Form 10KSB
period 1997-12-31
THUNDER MOUNTAIN GOLD INC
filed 1998-03-31
CIK 711034

(THIS SPACE LEFT INTENTIONALLY BLANK)

















DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt EXCEPT WHERE INDICATED OTHERWISE WITHIN THE TEXT

BEGIN PAGE AT "START"

START************************************************************************

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                                   Commission File
December 31, 1997                                                 #001-08429

                           THUNDER MOUNTAIN GOLD, INC.
            (Exact name of Registrant as specified in its charter)

State of Idaho                                                    91-1031075
(State or other jurisdiction of                      (IRS Identification No.)
incorporation or organization)

3605 E. 16th Avenue                                                    99223
Spokane, Washington                                                (Zip Code)
(Address of Principal Executive Officers)

Telephone Number of Registrant     (509) 535-6092

Securities registered pursuant to Section 12(b) of the Act:
                                                             Name of Exchange
Title of each Class                                       on which Registered

$0.05 Par Value Common                                                   None
Non-Assessable Stock

Securities registered pursuant to Section 12(g) of the Act:

NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X            No
        ___

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1997 was $486,393. This figure is based on estimated bid price of $.05.

     Issued and outstanding common capital stock as of March 25, 1998.

     9,727,852 shares common $0.05 par value stock non-assessable.

No documents are incorporated by reference.

Document Page: 1
Total Number of Pages:  33
Exhibits:               None

*****************************************************************************

PART I

ITEM 1.   Description of Business.

    (a)   General development of Business.

     The Company was originally incorporated under the laws of the State of Idaho on November 9, 1935 under the name of Montgomery Mines, Inc. In August, 1985, the Company's shareholders approved an increase in the authorized common stock, $.05 par value, from 7,500,000 shares to 12,000,000 shares. Quotations of the bid and ask prices for the stock are published by the Spokane Quotations Service of Spokane, Washington.

     USMX, Inc. of Lakewood, Colorado signed a Letter of Intent to do exploratory work and possibly acquire an interest in the Dewey-Sunnyside and Thunder Mountain Gold properties in Valley County, Idaho during 1994. They have sent their intent to mine to the US Forest Service, so they will build a mine if all necessary permits can be secured. These companies control approximately 10,000 acres in the Thunder Mountain mining district in central Idaho, consisting of both patented and unpatented mining claims.

     June 2, 1997 - Dakota Mining Corporation of Denver, CO completed its merger with USMX, Inc. of Lakewood, CO with shareholders voting in favor by both companies.

     Effective June 18, 1997 the Companies, USMX and Dakota agreed to an extension of the exploration agreement to April 30, 1998.

Precious Minerals Properties

     1.  Thunder Mountain Claims:

     The Registrant now holds 510 unpatented lode mining claims and fractional claims in the Thunder Mountain Mining District of Valley County, Idaho. Thirteen of the patented lode claims are owned by the Registrant and are under lease, and of the 510 unpatented lode mining claims, 446 are owned by the Registrant and 64 are held under leases. The mineralization of the main interest on them is gold and silver.

     2.  Dewey Mining Co. properties:

     The properties of the Dewey Mining Company approximate 1,500 acres in area and are known to contain gold mineralization. There are 9 patented and 108 unpatented mining claims.

     3.  Dry Creek and Mineral Hill Groups:

     In Addition the Company holds 130 unpatented mining claims in Eureka County, Nevada. These claims are known as the Dry Creek and Mineral Hill claims. There is no known commercial mineralization on these claims.

     (b)     Financial Information About Industry Segments.

          The Registrant has no other industry segments.

     (c)     Narrative Description of Business.

          (1)     Refer to ITEM 1:  Description of Business (supra)

               Subparagraph (i) through (xii) are not applicable to the Registrant.
Document page:  2

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

          This paragraph is not applicable to the Registrant.

ITEM 2:  Properties.

     For continuity and clarity, this information was included in the information set in Item 1.

ITEM 3:  Legal Proceedings.

     The Registrant has no legal actions pending against it and it is not a party to any suits in any court of law, nor are the directors aware of any claims which could give rise to or investigations pending by the Securities and Exchange Commission or any other governmental agency.

     The Registrant is involved in no civil rights negotiations or proceedings.

ITEM 4:  Submission of Matters to Vote on Security Holders.

     No matters were submitted to vote of the Registrant's security holders during 1997.



PART 11

ITEM 5:  Market for Registrant's Common Equity and Related Stockholder
Matters.

     (a)  Market Information.

     (i) The common stock of the Registrant is traded Over-The-Counter in Spokane, Washington and its bid and asked prices are quoted on a daily basis by the Spokane Quotation Service, Spokane, Washington.

     (ii) The bid prices for the Registrant's stock for the years 1996 and 1997 were as follows:

1996                                      BID PRICES

                             HIGH                           LOW
     First Quarter          $0.07                          $0.04
     Second Quarter         $0.07                          $0.05
     Third Quarter          $0.10                          $0.06
     Fourth Quarter         $0.08                          $0.05

1997                                      BID PRICES

                             HIGH                           LOW
     First Quarter          $0.06                         $0.05
     Second Quarter         $0.05                         $0.04
     Third Quarter          $0.04                         $0.03
     Fourth Quarter         $0.05                         $0.03

Document page:  3

     (b)  Approximate Number of Equity Security Holders:

     Title of Class                           No. of Record Holders

     $0.05 Par Value                         2,271 as of December 31, 1997
     Common Stock Non-Assessable

     (c)  Dividend History and Restrictions:

     The Registrant has not paid any dividends, and does not plan to do so in the foreseeable future as it plans to use its capital to finance the search for additional mineral properties of potential commercial value.

ITEM 6:  Selected Financial Data.

     Following is a summary of selected financial data which indicates trends in Registrants financial condition and operations.

Selected Balance
Sheet Data
                                     Year Ended December 31,
                       _____________________________________________________

                          1997       1996       1995       1994       1993
                       _________  _________  _________  _________  _________

Current assets         $ 659,329  $ 823,893  $ 733,797  $ 580,135  $ 388,900

Property and equipment   260,018    266,775    261,482    246,976    249,879

Non-current investments      170        170        170        170        170

Total Assets             919,517  1,090,838    952,449    827,281    638,949

Current liabilities       22,500     42,500     42,500     42,500     42,500

Stockholders' Equity     897,017  1,048,338    952,949    784,781    596,449


Selected Operational Data

Royalty revenue           62,500    100,000     75,000     25,000     25,000

Other revenue and
  gains/(losses)          24,589     51,845     19,375     17,867     19,755

Net income/(loss)         17,250     83,029     26,367    (24,471)   (42,942)

Net income/(loss)
  per share            $     NIL  $     .01   $    NIL   $     NIL  $     NIL

No dividends have been paid by the Company.









Document page:  4

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operation.

     (a)  Full fiscal year.

          (1)  Liquidity

     The Company has a positive cash position and has invested funds in a cash management mutual fund. The Company's cash and liquid assets are considered adequate to meet its current and foreseeable obligations.

     Expenses for the ensuing year will be incurred for continued search and exploration for additional properties, and for management fees and administrative costs. The Company's required assessment work for 1997 to keep its unpatented claims valid will be performed by the Company. Directors and management fees are $40,000.00 annually. Please refer to the financial statements for additional costs and expenditures and other financial information.

          (2)  Capital Resources

     The Company presently does not intend to make any capital expenditures from its funds. The Company also does not presently have any plans to raise capital through debt or equity financing.



(3)       Results of Operations

     The Company had no production from operations for 1997. Although additional production units are likely, it is impossible to predict with any certainty when and where the next production unit will be developed. For that reason, it is impossible to predict the future production units.

     For 1997 the gross revenues were $62,500 compared to $100,000 for 1996 and $75,000 for 1995 and 1994.

ITEM 8:  Financial Statements and Supplemental Data























Document page:  5

                                    CONTENTS



                                                                     Page

Independent Auditor's Report                                         1

Balance Sheet at December 31, 1997 and 1996                          2-3

Statement of Operations for the Years Ended
     December 31, 1997, 1996, and 1995                               4

Statement of Cash Flows for the Years Ended
     December 31, 1997, 1996, and 1995                               5-6

Statement of Changes in Stockholders' Equity for the
     Years Ended December 31, 1997, 1996, and 1995                   7

Notes to Financial Statements                                        8-14





































Document page:  6

INDEPENDENT AUDITOR'S REPORT


Board of Directors
Thunder Mountain Gold, Inc.
Spokane, Washington

We have audited the accompanying Balance Sheets of Thunder Mountain Gold, Inc. as of December 31, 1997 and 1996, and the related Statements of Operations, Cash Flows and Changes in Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thunder Mountain Gold, Inc. as of December 31, 1997 and 1996, and the results of its operations, cash flows and changes in stockholders' equity for each of the three years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



/s/ ROBERT MOE & ASSOCIATES, P.S.







March 12, 1998
Spokane, Washington

Document page:  7

                        THUNDER MOUNTAIN GOLD, INC.
                            Spokane, Washington
                               Balance Sheet
                     As of December 31, 1997 and 1996



                                               1997           1996
                                           ____________    ____________
ASSETS

CURRENT ASSETS:
     Cash and Cash Equivalents             $    137,077    $    140,792
     Prepaid Expenses                             1,870           1,285
     Investments                                520,382         681,816
                                           ____________    ____________

          Total Current Assets                  659,329         823,893
                                           ____________    ____________

INVESTMENTS - Non-Current                           170             170
                                           ____________    ____________

PROPERTY AND EQUIPMENT:
     Mining Equipment                             5,477           5,477
     Office Equipment                             6,547           6,547
     Automotive                                  47,436          47,436
     Mining Claims                              461,934         461,934
                                           ____________    ____________

          Total Property and Equipment          521,394         521,394
                                           ____________    ____________

     Less:  Accumulated Depreciation
          and Depletion                         261,376         254,619
                                           ____________    ____________

          Net Property and Equipment            260,018         266,775
                                           ____________    ____________

TOTAL ASSETS                               $    919,517    $  1,090,838
                                           ============    ============













  The Accompanying Notes Are An Integral Part Of These Financial Statements

                                       FS-2
Document page:  8

                          THUNDER MOUNTAIN GOLD, INC.
                              Spokane, Washington
                                 Balance Sheet
                       As of December 31, 1997 and 1996
                                  (Continued)

                                               1997           1996
                                           ____________    ____________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued Directors and Management Fees $    22,500     $    42,500
                                           ____________    ____________

               Total Current Liabilities        22,500          42,500
                                           ____________    ____________

STOCKHOLDERS' EQUITY:
      Common Stock, $0.05 Par Value;
           12,000,000 Shares Authorized;
           9,727,852 and 9,727,852
          Shares Issued Respectively           486,392         486,392
     Additional Paid-in Capital                254,222         254,222
      Unrealized gain, marketable securities   200,533         369,054
      Less: 11,700 Shares of Treasury
           Stock, At Cost                      (24,200)        (24,150)
     Retained Earnings/(Deficit)               (19,930)        (37,180)
                                           ____________    ____________

               Total Stockholders' Equity      897,017       1,048,338
                                           ____________    ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $   919,517     $ 1,090,838
                                           ============    ============





















   The Accompanying Notes Are An Integral Part Of These Financial Statements

                                         FS-3
Document page:  9

                             THUNDER MOUNTAIN GOLD, INC.
                                 Spokane, Washington
                       Statement Of Operations For The Years
                      Ended December 31, 1997, 1996, and 1995

                                         1997          1996          1995
                                     ____________  ____________  ____________
INCOME:
     Royalties                       $    62,500   $   100,000   $    75,000
                                     ____________  ____________  ____________

EXPENSES:
     Exploration and Development             -           1,139           100
     Depreciation and Depletion            6,757         4,470         3,665
     Directors' Fees and
          Professional Services           40,000        40,000        40,000
     Legal and Accounting                  5,375         5,475         5,460
     Management and
          Administrative                  17,707        17,732        18,783
                                     ____________  ____________  ____________

          Total Expenses                  69,839        68,816        68,008
                                     ____________  ____________  ____________

INCOME/(LOSS) FROM OPERATIONS             (7,339)       31,184         6,992
                                     ____________  ____________  ____________

OTHER INCOME:
     Interest and Dividend
          Income                          24,589        25,126        19,375
     Gain on sale of asset                   -          26,719           -
                                     ____________  ____________  ____________

                                          24,589        51,845        19,375
                                     ____________  ____________  ____________

INCOME/(LOSS) BEFORE FEDERAL
     INCOME TAXES                         17,250        83,029        26,367

PROVISION FOR INCOME TAXES:
     Tax At Statutory Rates                  -             -             -
     Tax Benefit                             -             -             -
                                     ____________  ____________  ____________

NET INCOME/(LOSS)                    $    17,250   $    83,029   $    26,367
                                     ============  ============  ============
EARNINGS/(LOSS) PER SHARE:
     Before Income Taxes             $       NIL   $      0.01   $       NIL
     Tax At Statutory Rates                  NIL           NIL           NIL
     Tax Benefits                            NIL           NIL           NIL
                                     ____________  ____________  ____________
NET INCOME/(LOSS)
     PER SHARE                       $       NIL   $      0.01   $       NIL
                                     ============  ============  ============

The Accompanying Notes Are An Integral Part Of These Financial Statement

                                      FS-4
Document page: 10

                          THUNDER MOUNTAIN GOLD, INC.
                             Spokane, Washington
                     Statement of Cash Flow For The Years
                    Ended December 31, 1997, 1996, and 1995

                                         1997          1996          1995
                                     ____________  ____________  ____________
CASH FLOWS PROVIDED (USED) BY
     OPERATING ACTIVITIES:
     Net Income/(Loss)               $    17,250   $    83,029   $    26,367
      Non-Cash Expenses, Revenues,
        Losses And Gains Included
         in Income:
          Depreciation and
            Amortization                   6,757         4,470         3,665
          Gain on sale of asset              -         (26,719)          -
     Net (Increase)/Decrease In
        Receivables and Payables         (20,585)          215           240
                                     ____________  ____________  ____________
     Net Cash Flows Provided (Used)
          By Operating Activities          3,422        60,995        30,272
                                     ____________  ____________  ____________

CASH FLOWS PROVIDED (USED) BY
     INVESTING ACTIVITIES:
     Purchase Of Investments              (7,087)      (51,806)       (6,848)
     Purchase Of Property and
        Equipment                            -         (25,543)      (18,172)
     Disposition of Equipment                -          42,500           -
                                     ____________  ____________  ____________
     Net Cash Flows Provided (Used)
          By Investing Activities         (7,087)      (34,849)      (25,020)
                                     ____________  ____________  ____________

     CASH FLOWS (USED) BY FINANCING
          ACTIVITIES
          Reacquisition of stock             (50)          -             -
                                     ____________  ____________  ____________

          Net cash flows (used) by
             Financing Activities            (50)          -             -
                                     ____________  ____________  ____________

NET INCREASE/(DECREASE) IN CASH            (3,715)       26,146         5,252
 CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                 140,792       114,646       109,394
                                     ____________  ____________  ____________

 CASH AND CASH EQUIVALENTS,
     END OF PERIOD                   $   137,077   $   140,792   $   114,646
                                     ============  ============  ============



The Accompanying Notes Are An Integral Part Of These Financial Statements


                                      FS-5
Document page: 11

                             THUNDER MOUNTAIN GOLD, INC.
                                Spokane, Washington
                        Statement of Cash Flow For The Years
                      Ended December 31, 1997, 1996, and 1995
                                    (Continued)


Supplemental Disclosure of Cash Flow Information:

                                         1997          1996          1995
                                     ____________  ____________  ____________

Cash Paid For:
     Income Taxes                    $      -      $      -      $      -
     Interest                                -             -             -

Disclosure Of Accounting Policy:

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three (3) months or less to be cash equivalents.

































   The Accompanying Notes Are An Integral Part Of These Financial Statements


                                         FS-6
Document page: 12

                               THUNDER MOUNTAIN GOLD, INC.
                                  Spokane, Washington

                Statement Of Changes In Stockholders' Equity For The
                    Years Ended December 31, 1997, 1996, and 1995

*begin 9pt type*
                                                  Unrealized
                                     Additional    Gain on                   Retained
                    Common Stock      Paid-In     Marketable    Treasury     Earnings/
                  Shares    Amount    Capital     Securities     Stock      (Deficit)    Total
                __________ _________ __________  _____________  __________  __________  _________
Balances,
  December 31,
  1994           9,727,852 $ 486,392 $ 254,222   $  214,893     $  (24,150) $ (146,576) $ 784,781

Unrealized gain
  in marketable
  securities           -         -         -        141,801           -            -      141,801

Net income - 1995      -         -         -            -             -         26,367     26,367
                __________ _________ __________  _____________  __________  __________  _________

Balances,
  December 31,
  1995           9,727,852   486,392   254,222      356,694        (24,150)   (120,209)   952,949

Unrealized gain
  in marketable
  securities           -         -         -         12,360            -           -       12,360

Net income - 1996      -         -         -            -              -        83,029     83,029
                __________ _________ __________  _____________  __________  __________  _________

Balances,
  December 31,
  1996           9,727,852   486,392   254,222       369,054       (24,150)   (37,180)  1,048,338

Reacquisition
  of stock             -         -         -             -             (50)       -          (50)

Unrealized loss
  in Marketable
  securities           -         -         -        (168,521)          -          -     (168,521)

Net income - 1997      -         -         -             -             -       17,250     17,250
                __________ _________ __________  _____________  __________  __________  _________

Balances,
  December 31,
  1997          9,727,852  $ 486,392 $  254,222  $   200,533    $  (24,200) $ (19,930)   $897,017
                ========== ========= ==========  =============  ==========  ==========  =========


*end 9pt type*




The Accompanying Notes Are An Integral Part Of These Financial Statements

                                          FS-7
Document page: 13

                           THUNDER MOUNTAIN GOLD, INC.
                               Spokane, Washington

                          Notes To Financial Statements

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OPERATIONS

Thunder Mountain Gold, Inc. ( Thunder Mountain Gold and the Company ) takes its name from the Thunder Mountain Mining District in Valley County, Idaho, where its principal lode mining claims are located. Since 1978, the efforts of the Company have been to develop its property into a producing gold mine. Coeur d'Alene Mines Corporation started initial production of gold on the Thunder Mountain Gold property in July, 1986.

ACCOUNTING POLICIES

Marketable securities are stated at their fair market value. The market value is based on quoted market prices or other fair value estimates provided by third party portfolio managers. Current marketable securities had an aggregate cost of $318,939 at December 31, 1997. A valuation allowance in the amount of has been recorded to the carrying amount of the portfolio to market value.

Exploration costs are charged to operations when incurred.

Property and equipment are carried at cost. Depreciation is computed using accelerated depreciation methods with useful lives of three to seven years. Major additions and betterment's are capitalized. Costs of maintenance and repairs which do not improve or extend the life of the associated assets are expensed currently. When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income. Depletion is computed using the unit of production method.

Net income/(loss) per common share amounts are computed by using the weighted average number of common shares and dilutive common equivalent shares outstanding each period. The weighted average number of shares for computing losses per common share do not reflect the shares issuable upon the exercise of stock options if they would have an antidilutive effect.

Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.











                                      FS-8
Document page: 14

                           THUNDER MOUNTAIN GOLD, INC.
                               Spokane, Washington

                          Notes To Financial Statements

NOTE 2 - INVESTMENTS

 Investments consist of the following:

                             Carrying                          Market
                               Value            Cost            Value
                            ___________      ___________     ___________
December 31, 1997:
     Current Investments    $  520,382       $  318,939      $  520,382
     Other Investments             170            1,080             170
                            ___________      ___________     ___________

         Total              $  520,552       $  320,019      $  520,552

December 31, 1996:
     Current Investments    $  681,816       $  311,852      $  681,816
     Other Investments             170            1,080             170
                            ___________      ___________     ___________

             Total          $  681,986       $  312,932      $  681,986

December 31, 1995:
     Current Investments    $  617,650       $  260,046      $  617,650
     Other Investments             170            1,080             170
                            ___________      ___________     ___________

             Total          $  617,820       $  261,126      $  617,820

At December 31, 1997 and 1996, and 1995 the current investment portfolios included gross unrealized gains of $201,443, $369,964, and $357,604 respectively, and gross unrealized losses of $910, $910 and $910, respectively.

Other investments consist of small stock holdings in several local mining companies.

NOTE 3 - MINING CLAIMS AND OPERATING AGREEMENT

Substantially all of the Company's patented and unpatented claims in the Thunder Mountain Mining district were obtained from major stockholders for cash or newly issued stock.

On April 15, 1982, the Company entered into a mining lease with Phillips Petroleum Company ( Phillips ). The lease permitted Phillips to explore, develop, and mine the Thunder Mountain claims, in exchange for which the Company was to receive, as a royalty, a percentage of the defined net production proceeds. Until the beginning of production, Thunder Mountain Gold received advance minimum royalties of $125,000 per year, increased by the percentage of increase in the average price of gold over $400 per ounce during the preceding year.



                                      FS-9
Document page: 15

                          THUNDER MOUNTAIN GOLD, INC.
                              Spokane, Washington

                         Notes To Financial Statements

NOTE 3 - MINING CLAIMS AND OPERATING AGREEMENT (continued)

After the beginning of production, which commenced in July, 1986, the Company was to receive annually the greater of 10% of the defined net proceeds from production or the minimum royalty as defined above. When Phillips has recovered all of its pre-production costs as defined in the contract, including the advance and minimum royalties, out of defined net production proceeds, the Company was to receive annually the greater of 30% of the defined net production proceeds or the minimum royalty.

The term of the lease was initially for ten years and thereafter for as long as continuous mining or development is conducted. The lessee however, could cancel the lease at any time subject to 30 days notice.

On April 8, 1983, the Coeur d'Alene Mines Corporation acquired a 60% interest in the Phillips mining lease with Thunder Mountain Gold. Phillips retained a 10% interest and a two year option to repurchase its interest up to an equal share with Coeur d'Alene Mines Corporation. The transaction was between Phillips and Coeur d'Alene Mines Corporation, and did not change the Company's 30% interest in defined profits nor any other terms of the lease between Phillips and the Company.

In March, 1986, Coeur d'Alene Mines increased its ownership in Thunder Mountain by paying Phillips Petroleum $1 million for Philip's ten (10) percent interest.

On September 1, 1987, the Company issued 10,000 shares of its restricted common stock for purchase of the Althouse Placer mining claims which cover an area of approximately 380 acres in Valley County, Idaho. The transaction was valued at the market price of the stock on the date of issuance.

During 1988, the Company acquired an area of approximately 7,300 acres in Elko, Eureka and Lander Counties, Nevada, pursuant to an agreement entered into with the Company's consulting geologist, a stockholder of the Company. Under this agreement, the Company has issued 100,000 shares of its restricted common stock for legal title to approximately 400 mining claims.

In April, 1990, the Company entered into a mining lease agreement with the Vancouver, BC, Canada, based Equinox Resources, Ltd. Equinox, in turn, assigned the lease to Amax Gold Exploration, Inc. of Reno, Nevada. Amax performed exploration work in excess of $100,000 that consisted primarily of drilling of approximately 4,000 feet of holes.

On the basis of negative drilling results, Amax has elected to terminate its interest in the Agreement with Equinox. In turn, Equinox decided to also terminate its lease with the Company, effective February 21, 1991.









                                       FS-10
Document page: 16

                         THUNDER MOUNTAIN GOLD, INC.
                             Spokane, Washington

                         Notes To Financial Statements

NOTE 3 - MINING CLAIMS AND OPERATING AGREEMENT (continued)

In February, 1989, the Company entered into a mineral lease agreement with Freeport-McMoRan Gold Company, pertaining to the Blue Bluff property in Valley County, Idaho. The principal target of exploration is gold and silver. The agreement calls for production royalties and advance annual royalty payments. Freeport (now Independence Mining Co.) sold its interest to NERCO Exploration Co. of Vancouver, Washington. Pursuant to this transaction, NERCO continues to explore the property.

On December 2, 1990, Coeur d'Alene Mines Corporation notified the Company of its intention to terminate its lease effective December 31, 1990.
Accordingly, and due to the lack of production during 1990, only the minimum royalty receivable of $125,000 for 1990 was accrued by the Company.

NOTE 4 - MINING PROPERTY LEASES

In August, 1981, the Company entered into a two year option with two groups of its major stockholders regarding various patented and unpatented claims known as the Bull and L groups of claims. Under the option, the Company had the right, for a two year period, to enter into a lease with those individuals to do exploration and development work on the properties. The options were exercised, and two identical leases were executed on February 2, 1982. The lease terms provide that the Company will do all assessment work, pay all taxes, and pay to the lessors, 3% of defined net smelter returns with a minimum annual advance royalty of $15,000 on each lease. During 1987, the existing leases were modified to reduce the minimum annual advance royalties to $7,500 on each lease, beginning in 1988. During 1990, the existing leases were further modified to reduce the minimum annual advance royalties to $1.00 per contract beginning with 1990.

On August 28, 1992 one million shares of Thunder Mountain Gold, Inc. restricted stock was issued to Dewey Mining Co. and Sunnyside Consolidated Mining Co., as tenants in common, in exchange for a mining contract on the DEWEY & THUNDER MOUNTAIN GOLD properties, situated in Valley County, Idaho. The shares were issued at par value of $.05 per share.

An option to purchase one million shares of restricted treasury stock was issued to Dewey Mining Company (a.k.a. Jim Nelson and Ron Yanke) August 3, 1992. The price per share payable to Thunder Mountain Gold shall be six cents per share. The term of this option will be for a period of two years from the date of agreement with a third party company to explore and develop Thunder Mountain and Dewey's joint property holdings in the Thunder Mountain District located in Valley County Idaho. It is understood that the issuance of this option is contingent upon the receipt of a purchase option to Thunder Mountain issued by Dewey Mining for the acquisition of Dewey Mining's real and mineral properties located in the district. The option was exercised and the company received $60,000 for the sale of 1,000,000 shares at six cents per share on November 24, 1993.






                                      FS-11
Document page:  17

                         THUNDER MOUNTAIN GOLD, INC.
                             Spokane, Washington

                        Notes To Financial Statements

NOTE 5 - INCOME TAXES

The components of the income tax (provision)/benefit are as follows:

                                      1997         1996          1995
                               ____________   ___________   ____________
          Currently Payable:
               State           $      -0-     $     -0-     $     -0-
               Federal                -0-           -0-           -0-
                               ____________   ___________   ____________

          Total Current        $      -0-     $     -0-     $     -0-
                               ____________   ___________   ____________
          Deferred Benefit:
               State                  -0-           -0-           -0-
               Federal                -0-           -0-           -0-
                               ____________   ___________   ____________
          Tax Effect Of Net
            Operating Loss Carry-
            forward                   -0-           -0-           -0-
                               ____________   ___________   ____________

          Net Income Taxes     $      -0-     $     -0-     $     -0-
                               ============   ===========   ============

     The causes of the difference between the provision/(benefit) for income taxes at the federal statutory rate and that shown in the statements of operations are summarized as follows:

                                           1997         1996          1995
                                    ____________   ___________   ____________
       Tax at statutory rate           $    -0-     $    -0-      $    -0-
       Surtax exemption                     -0-          -0-           -0-
       Dividends received exclusion         -0-          -0-           -0-
       Long-term capital loss               -0-          -0-           -0-
       State tax benefit                    -0-          -0-           -0-
       Benefit of net operating loss
        carryback to prior years at
        other than the statutory rate       -0-          -0-           -0-
       Other                                -0-          -0-           -0-
                                    ____________   ___________   ____________

               Total                   $    -0-     $    -0-      $    -0-
                                    ============   ===========   ============

     At December 31, 1997, the Company has $158,437 in net operating loss carryforward which may be used to offset taxable income generated by operations which will begin expiring in 2004. The Company also has a general business tax credit carryover in the amount of $1,283 which may be used to offset future federal income tax liabilities. This credit will expire in 2004.


                                       FS-12
Document page: 18

                          THUNDER MOUNTAIN GOLD, INC.
                             Spokane, Washington

                        Notes To Financial Statements

NOTE 6 - CONCENTRATIONS OF CREDIT RISK

     At December 31, 1997 the Company had cash and cash equivalents with Merrill Lynch with a balance of $137,077 which is $37,077 in excess of the S.I.P.C. insured amount.

NOTE 7 - MARKETABLE SECURITIES

     The Corporation has adopted Statement of Financial Accounting Standards
(SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 establishes generally accepted accounting principles for the financial accounting and measurement and disclosure principles for (1) investments in equity securities that have readily determinable fair market value and (2) all investments in debt securities. The change had no effect on prior years' results. All of the marketable securities held by THUNDER MOUNTAIN GOLD, INC. consist of securities "available-for-sale", as defined by SFAS No. 115. The method used in computing realized gains and losses is the specific identification method.

     The following information is as of December 31, 1997 and 1996:

                                              1997        1996
                                          __________    __________
     Aggregate fair value
        of marketable securities          $ 520,382     $ 681,816
     Gross unrealized holding gains        (269,033)     (408,168)
     Gross unrealized holding losses         67,590        38,204
     Amortized cost basis                   318,939       311,852

     Changes in current marketable securities for the twelve months ended December 31, 1997 and 1996 are as follows:

                                             1997          1996
                                          __________    __________
     Cost, as of January 1,               $ 311,852     $ 260,046
     Purchase of shares                         -          45,104
     Dividends and capital gains
        reinvested                            7,087     6,702
     Unrealized gain, as of December 31,    201,443      369,964
                                          __________    __________
     Fair market value,
         as of December 31,               $ 520,382     $ 681,816
                                          ==========    ==========








                                       FS-13
Document page: 19

                          THUNDER MOUNTAIN GOLD, INC.
                             Spokane, Washington

                        Notes To Financial Statements


NOTE 8 - LETTER OF INTENT SIGNED FOR EXPLORATION

USMX, Inc. of Lakewood, Colorado signed a Letter of Intent to do exploratory work and possibly acquire an interest in the Dewey-Sunnyside and Thunder Mountain Gold properties in Valley County, Idaho.

Effective June 18, 1997 the Companies, USMX and Dakota agreed to an extension of the exploration agreement to April 30, 1998 (USMX became a wholly - owned subsidiary of Dakota on May 29, 1997).













































                                            FS-14
Document page: 20

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES




The Board of Directors
Thunder Mountain Gold, Inc.
Spokane, Washington


Our report on the financial statements of Thunder Mountain Gold, Inc. is included in the Form 10-KSB and covers the financial statements for December 31, 1997, listed under Item 14(a)(1) of this Form 10-KSB. In connection with our audit of such financial statements, we have also audited the related financial statement schedules for December 31, 1997 listed under Item 14(a)(2) of this Form 10-KSB.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly the information required to be included therein.



Robert Moe & Associates

Spokane, Washington
March 12, 1998


























                                              FS-15
Document page: 21

                            THUNDER MOUNTAIN GOLD, INC.
             SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                 For The Years Ended December 31, 1997 and 1996

                                      December 31, 1997
                       _____________________________________________________
COLUMN A               Column B      Column C      Column D      Column E
                       ___________   ___________   ___________   ___________
                                                                 Amount at
                                                                 Which
                                                                 Issue is
                                                     Market      on Carried
                       Number of     Cost of         Value       on Balance
ISSURER                Shares        Shares          Shares      Sheet
_____________________  ___________   ___________   ___________   ___________
CURRENT:
Colonial Utilities Fund
Class A, Common shares    11,718     $  145,450    $  230,393     $  230,393
American Barrick
Common shares              4,000         21,776        74,500         74,500
Freeport McMoRan,
Julphur
Common shares                143            -           1,680          1,680
IMC Global inc.
Del Pv $1
Common shares                612         55,941        20,043         20,043
WTIZ 00IMC
Global INCVSP
Common shares                226            -             875            875
Freeport McMoRan Cop
& Gld  A, Common shares    8,204         42,734       125,619        125,619
Freeport McMoRan Cop
& Gld B,Common shares      2,864            -          45,108         45,108
Freeport M Res Dep
Ut Lp, Common shares          64             64           584            584
F M Properties, Inc.
Common shares                408            561          2,116         2,116
McMoran Oil & Gas
Common shares                408            -            1,312         1,312
USMX, Inc.
Common shares              1,819          7,296            437           437
Midas Gold
Common shares              8,396         45,104         17,715        17,715
                        ___________   ___________   ___________   ___________

                          38,862      $ 318,926     $  520,382    $  520,382
                        ===========   ===========   ===========   ===========
Non-Current:
Other stock ownership
in inactive companies
Common shares            164,500          1,080            170           170
                        ___________   ___________   ___________   ___________

          Totals          164,500     $    1,080    $       170   $       170
                        ===========   ===========   ===========   ===========




                                          FS-16
Document page: 22

                            THUNDER MOUNTAIN GOLD, INC.
             SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                 For The Years Ended December 31, 1997 and 1996


                                     December 31, 1996
                       _____________________________________________________
COLUMN A               Column B      Column C      Column D      Column E
                       ___________   ___________   ___________   ___________
                                                                 Amount at
                                                                 Which
                                                                 Issue is
                                                     Market      on Carried
                       Number of     Cost of         Value       on Balance
ISSURER                Shares        Shares          Shares      Sheet
_____________________  ___________   ___________   ___________   ___________
CURRENT:
Colonial Utilities Fund
Class A, Common shares     11,718    $  138,277    $  179,036    $  179,036

American Barrick
Common shares               4,000        21,776       115,000       115,000

Freeport McMoran, Inc.
Common shares                 680        55,941        21,845        21,845

Freeport McMoran Cop
& Gld A Common shares       8,204        42,734       230,737       230,737

Freeport McMoran Cop
& Gld B Common shares       2,864           -          85,562        85,562

Freeport M Rex Dep
Ut Lp Common shares            64           163         1,096         1,096

F M Properties, Inc.
Common shares                 408           561         1,224         1,224

McMoran Oil & Gas
Common shares                 408           -             892           892

USMX, Inc.
Common shares               2,000         7,296         3,187         3,187

Midas Gold
Common shares               8,396        45,104        43,237        43,237
                        ___________   ___________   ___________   ___________

                           38,742     $ 311,852     $ 681,816     $  681,816
                        ===========   ===========   ===========   ===========
Non-Current:
Other stock ownership
in inactive companies
Common shares             164,500         1,080           170            170
                        ___________   ___________   ___________   ___________

          Totals          164500      $   1,080      $    170      $     170
                        ===========   ===========   ===========   ===========

                                         FS-17
Document page: 23

                              THUNDER MOUNTAIN GOLD, INC.
                       SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                For the Years Ended December 31, 1997, 1996, and 1995

Column A              Column B      Column C      Column D      Column E      Column F
                      ___________   ___________   ___________   ___________   ___________
                                                                Other
                      Balance at                                Changes       Balance at
                      Beginning     Additions                   Add           End of
                      of Period     at Cost       Retirements   (Deduct)      Period
DESCRIPTION           ___________   ___________   ___________   ___________   ___________
Year ended
December 31, 1997:
  Mining equipment    $    5,477          -              -             -      $   5,477
  Office equipment         6,547          -              -             -          6,547
  Automotive              47,436          -              -             -         47,436
  Mining claims          461,934          -              -             -        461,934
                      ___________   ___________   ___________   ___________   ___________

     Totals           $  521,394    $     -       $      -      $      -      $ 521,394
                      ===========   ===========   ===========   ===========   ===========

Year ended
December 31, 1996:
  Mining equipment    $   23,010          -       $  (17,533)(1)       -         $5,477
  Office equipment         6,547          -              -             -          6,547
  Automotive              21,893    $  25,543(2)         -             -         47,436
  Mining claims          461,934          -              -             -        461,934
                      ___________   ___________   ___________   ___________   ___________

          Totals      $  513,384    $  25,543     $  (17,533)   $      -      $ 521,394
                      ===========   ===========   ===========   ===========   ===========
Year ended
December 31, 1995:
  Mining equipment    $   5,477     $  17,533(3)         -             -      $  23,010
  Office equipment        5,909           638(4)         -             -          6,547
  Automotive             21,893           -              -             -         21,893
  Mining claims         461,934           -              -             -        461,934
                      ___________   ___________   ___________   ___________   ___________

          Totals      $ 495,213     $  18,171     $      -      $      -      $ 513,384
                      ===========   ===========   ===========   ===========   ===========

(1)     Sale of D-7G Caterpillar
(2)     Purchase of 1996 Subaru
(3)     Addition was for repairs to the D-7G Caterpillar.
(4)     Addition was for purchase of a fax machine.










                                            FS-18
Document page: 24

                              THUNDER MOUNTAIN GOLD, INC.
                   SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                          AMORTIZATION OF PROPERTY AND EQUIPMENT

               For the Years Ended December 31, 1997, 1996, and 1995

Column A              Column B      Column C      Column D      Column E      Column F
                      ___________   ___________   ___________   ___________   ___________
                                                                Other
                      Balance at                                Changes       Balance at
                      Beginning     Additions                   Add           End of
                      of Period     at Cost       Retirements   (Deduct)      Period
DESCRIPTION           ___________   ___________   ___________   ___________   ___________
Year ended
December 31, 1997:
  Mining equipment    $    5,477           -             -             -       $   5,477
  Office equipment         5,242    $      282           -             -           5,524
  Automotive              15,671         6,475           -             -          22,146
  Mining claims          228,229           -             -             -         228,229
                      ___________   ___________   ___________   ___________   ___________

          Totals      $  254,619    $    6,757    $      -      $      -      $  261,376
                      ===========   ===========   ===========   ===========   ===========

Year ended
December 31, 1996:
  Mining equipment    $   7,230             -     $   (1,753)          -      $    5,477
   Office equipment       4,901     $       341          -             -           5,242
  Automotive             11,542           4,129          -             -          15,671
  Mining claims         228,229             -            -             -         228,229
                      ___________   ___________   ___________   ___________   ___________

          Totals      $ 251,902     $     4,470   $   (1,753)   $      -      $  254,619
                      ===========   ===========   ===========   ===========   ===========

Year ended
December 31, 1995:
  Mining equipment    $   5,477     $     1,753           -            -      $   7,230
  Office equipment        4,564             337           -            -          4,901
  Automotive              9,967           1,575           -            -         11,542
  Mining claims         228,229             -             -            -        228,229
                      ___________   ___________   ___________   ___________   ___________

          Totals      $ 248,237     $     3,665   $       -     $      -      $ 251,902
                      ===========   ===========   ===========   ===========   ===========

(1) Depreciation is calculated using the accelerated deprediation methods with useful lives of three to seven years.

(2)     Depletion is computed using the units of production method.







                                        FS-19
Document page: 25

ITEM 6:   SELECTED FINANCIAL DATA.

Following is a summary of selected financial data which indicates trends in registrants financial condition and results of operations.

                                          Year Ended December 31,
                      ___________________________________________________________________
                         1997          1996          1995         1994          1993
                      ___________   ___________   ___________   ___________   ___________
SELECTED BALANCE SHEET DATA:

Current assets       $  659,329     $ 823,893     $ 733,797     $ 580,135     $ 388,900

Property and
  equipment             260,018       266,775       261,482       246,976       249,879

Non-current
  investments               170           170           170           170           170

Total assets            919,517     1,090,838       995,449       827,281       638,949

Current liabilities      22,500        42,500        42,500        42,500        42,500

Stockholders' equity    897,017     1,048,338       952,949       784,781       596,449

SELECTED OPERATIONAL DATA

Royalty revenue          62,500       100,000        75,000        25,000         25,000

Other revenue and
  gains/(losses)         24,589        51,845        19,375        17,867         19,755

Net income/(loss)        17,250        83,029        26,367       (27,471)       (42,942)

Net income/(loss)
  per share          $      NIL     $    0.01     $     NIL     $     NIL     $      NIL



No dividends have been paid by the Company.

















                                         FS-20
Document page: 26

CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Thunder Mountain Gold, Inc.
Spokane, Washington

We hereby consent to the use of our opinion, dated March 12, 1998 on the financial statements of THUNDER MOUNTAIN GOLD, INC. for the year ended December 31, 1997 in the Form 10-KSB included herein.





/s/ Robert Moe & Associates


Spokane, Washington
March 12, 1998





























                                        FS-21
Document page: 27

ITEM 9:  Disagreements on Accounting and Financial Disclosure

     During the year ended December 31, 1997, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

PART III

ITEM 10:  Directors and Executive Officers of the Registrant

     (a)  Identification of Directors:

     James E. Collord, Age 86 - President and Director - Mr. Collord has been a Director and President of the Registrant since 1978. He is Chief Executive Officer of the Registrant.

     Ellis J. Collord, Age 51 - Vice President and Director - Mr. Collord has been an officer and Director of the Registrant since 1978.

     Robin S. McRae, Age 57 - Secretary/Treasurer and Director - Dr. McRae has been an officer and Director of the Registrant since 1978.

     Each director serves for a period of one year or until his successor is elected and qualified.

     None of the above has any arrangement or understanding with any other person or persons pursuant to which he was or is to be selected as a director or nominee.

     (b)  Identification of Executive Officers

     This information is contained in paragraph (a) above

     (c)  Family Relationships:

     James E. Collord, the President and a Director of the Registrant, is the Father of Ellis J. Collord who is the Vice President and a Director of the Registrant. Dr. Robin S. McRae is the nephew of Marjorie Collord, the wife of James E. Collord, the President of the Registrant.

     (e)  Business Experience:

     James E. Collord has over fifty years of experience in the mining industry. He has worked as a miner and a mine superintendent but mainly has been employed in mineral exploration assignments. At the present time, Mr. Collord is semi-retired.

     Ellis J. Collord has a Masters of Science degree in geology from the Mackay School of Mines, University of Nevada. He has been active in the mining industry for over 19 years and is an exploration geologist and mining superintendent actively employed in mining supervision near Elko, Nevada.

     Robin S. McRae is a graduate of the Pacific College of Optometry and is a practicing optometrist. He is the grandson of Daniel C. McRae, the original locator of many of the gold prospects in the Thunder Mountain Gold Mining District, and is the son of Robert J. McRae, author of numerous geological reports concerning the Thunder Mountain Mining District. His knowledge of mining and related exploratory activities is derived from three generations of ownership of the Sunnyside Group of claims which the Registrant now owns.


Document page: 28

     Directorships:

     None of the directors of the Registrant is a director of any other corporation subject to the requirements of Section 12 or Section 15(d) of the Exchange Act of 1934.

     (f)  Involvement in Certain Legal Proceedings:

     None of the Officers and Directors of the Registrant has been involved in any bankruptcy, insolvency, or receivership proceedings as an individual or member of any partnership or corporation; none has been convicted in a criminal proceeding or is the subject of a criminal proceeding presently pending. None has been involved in proceedings concerning his ability to act as an investment advisor, underwriter, broker, or dealer in securities, or to act in a responsible capacity for investment company, bank, savings and loan association, or insurance company, or limiting his activity in connection with the purchase and sale of any security or engaging in any type business practice. None has been enjoined from engaging in any activity in connection with any violation of federal or state securities laws nor been involved in a civil action regarding the violation of such laws.

     (g)     Promoters and Control Persons:

     Not applicable.

ITEM 11:  Executive Compensation

     (a)(1)  Cash Compensation:

          (i)  Officers and Directors:

     None of the executive officer or directors of the Registrant received $50,000 or more a year.

          (ii)  All Officers and Directors:

     All officers and directors, of which there are three, together receive the sum of $40,000 per year.

                            CASH COMPENSATION
____________________________________________________________________________
     (A)                   (B)                   (C)

     James E. Collord     President/Director     $ 20,000.00

     Ellis J. Collord     Vice President         $ 10,000.00

     Robin S. McRae       Secretary/Treasurer    $ 10,000.00

          (a)(2)  Bonuses and Deferred Compensation:

     None of the executive officers or Directors of the Registrant receives any bonuses or deferred compensation, and none is planned.

          (b)(1)  Compensation Pursuant to Plans:

          There are no compensation plans, and no additional cash or non-cash compensation was paid during 1997 and none is proposed for the future.

Document page: 29

          (b)(2-(b)(4)) A Previous stock option plan was voluntarily canceled by the recipients.

          (c)  Other Compensation:

     There are no remuneration payments to any officer or Director other than those set forth in (a) above.

          (d)  Compensation of Directors:

          (1)  Standard Arrangements

               James E. Collord   -  $20,000 annually
               Ellis J. Collord   -  $10,000 annually
               Dr. Robin S. McRae -  $10,000 annually

          (2)  Other Arrangements

     There are no arrangements for remuneration for services as a Director in addition to the standard arrangements.

          (e)  Termination of Employment and Change of Control Arrangement

     There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of employment and resignation, retirement, etc.

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management

     (a)  Security Ownership of Certain Beneficial Owners

     The following are known to the Registrant to be the beneficial owners of more than five percent (5%) of the Registrant's voting securities:

     (1)               (2)                   (3)                    (4)
                       Name and Address      Amount and Nature      Percent
     Title of Class    of Beneficial Owner   Beneficial Ownership   of Class
     ______________    ___________________   ____________________   ________
     Common Stock      Ronald C. Yanke &     1,883,525 shares of
                       Donald J. Nelson,     record and
                       PO Box 5405           beneficially            19.36%
                       Boise, ID 83715

     (b)  The Security Holdings of Management Are as Follows:

      (1)             (2)                   (3)                     (4)
                      Name and Address      Amount and Nature       Percent
      Title of Class  of Beneficial Owner   Beneficial Ownership    of Class
     ______________   ___________________   ____________________    ________

      Common stock    James E. Collord      280,000 shares of         2.88%
                                            record and beneficially
      Common stock    Ellis J. Collord      239,250 shares of         2.46%
                                            record beneficially
      Common stock    Dr. Robin S. McRae    91,955 shares of           .95%
                                            record beneficially
       Total of all Officers and Directors: 611,205 shares of record
                                            and beneficially          6.29%
Document page: 30

     (c)  Changes in Control:

     There are no arrangements, known to the Registrant, including any pledge by any person of securities of the or its parents, the operation of which may at a subsequent date result in a change of control of the Registrant.


ITEM 13:  Certain Relationships and Related Transactions

     (a)  Transactions with Management and Others

     Other than payments of compensation to the Directors of the Company, there have been no other transactions with

          (1)  Any Director or executive officer

          (2)  Any Nominee for election as a Director

          (3)  Any immediate family member of any of the forgoing, or

          (4) Any security holder known to the issuer to own beneficially or of record more than 5% of the Registrant's voting securities other than transactions disclosed in ITEM 12.

     (b)  Certain Business Relationships:

     There have been no unusual business relationships during the last fiscal year of the Registrant between the Registrant, or affiliates as described in
Item 404(b) (1-6) of the Regulation S-K.

     (c)  Indebtedness of Management:

     No Director or executive officer or nominee for Director, nor any member of the immediate family of such has been indebted to the management during the past year.

     (d)  Transactions with Promoters:

     Not Applicable


PART IV


ITEM 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Financial Statements

     Included in Part II of this report.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last calendar year 1997.








Document page: 31

*************************************************************************

                                SIGNATURES

*************************************************************************

     Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     THUNDER MOUNTAIN GOLD, INC.




     By: /s/ James E. Collord               Date:
     _________________________                   ________________
     JAMES E. COLLORD
     President and Director
     Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.



     By: /s/ Robin S. McRae                Date:
     ________________________                   _________________
     ROBIN S. McRAE
     Secretary/Treasurer and
     Director and Chief Financial
     Accounting Officer


      By: /s/ E. James Collord             Date:
      ________________________                  _________________
      E. JAMES COLLORD
      Vice President and
      Director

















Document page: 32

