Form 10KSB
period 1998-12-31
THUNDER MOUNTAIN GOLD INC
filed 1999-03-31
CIK 711034

(THIS SPACE LEFT INTENTIONALLY BLANK)

















DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt EXCEPT WHERE INDICATED OTHERWISE WITHIN THE TEXT

BEGIN PAGE AT "START"

START***************************************************************************

                       SECURITIES  AND  EXCHANGE  COMMISSION
                              Washington,  DC  20549

                                  Form  10-KSB

               ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF
                      THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  fiscal  year  ended:                                   Commission File
December  31,  1998                                                 #001-08429

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is met contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ] Not Applicable [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1998 was $389,114. This figure is based on estimated bid price of $.04.

Issued  and  outstanding  common  capital  stock  as  of  March  23,  1999.

9,727,852  shares  of  common  $0.05  par  value  stock  non  -assessable.

No  documents  are  Incorporated  by  reference.

Transitional  small  business  disclosure  format:  Yes  [  ]  No  [X]

Total  Number  of  Pages: 28


********************************************************************************

PART  1
ITEM  1.  Description  of  Business

(a)  General  development  of  Business.

      The Company was originally incorporated under the laws of the State of Idaho on November 9, 1935 under the name of Montgomery Mines, Inc. In August 1985, the Company's shareholders approved an increase in the authorized common stock, $.05 par value, from 7,500,000 shares to 12,000,000 shares. Quotations of the bid and ask prices for the stock are published by the Spokane
Quotations   Service  of  Spokane,  Washington.

  USMX, Inc. of Lakewood, Colorado signed a Letter of Intent to do exploratory work and possibly acquire and interest in the Dewey-Sunnyside and Thunder Mountain Gold properties in Valley County, Idaho during 1994. They have sent their intent to mine the U.S. Forest Service, so they will build a mine if all necessary permits can be secured. These companies control approximately 10,000 acres in the Thunder Mountain mining district in central Idaho, consisting of
both  patented  and   unpatented  mining  claims.

  June  2,  1997 - Dakota Mining Corporation of Denver, CO. completed its merger
with  USMX,  Inc  of   Lakewood,  CO  with  shareholders voting in favor by both
companies.

Precious  Minerals  Properties

1.  Thunder  Mountain  Claims:
  The Registrant now holds 510 unpatented Iode mining claims and fractional claims in the Thunder Mountain District of Valley County, Idaho. Thirteen of the patented Iode claims are owned by the Registrant and are under lease, and of the 510 unpatented Iode mining claims, 446 are owned by the Registrant and 64 are held under leases. The mineralization of the main interest on them is
gold  and   silver.

2.  Dewey  Mining  Co.  properties:
  The properties of the Dewey Mining Company approximate 1,500 acres in the area
and  are  known  to   contain  gold mineralization  There are 9 patented and 108 unpatented  mining  claims.

3.  Dry  Creek  and  Mineral  Hill  Groups:
  In  addition  the Company holds 130 unpatented mining claims in Eureka County,
Nevada.  These   claims  are  known  as  the  Dry Creek and Mineral Hill claims.
There  is  no  known  commercial   mineralization  on  these  claims.

(b)  Financial  Information  About  Industry  Segments.

     The  Registrant  has  no  other  industry  segments.

(c)  Narrative  Description  of  Business.

     Refer  to  ITEM:1 Description of Business (supra) Subparagraph  (i) through
(xii) are  not  applicable  to  the  Registrant

(d)  Financial  Information  About  Foreign  and  Domestic Operations and Export
Sales.

      This  paragraph  is  not  applicable  to  the  Registrant.




Document page: 2

ITEM  2:  Properties

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

  No matters were submitted to vote of the Registrant's security holders during 1998.

PART  11

ITEM  5:  Market for Registrant's Common Equity and Related Stockholder Matters.

(a)  Market  Information.

  The  common  stock  of  the  Registrant is traded over-the-counter in Spokane,
Washington  and  its  bid   and asked prices are quoted  on a daily basis by the
Spokane  Quotation  Service,  Spokane,   Washington.

  The bid prices for the Registrant's stock for the years 1997 and 1998 were as follows:

          1998                        BID PRICES

                             HIGH                           LOW
     First Quarter          $0.04                          $0.03
     Second Quarter         $0.04                          $0.03
     Third Quarter          $0.04                          $0.03
     Fourth Quarter         $0.04                          $0.04

          1997                        BID PRICES

                             HIGH                           LOW
     First Quarter          $0.06                          $0.05
     Second Quarter         $0.05                          $0.04
     Third Quarter          $0.04                          $0.03
     Fourth Quarter         $0.05                          $0.03

(b)  Approximate  Number  of  Equity  Security  Holders:

           Title  of  Class                 No.  of  Record  Holders
        -------------------------------   ---------------------------------
           $0.05  Par  Value                2,241  as of December 31,  1998

  Common  Stock  Non  -Assessable
Document page: 3

(c)  Dividend  History  and  Restrictions

  The  Registrant  has not paid any dividends, and does not plan to do so in the
foreseeable  future  as  it   plans to use its capital to finance the search for
additional  mineral  properties  of  potential  commercial  value.

ITEM  6:  Selected  Financial  Data

Following is a summary of selected financial data which indicates trends in Registrants financial condition and operations.

Selected  Balance  Sheet  Data

                                              Year  Ended  December  31,
                                1998        1997         1996        1995      1994
                             ----------  ----------  -----------  ----------  ----------

Current  Assets               $ 530,307   $ 659,329   $  523,893   $ 733,797   $580,135
Property  and  Equipment        255,211     260,018      266,775     261,482    246,976
Non-Current  Investments            170         170          170         170        170
Total  Assets                   785,688     919,517    1,090,838     995,449    827,281
Current  Liabilities             41,250      22,500       42,500      42,500     42,500
Stockholders'  Equity           744,438     897,017    1,048,338     952,949    784,781

Selected  Operational  Data

Royalty  Revenue                      -      62,500      100,000      75,000   25,000
Other  Revenue  and  Gains
     (Losses)                    16,860      24,589       51,845      19,375   17,867
Net  Income  (Loss)            (125,684)     17,250       83,029      26,367  (27,471)
Net  Income (Loss) per share   $  (0.01)  $     NIL   $     0.01   $     NIL   $   NIL
                              ==========  ==========  ===========  ==========  ==========

No  dividends  have  been  paid  by  the  Company.

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operation.

(a)  Full  fiscal  year.

    Liquidity: The Company has a positive cash position and has invested funds in a cash management mutual fund. The Company's cash and liquid assets are considered adequate to meet its current and foreseeable obligations.

    Expenses  for  the  ensuing  year  will be incurred for continued search and
Exploration for additional properties, and for management fees and administrative costs. The Company's required assessment work for 1998 to keep its unpatented claims valid will be performed by the Company. Directors and management fees are $40,000 annually. Please refer to the financial statements for additional costs and expenditures and other financial information.

    Capital Resources: The Company presently does not intend to make any capital expenditures from its funds. The Company also does not presently have any plans to raise capital through debt or equity financing.



Document page: 4

    Results of Operations: The Company had no production from operations for 1998. Although additional production units are likely, it is impossible to predict with any certainty when and where the next production unit will be developed. For that reason, it is impossible to predict the future production units.

    For 1998 the gross revenues were $-0- compared to $100,000 for 1996 and $75,000 for 1995.


ITEM  8:  Financial  Statements  and  Supplemental  Data


                                    CONTENTS



                                                                           Page

Independent  Auditor's  Report                                                1

Balance  Sheet  at  December  31,  1998  and  1997                          2-3

Statement  of  Operations  for  the  Years  Ended
  December  31,  1998,  1997,  and  1996                                      4

Statement  of  Cash  Flows  for  the  Years  Ended
  December  31,  1998,  1997,  and  1996                                    5-6

Statement  of  Changes  in  Stockholders'  Equity  for  the
  Years  Ended  December  31,  1998,  1997,  and  1996                        7

Notes  to  Financial  Statements                                           8-13



























Document page: 5

INDEPENDENT  AUDITOR'S  REPORT


Board  of  Directors
Thunder  Mountain  Gold,  Inc.
Spokane,  Washington

We have audited the accompanying Balance Sheets of Thunder Mountain Gold, Inc. as of December 31, 1998 and 1997, and the related Statements of Operations, Cash Flows and Changes in Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thunder Mountain Gold, Inc. as of December 31, 1998 and 1997, and the results of its operations, cash flows and changes in stockholders' equity for each of the three years ended December 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles.



        ROBERT  MOE  &  ASSOCIATES,  P.S.







March  12,  1999
Spokane,  Washington











                                           1
Document page: 6

                       THUNDER MOUNTAIN GOLD, INC.
                            Spokane, Washington
                               Balance Sheet
                     As of December 31, 1998 and 1997




                                               1998            1997
                                           ____________    ____________
ASSETS

CURRENT ASSETS:
     Cash and Cash Equivalents             $     77,729    $    137,077
     Prepaid Expenses                               852           1,870
     Investments                                451,726         520,382
                                           ____________    ____________

          Total Current Assets                  530,307         659,329
                                           ____________    ____________

INVESTMENTS - Non-Current                           170             170
                                           ____________    ____________

PROPERTY AND EQUIPMENT:
     Mining Equipment                             5,477           5,477
     Office Equipment                             6,547           6,547
     Automotive                                  47,436          47,436
     Mining Claims                              461,934         461,934
                                           ____________    ____________

          Total Property and Equipment          521,394         521,394
                                           ____________    ____________

     Less:  Accumulated Depreciation
          and Depletion                         266,183         261,376
                                           ____________    ____________

          Net Property and Equipment            255,211         260,018
                                           ____________    ____________

TOTAL ASSETS                               $    785,688    $    919,517
                                           ============    ============














  The Accompanying Notes Are An Integral Part Of These Financial Statements
                                       2
Document page: 7

                          THUNDER MOUNTAIN GOLD, INC.
                              Spokane, Washington
                                 Balance Sheet
                       As of December 31, 1998 and 1997
                                  (Continued)

                                               1998           1997
                                           ____________    ____________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued Directors and Management Fees $    41,250     $    22,500
                                           ____________    ____________

               Total Current Liabilities        41,250          22,500
                                           ____________    ____________

STOCKHOLDERS' EQUITY:
     Common Stock, $0.05 Par Value;
           12,000,000 Shares Authorized;
           9,727,852 and 9,727,852
           Shares Issued Respectively          486,392         486,392
     Additional Paid-in Capital                254,222         254,222
     Less: 11,700 Shares of Treasury
           Stock, At Cost                      (24,200)        (24,200)
     Accumulated other comprehensive
           Income                              173,639         200,533
     Retained Earnings/(Deficit)              (145,615)        (19,930)
                                           ____________    ____________

               Total Stockholders' Equity      744,438         897,017
                                           ____________    ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $   785,688     $   919,517
                                           ============    ============




















   The Accompanying Notes Are An Integral Part Of These Financial Statements

                                       3
Document page: 8

                             THUNDER MOUNTAIN GOLD, INC.
                                 Spokane, Washington
                       Statement Of Operations For The Years
                      Ended December 31, 1998, 1997, and 1996

                                        1998           1997          1996
                                    _____________  ____________  ____________
INCOME:
     Royalties                      $        -    $    62,500   $   100,000
                                    _____________  ____________  ____________

EXPENSES:
     Exploration and Development          77,362           -           1,139
     Depreciation and Depletion            4,807         6,757         4,470
     Directors' Fees and
          Professional Services           40,000        40,000        40,000
     Legal and Accounting                  8,543         5,375         5,475
     Management and
          Administrative                  11,832        17,707        17,732
                                    _____________  ____________  ____________

          Total Expenses                 142,544        69,839        68,816
                                    _____________  ____________  ____________

INCOME/(LOSS) FROM OPERATIONS           (142,544)       (7,339)       31,184
                                    _____________  ____________  ____________

OTHER INCOME:
     Interest and Dividend
          Income                           12,558       24,589        25,126
     Gain on sale of asset                  4,302          -          26,719
                                    _____________  ____________  ____________

                                          16,860        24,589        51,845
                                    _____________  ____________  ____________

INCOME/(LOSS) BEFORE FEDERAL
     INCOME TAXES                       (125,684)       17,250        83,029

PROVISION FOR INCOME TAXES:
     Tax At Statutory Rates                  -             -             -
     Tax Benefit                             -             -             -
                                    _____________  ____________  ____________

NET INCOME (LOSS)                       (125,684)       17,250        83,029

OTHER COMPREHENSIVE INCOME
     Net of income tax:
     Unrealized holding gain (loss)      (26,894)     (168,521)       12,360
                                    _____________  ____________  ____________
                                    $   (152,578)  $  (151,271)  $    95,389
COMPREHENSIVE INCOME (LOSS)         =============  ============  ============

EARNINGS (LOSS) PER SHARE:
     Basic                          $      (0.01)  $       NIL   $     (0.01)
                                    =============  ============  ============
     Diluted                        $      (0.01)  $       NIL   $     (0.01)
                                    =============  ============  ============

The Accompanying Notes Are An Integral Part Of These Financial Statement

                          THUNDER MOUNTAIN GOLD, INC.
                             Spokane, Washington
                     Statement of Cash Flow For The Years
                    Ended December 31, 1998, 1997, and 1996

                                         1998          1997          1996
                                     ____________  ____________  ____________
CASH FLOWS PROVIDED (USED) BY
     OPERATING ACTIVITIES:
     Net Income/(Loss)               $  (125,684)  $    17,250   $    83,029
      Non-Cash Expenses, Revenues,
        Losses And Gains Included
         in Income:
          Depreciation and
            Amortization                   4,807         6,757         4,470
          Gain on sale of asset           (4,302)          -         (26,719)
     Net (Increase)/Decrease In
        Receivables and Payables          19,678       (20,585)           215
                                     ____________  ____________  ____________
     Net Cash Flows Provided (Used)
          By Operating Activities       (105,501)        3,422        60,995
                                     ____________  ____________  ____________

CASH FLOWS PROVIDED (USED) BY
     INVESTING ACTIVITIES:
     Purchase Of Investments             (14,817)       (7,087)      (51,806)
     Purchase Of Property and
        Equipment                            -             -         (25,543)
     Proceeds from Disposition
        Of Investments                    60,970           -             -
     Disposition of Equipment                -             -          42,500
                                     ____________  ____________  ____________
     Net Cash Flows Provided (Used)
          By Investing Activities         46,153        (7,087)      (34,849)
                                     ____________  ____________  ____________

     CASH FLOWS (USED) BY FINANCING
          ACTIVITIES
          Reacquisition of stock             -             (50)          -
                                     ____________  ____________  ____________

          Net cash flows (used) by
             Financing Activities            -             (50)          -
                                     ____________  ____________  ____________

NET INCREASE/(DECREASE) IN CASH           (59,348)      (3,715)       26,146
 CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                 137,077       140,792       114,646
                                     ____________  ____________  ____________

 CASH AND CASH EQUIVALENTS,
     END OF PERIOD                   $    77,729   $   137,077   $   140,792
                                     ============  ============  ============



The Accompanying Notes Are An Integral Part Of These Financial Statements
                                      5
Document page: 10

                             THUNDER MOUNTAIN GOLD, INC.
                                Spokane, Washington
                        Statement of Cash Flow For The Years
                      Ended December 31, 1998, 1997, and 1996
                                    (Continued)


Supplemental Disclosure of Cash Flow Information:

                                         1998          1997          1996
                                     ____________  ____________  ____________

Cash Paid For:
     Income Taxes                    $      -      $      -      $      -
     Interest                               -             -             -

Disclosure Of Accounting Policy:

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three (3) months or less to be cash equivalents.

































The Accompanying Notes Are An Integral Part Of These Financial Statements


                                       6
Document page: 11

                               THUNDER MOUNTAIN GOLD, INC.
                                  Spokane, Washington

                Statement Of Changes In Stockholders' Equity For The
                    Years Ended December 31, 1997, 1996, and 1995

*begin 9pt type*
                                                  Unrealized
                                     Additional    Gain on                   Retained
                    Common Stock      Paid-In     Marketable    Treasury     Earnings/
                  Shares    Amount    Capital     Securities     Stock      (Deficit)    Total
                __________ _________ __________  _____________  __________  __________  _________
Balances,
  December 31,
  1995           9,727,852   486,392   254,222      356,694        (24,150)   (120,209)   952,949

Unrealized gain
  in marketable
  securities           -         -         -         12,360            -           -       12,360

Net income - 1996      -         -         -            -              -        83,029     83,029
                __________ _________ __________  _____________  __________  __________  _________

Balances,

  December 31,
  1996           9,727,852   486,392   254,222       369,054       (24,150)   (37,180)  1,048,338

Reacquisition
  of stock             -         -         -             -             (50)       -          (50)

Unrealized loss
  in Marketable
  securities           -         -         -        (168,521)          -          -     (168,521)

Net income - 1997      -         -         -             -             -       17,250     17,250
                __________ _________ __________  _____________  __________  __________  _________

Balances,
  December 31,
  1997          9,727,852    486,392    254,222      200,533       (24,200)   (19,930)    897,017
Unrealized loss
  In marketable
  Securities          -         -         -          (26,894)          -          -       (26,894)

Net loss - 1998       -         -         -             -             -      (125,684)   (125,684)
                                                                                        ----------
Comprehensive
  Loss                -         -         -             -             -           -      (152,578)
                __________ _________ __________  _____________  __________  __________  _________
Balances,
  December 31,
  1998          9,727,852  $ 486,392 $  254,222  $   173,639    $  (24,200) $(145,614)  $ 744,439
                ========== ========= ==========  =============  ==========  ==========  ==========


*end 9pt type*




The Accompanying Notes Are An Integral Part Of These Financial Statements
                                      7
Document page: 12

THUNDER  MOUNTAIN  GOLD,  INC.
Spokane,  Washington

Notes  To  Financial  Statements

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES

Business  Operations
  Thunder Mountain Gold, Inc. ("Thunder Mountain Gold" and the "Company") takes its name from the Thunder Mountain Mining District in Valley County, Idaho, where its principal lode mining claims are located. Since 1978, the efforts of the Company have been to develop its property into a producing gold mine. Coeur d'Alene Mines Corporation started initial production of gold on the Thunder Mountain Gold property in July, 1986.

Accounting  Policies
  Marketable securities are stated at their fair market value. The market value is based on quoted market prices or other fair value estimates provided by third party portfolio managers. Current marketable securities had an aggregate cost of $277,177 at December 31, 1998. A valuation allowance in the amount of $174,549 has been recorded to adjust the carrying amount of the portfolio to market value.

Exploration  Costs
  Exploration  costs  are  charged  to  operations  when  incurred.

Property  and  Equipment
  Property and equipment are carried at cost. Depreciation is computed using accelerated depreciation methods with useful lives of three to seven years. Major additions and betterment's are capitalized. Costs of maintenance and repairs which do not improve or extend the life of the associated assets are expensed currently. When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income. Depletion is computed using the unit of production method.

Accounting  Estimates
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

Comprehensive  Income
  In 1998, we adopted Statement of Financial Accounting Standards (FAS) 130, "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board (FASB). We report accumulated other comprehensive income as a separate component of shareowners' equity. There were no adjustments required for the deferred tax effects of the unrealized gain or loss on available - for - sale securities.

Earnings  Per  Share
  We compute basic earnings per common share by dividing the net income by the weighted average number of common share outstanding during the period.
  Diluted earnings per share are calculated by including all dilutive potential common shares such as stock options. Dilutive potential common shares were 9,727,852 in 1998, 9,777,852 in 1997, and 9,727,852 in 1996. No adjustment to reported  net  income  is  required  when  computing diluted earnings per share.
                                      8
Document page: 13

THUNDER  MOUNTAIN  GOLD,  INC.
Spokane,  Washington

Notes  To  Financial  Statements


NOTE  2  -  INVESTMENTS

  Investments consist of the following:

                             Carrying                          Market
                               Value            Cost            Value
                            ___________      ___________     ___________
December 31, 1998:
     Current Investments    $  451,726       $  227,178      $  451,726
     Other Investments             170            1,080             170
                            ___________      ___________     ___________

             Total          $  451,896       $  228,258      $  451,896
                            ===========      ===========     ===========

December 31, 1997:
     Current Investments    $  520,382       $  318,939      $  520,382
     Other Investments             170            1,080             170
                            ___________      ___________     ___________


         Total              $  520,552       $  320,019      $  520,552
                            ===========      ===========     ===========

December 31, 1998:
     Current Investments    $  681,816       $  311,852      $  681,816
     Other Investments             170            1,080             170
                            ___________      ___________     ___________

             Total          $  681,986       $  312,932      $  681,986
                            ===========      ===========     ===========

  At  December  31,  1998,  1997,  and  1996  the  current investment portfolios included gross unrealized gains of $224,548, 201,443, and $369,964 respectively, and gross unrealized losses of $910, $910 and $910, respectively.

  Other investments consist of small stock holdings in several local mining companies.

NOTE  3  -  MINING  CLAIMS  AND  OPERATING  AGREEMENT

  Substantially all of the Company's patented and unpatented claims in the Thunder Mountain Mining district were obtained from major stockholders for cash or newly issued stock.

  On April 15, 1982, the Company entered into a mining lease with Phillips Petroleum Company ("Phillips"). The lease permitted Phillips to explore, develop, and mine the Thunder Mountain claims, in exchange for which the Company was to receive, as a royalty, a percentage of the defined net production proceeds. Until the beginning of production, Thunder Mountain Gold received advance minimum royalties of $125,000 per year, increased by the percentage of increase in the average price of gold over $400 per ounce during the preceding year.

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

  On September 1, 1987, the Company issued 10,000 shares of its restricted common stock for purchase of the "Althouse Placer" mining claims which cover an area of approximately 380 acres in Valley County, Idaho. The transaction was valued at the market price of the stock on the date of issuance.

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









                                    10
Document page: 15

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

NOTE  4  -  MINING  PROPERTY  LEASES

  In August, 1981, the Company entered into a two year option with two groups of its major stockholders regarding various patented and unpatented claims known as the "Bull" and "L" groups of claims. Under the option, the Company had the right, for a two year period, to enter into a lease with those individuals to do exploration and development work on the properties. The options were exercised, and two identical leases were executed on February 2, 1982. The lease terms provide that the Company will do all assessment work, pay all taxes, and pay to the lessors, 3% of defined net smelter returns with a minimum annual advance royalty of $15,000 on each lease. During 1987, the existing leases were modified to reduce the minimum annual advance royalties to $7,500 on each lease, beginning in 1988. During 1990, the existing leases were further modified to reduce the minimum annual advance royalties to $1.00 per contract beginning with 1990.

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








                                        11
Document page: 16

THUNDER  MOUNTAIN  GOLD,  INC.
Spokane,  Washington

Notes  To  Financial  Statements

NOTE  5  -  INCOME  TAXES

  The  components  of  the  income  tax  (provision)  benefit  are  as  follows:

                                     1998       1997        1996
                                 ----------  ----------  ----------
    Currently  Payable:
      State                      $      -0-  $      -0-  $      -0-
      Federal                           -0-         -0-         -0-
                                 ----------  ----------  ----------
    Total  Current               $      -0-  $      -0-  $      -0-
                                 ==========  ==========  ==========
    Deferred  Benefit:
      State                             -0-         -0-         -0-
      Federal                           -0-         -0-         -0-
                                 ----------  ----------  ----------
    Tax  Effect  Of  Net
      Operating  Loss  Carry-
      forward                           -0-         -0-         -0-
                                 ----------  ----------  ----------
    Net  Income  Taxes           $      -0-  $      -0-  $      -0-
                                 ==========  ==========  ==========

  The causes of the difference between the provision (benefit) for income taxes at the federal statutory rate and that shown in the statements of operations are summarized as follows:

                                          1998       1997        1996
                                       ----------  ----------  ----------
    Tax  at  statutory  rate           $      -0-  $      -0-   $     -0-
    Surtax  exemption                         -0-         -0-         -0-
    Dividends  received  exclusion            -0-         -0-         -0-
    Long-term  capital  loss                  -0-         -0-         -0-
    State  tax  benefit                       -0-         -0-         -0-
    Benefit  of  net  operating  loss
    carryback  to  prior  years  at
    other  than  the  statutory  rate         -0-         -0-         -0-
    Other                                     -0-         -0-         -0-
                                       ----------  ----------  ----------
      Total                             $     -0-  $      -0-   $     -0-
                                        ==========  ==========  ==========

  At December 31, 1998, the Company has $290,601 in net operating loss carry forward which may be used to offset taxable income generated by operations which will begin expiring in 2004. The Company also has a general business tax credit carryover in the amount of $1,283 which may be used to offset future federal income tax liabilities. This credit will expire in 2004.



                                       12
Document page: 17

THUNDER  MOUNTAIN  GOLD,  INC.
Spokane,  Washington

Notes  To  Financial  Statements

NOTE  6  -  MARKETABLE  SECURITIES

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

  The  following  information  is  as  of  December  31,  1998,  1997, and 1996:

                                                     1998      1997      1996
                                                ----------  ----------  ----------
Aggregate  fair value of marketable securities  $  451,726   $520,382   $ 681,816
Gross unrealized holding gains                    (214,270)  (269,033)   (408,168)
Gross  unrealized holding losses                    39,722     67,590      38,204
Amortized  cost basis                              277,178    318,939     311,852

  Changes in current marketable securities for the twelve months ended December 31, 1998, 1997, and 1996 are as follows:

                                                     1998      1997      1996
                                                ----------  ----------  ----------
  Cost, as of January 1,                          $318,939  $ 311,852   $ 260,046
  Purchase of shares                               (56,578)         -      45,104
  Dividends and capital gains reinvested            14,817      7,087       6,702
  Unrealized gain, as of December 31,              174,548    201,443     369,964
                                                ----------  ----------  ----------
  Fair market value, as of December 31,           $451,726  $ 520,382   $ 681,816
                                                ==========  ==========  ==========

NOTE  7  -  LETTER  OF  INTENT  SIGNED  FOR  EXPLORATION

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








                                        13
Document page: 18









INDEPENDENT  AUDITORS'  REPORT  ON  FINANCIAL  STATEMENT  SCHEDULES




The  Board  of  Directors
Thunder  Mountain  Gold,  Inc.
Spokane,  Washington


Our report on the financial statements of Thunder Mountain Gold, Inc. is included in the Form 10-KSB and covers the financial statements for December 31, 1998, listed under Item 14(a)(1) of this Form 10-KSB. In connection with our audit of such financial statements, we have also audited the related financial statement schedules for December 31, 1998 listed under Item 14(a)(2) of this Form 10-KSB.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly the information required to be included therein.




Spokane,  Washington
March  12,  1999

























                                          14
Document page: 19

                          THUNDER MOUNTAIN GOLD, INC.
             SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                 For The Years Ended December 31, 1998 and 1997



                                     December 31, 1998
                       _____________________________________________________
COLUMN A               Column B      Column C      Column D      Column E
                       ___________   ___________   ___________   ___________
                                                                 Amount at
                                                                 Which
                                                                 Issue is
                                                     Market      on Carried
                       Number of     Cost of         Value       on Balance
ISSURER                Shares        Shares          Shares      Sheet
_____________________  ___________   ___________   ___________   ___________
CURRENT:
Colonial Utilities Fund
Class A, Common shares     12,904    $  160,267    $  281,576    $  281,576

Barrick Gold Corporation
Common shares               4,000        21,776        78,000        78,000

Freeport McMoRan Cop &
Gld A, Common shares        8,204        42,734        79,472        79,472

Dakota Mining
Common shares               1,819         7,296           -             -

Midas Gold
Common shares               8,396        45,104        12,678        12,678
                        ___________   ___________   ___________   ___________

                           35,323     $ 277,177     $ 451,726     $  451,726
                        ===========   ===========   ===========   ===========
Non-Current:
Other stock ownership
in inactive companies
Common shares             164,500         1,080           170            170
                        ___________   ___________   ___________   ___________

          Totals          164500      $   1,080      $    170      $     170
                        ===========   ===========   ===========   ===========














                                         15
Document page: 20

                          THUNDER MOUNTAIN GOLD, INC.
             SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                 For The Years Ended December 31, 1998 and 1997

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
                        ===========   ===========   ===========   ===========




                                       16
Document page: 21

                                 THUNDER MOUNTAIN GOLD, INC.
                       SCHEDULE V1 -PROPERTY, PLANT AND EQUIPMENT
                For the Years Ended December 31, 1998, 1997, and 1996

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
DESCRIPTION           ___________   ___________   ___________   ___________   ___________

Year ended
December 31, 1998:
  Mining equipment    $   5,477     $     -              -             -      $   5,477
  Office equipment        6,577           -              -             -          6,577
  Automotive             47,436           -              -             -         47,436
  Mining claims         461,934           -              -             -        461,934
                      ___________   ___________   ___________   ___________   ___________

          Totals      $ 521,424     $     -        $      -      $      -      $521,424
                      ===========   ===========   ===========   ===========   ===========


Year ended
December 31, 1997:
  Mining equipment    $    5,477          -              -             -      $   5,477
  Office equipment         6,547          -              -             -          6,547
  Automotive              47,436          -              -             -         47,436
  Mining claims          461,934          -              -             -        461,934
                      ___________   ___________   ___________   ___________   ___________

     Totals           $  521,394    $     -       $      -      $      -      $ 521,394
                      ===========   ===========   ===========   ===========   ===========

Year ended
December 31, 1996:
  Mining equipment    $   23,010          -       $  (17,533)(1)       -         $5,477

  Office equipment         6,547          -              -             -          6,547
  Automotive              21,893    $  25,543(2)         -             -         47,436
  Mining claims          461,934          -              -             -        461,934
                      ___________   ___________   ___________   ___________   ___________

          Totals      $  513,384    $  25,543     $  (17,533)   $      -      $ 521,394
                      ===========   ===========   ===========   ===========   ===========


(1)  Sale of D-7G Caterpiller

(2)  Purchase of 1996 Subaru







                                         17
Document page: 22

                              THUNDER MOUNTAIN GOLD, INC.
                   SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                          AMORTIZATION OF PROPERTY AND EQUIPMENT

               For the Years Ended December 31, 1997, 1996, and 1995

Column A              Column B      Column C      Column D      Column E      Column F
                      ___________   ___________   ___________   ___________   ___________
                                                                Other
                      Balance at                                Changes       Balance at
                      Beginning     Additions                   Add           End of
                      of Period     at Cost       Retirements   (Deduct)      Period
DESCRIPTION           ___________   ___________   ___________   ___________   ___________
Year ended
December 31, 1998:
  Mining equipment    $   5,477     $     -              -             -      $   5,477
  Office equipment        5,5249          282            -             -          5,806
  Automotive             22,146         4,525            -             -         26,671
  Mining claims         228,229           -              -             -        228,229
                      ___________   ___________   ___________   ___________   ___________

          Totals      $ 261,376     $   4,807     $      -      $      -      $ 266,183
                      ===========   ===========   ===========   ===========   ===========

Year ended
December 31, 1997:
  Mining equipment    $    5,477           -             -             -       $   5,477
  Office equipment         5,242    $      282           -             -           5,524
  Automotive              15,671         6,475           -             -          22,146
  Mining claims          228,229           -             -             -         228,229
                      ___________   ___________   ___________   ___________   ___________

          Totals      $  254,619    $    6,757    $      -      $      -      $  261,376
                      ===========   ===========   ===========   ===========   ===========

Year ended
December 31, 1996:
  Mining equipment    $   7,230             -     $   (1,753)          -      $    5,477
   Office equipment       4,901     $       341          -             -           5,242
  Automotive             11,542           4,129          -             -          15,671
  Mining claims         228,229             -            -             -         228,229
                      ___________   ___________   ___________   ___________   ___________

          Totals      $ 251,902     $     4,470   $   (1,753)   $      -      $  254,619
                      ===========   ===========   ===========   ===========   ===========

(1) Depreciation is calculated using the accelerated deprediation methods with useful lives of three to seven years.

(2)     Depletion is computed using the units of production method.







                                           18
Document page: 23

CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Thunder Mountain Gold, Inc.
Spokane, Washington

We hereby consent to the use of our opinion, dated March 12, 1999 on the financial statements of THUNDER MOUNTAIN GOLD, INC. for the year ended December 31, 1998 in the Form 10-KSB included herein.





/s/ Robert Moe & Associates


Spokane, Washington
March 12, 1999































Document page: 24

ITEM  9:  Disagreements  on  Accounting  and  Financial  Disclosure

  During  the  year  ended December 31, 1998 there were no disagreements between
the  Company  and  its   independent  certified  public  accountants  concerning
accounting  and  financial  disclosure.


PART  II

ITEM  10:  Directors  and  Executive  Officers  of  the  Registrant

(a)  Identification  of  Directors:
James  E.  Collord,  Age  87  -  President and Director - Mr. Collord has been a
Director and President of the Registrant since 1978. He is Chief Executive Officer of the Registrant.

Ellis J. Collord, Age 52 - Vice President and Director - Mr. Collord has been an
officer  and   Director  of  the  Registrant  since  1978.

Robin S. McRae, Age 58 - Secretary/Treasurer and Director - Dr. McRae has been an officer and Director of the Registrant since 1978.

Each director serves for a period of one year or until his successor is elected and qualified.

None  of  the  above  has any arrangement or understanding with any other person
pursuant  to   which  he  was  or  is  to  be selected as a director or nominee.


(b)  Identification  of  Executive  Officers

  This  information  is  contained  in  paragraph  (a)  above.

(c)  Family  Relationships

  James E. Collord, the President and Director of the Registrant, is the Father of Ellis J. Collord who is the Vice President and a Director of the Registrant. Dr. Robin S. McRae is the nephew of Marjorie Collord, the wife of James E. Collord, the President of the Registrant.

(d)  Business  Experience

  James E. Collord has over fifty-years of experience in the mining industry. He has worked as a miner and a mine superintendent but mainly has been employed in mineral exploration assignments. At the present time, Mr. Collord is semi-retired.

  Ellis J. Collord has a Masters of Science degree in geology from the Mackay School of Mines, from the University of Nevada. He has been active in the mining industry for over 19 years and is an exploration geologist and mining superintendent actively employed in mining supervision near Elko, Nevada.

  Robin  S.  McRae  is  a  graduate of the Pacific College of Optometry and is a
practicing       optometrist.  He  is  the  grandson  of  Daniel  C.  McRae, the original locator of many of the gold prospects in the Thunder Mountain Gold Mining District, and is the son of Robert J. McRae, author of numerous geological reports concerning the Thunder Mountain Mining District. His knowledge of mining and related exploratory activities is derived from three generations of ownership of the Sunnyside Group of Claims which the Registrant now owns.
Document page: 25

(e)  Directorships

  Non  of the directors of the Registrant is a director of any other corporation
subject to the requirements   of Section 12 or Section 15(d) of the Exchange Act
of  1934.

(f)  Involvement  in  Certain  Legal  Proceedings

  None of the Officers and Directors of the Registrant has been involved in any bankruptcy, insolvency, or receivership proceedings as an individual or member of any partnership or corporation; none has ever been convicted in a criminal proceeding or is the subject of a criminal proceeding presently pending. None has been involved in proceedings concerning his ability to act as an investment advisor, underwriter, broker, or dealer in securities, or to act in a
responsible  capacity  for   investment  company,  bank  savings  and  loan
association, or insurance company or limiting his activity in connection with the purchase and sale of any security or engaging in any type business practice. None has been enjoined from engaging in any activity in connection with any violation of federal or state securities laws nor been involved in a civil action regarding the violation of such laws.

(g)  Promoters  and  Control  Persons

  Not  applicable

ITEM  11:  Executive  Compensation

(a)  Cash  compensation

      Officers and Directors: None of the executive officers or directors of the Registrant received
$50,000  or  more  a  year.

   All officers and Directors: All officers and directors, of which there are three, together received the sum of $40,000 per year.

        James  E.  Collord         President/Director          $20,000.00
        Ellis  J.  Collord         Vice  President             $10,000.00
        Robin  S.  McRae           Secretary  /  Treasurer     $10,000.00

(b)  Bonuses  and  Deferred  Compensation:

        None  of  the executive officers or Directors of the Registrant receives
any  bonuses  or  deferred   compensation,  and  none  is  planned.

A  previous  stock  option  plan  was  voluntarily  canceled  by the recipients.

(c)  Other  compensation

  There are no remuneration payments to any officer or Director other than those set forth in (a) above.


(d)  Compensation  of  Directors

  Standard  arrangements:  James  E.  Collord  -      $20,000.00  annually
                           Ellis  J.  Collord  -      $10,000.00  annually
                           Dr.  Robin  S.  McRae  -   $10,000.00  annually

  Other arrangements: There are no arrangements for remuneration for services as
a  Director  in   addition  to  the  standard  arrangements.
Document page: 26

(e)  Termination  of  Employment  and  Change  of  Control  Arrangement

  There  are  no  compensatory  plans  or  arrangements  for compensation of any
Director  in  the  event  of      his termination of employment and resignation,
retirement,  etc.


ITEM  12:  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

(a)  Security  Ownership  of  Certain  Beneficial  Owners

  The  following  are know to the Registrant to be the beneficial owners of more
that  five  percent  (5%)  of   the  Registrant's  voting  securities:

Common  Stock  Ronald  C. Yankee and               1,883,525 shares of    19.36%
               Donald J. Nelson                    record and
               P.O.  Box  5405, Boise, ID 83715    beneficially

(b)  The  Security  Holdings  of  Management  are  as  follows

Common  Stock  James  E.  Collord                  280,000  share of       2.88%
                                                   record  and
                                                   beneficially

Common Stock   Ellis J. Collord                    239,250 shares of       2.46%
                                                   record  and
                                                   beneficially

Common Stock   Dr. Robin S. McRae                  91,955 shares of         .95%
                                                   record
                                                   beneficially

Total  of  all  Officers  and  Directors:          61,205  share  of       6.29%
                                                   record  and
                                                   beneficially


ITEM  13:  Certain  Relationships  and  related  Transactions

(a)  Transactions  with  management  and  Others

Other than payments of compensation to the Directors of the company, there have been no other transactions with:
                        Any  Director  or  executive  officer
                        Any  Nominee  for  election  as  a  director
                        Any immediate family member of any of the forgoing, or Any security holder known to the issuer to own beneficially  or  of  record more than
                             5% of the Registrant's voting securities other than transactions disclosed in ITEM 12.

 (b)  Certain  Business  Relationships

  There have been no unusual business relationships during the last fiscal year of the Registrant between the Registrant or affiliates as described in Item 404 (b) (1-6) of the Regulation S-K.



Document page: 27

(c)  Indebtedness  of  Management

No Director or executive officer or nominee for Director, nor any member of the immediate family of such has been indebted to the Company during the past year.

(d)  Transactions  with  Promoters

  Not  Applicable

PART  IV

ITEM  14:  Exhibit,  Financial  Statement  Schedules  and  Reports  on  Form 8-K

(a)  Financial  Statements

  Included  in  Part  II  of  this  report.

(b)  Reports  on  Form  8-K

  No  reports  on  Form  8-K  were  filed  during  the  last calendar year 1998.


********************************************************************************
                                  SIGNATURES
********************************************************************************

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     THUNDER MOUNTAIN GOLD, INC.

     By: /s/ James E. Collord               Date:   03-29-1999
     _________________________                   ________________
     JAMES E. COLLORD
     President and Director
     Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.



     By: /s/ James E. Collord             Date:    03-29-1999
     ________________________                   _________________
     ROBIN S. McRAE
     Vice President and Director