Form 10KSB
period 1999-12-31
THUNDER MOUNTAIN GOLD INC
filed 2000-03-31
CIK 711034

(THIS SPACE LEFT INTENTIONALLY BLANK)
















DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION ON 8.5 X 11 PAGES:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt EXCEPT WHERE INDICATED OTHERWISE WITHIN THE TEXT

BEGIN PAGE AT "START"

START***************************************************************************

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For  the  fiscal  year  ended: December  31,  1999
Commission  File:  001-08429

                           THUNDER MOUNTAIN GOLD, INC.
             (Exact name of Registrant as specified in its charter)

          State  of  Idaho                        91-1031075
(State  or  other  jurisdiction  of                 (IRS  identification  NO.)
incorporation  or  organization)

                     3605  E.  16th  Avenue                       99223
                     Spokane,  Washington
     (Address  of  Principal  Executive  Officers)              (Zip  Code)

                                    (509) 535-6092
                           Telephone  Number  of  Registrant

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

Title  of  each  Class                              Name  of  Exchange
                                                  on  which  Registered
$0.05  par  Value  Common                                  None
Non-Assessable  Stock

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  None

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is met contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ] Not Applicable [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1999 was $583,671. This figure is based on estimated bid price of $.04.

Issued  and  outstanding  common  capital  stock  as  of  March  18,  2000.

9,727,852  shares  of  common  $0.05  par  value  stock  non  -assessable.

No  documents  are  Incorporated  by  reference.

Transitional  small  business  disclosure  format:  Yes  [   ]  No  [X]

                                     PART 1

ITEM  1.  DESCRIPTION  OF  BUSINESS

(a)     GENERAL  DEVELOPMENT  OF  BUSINESS.

     The Company was originally incorporated under the laws of the Sate of Idaho on November 9, 1935 under the name of Montgomery Mines, Inc. In August , 1985, the Company's shareholders approved an increase in the authorized common stock, $.05 par value, from 7,500,000 shares to 12,000,000 shares. Quotations of the bid and ask prices for the stock are published by the Spokane Quotations Service of Spokane, Washington.

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

2.     DEWEY  MINING  CO.  PROPERTIES:

The properties of the Dewey Mining Company approximate 1,500 acres in the area and are known to contain gold mineralization. There are 9 patented and 108 unpatented mining claims.

3.     DRY  CREEK  AND  MINERAL  HILL  GROUPS:

     In  addition  the  Company  holds  130  unpatented  mining claims in Eureka
County, Nevada. These claims are known as the Dry Creek and Mineral Hill claims. There is no known commercial mineralization on these claims.

(b)     FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS.

            The  Registrant  has  no  other  industry  segments.

(c)     NARRATIVE  DESCRIPTION  OF  BUSINESS.

Refer to ITEM: 1 Description of Business (supra) Subparagraph (i) through (xii) are not applicable to the Registrant.

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

     No matters were submitted to vote of the Registrant's security holders during 1999.

                                     PART 11

ITEM  5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)     MARKET  INFORMATION.

The common stock of the Registrant is traded over-the-counter in Spokane, Washington and its bid and asked prices are quoted on a daily basis by the Spokane Quotation Service, Spokane, Washington.

     The bid prices for the Registrant's stock for the years 1999 and 1998 were as follows:

                                   BID PRICES
                                   ----------
                           HIGH              LOW
                        ---------        ---------
1999:
First  Quarter           $  0.04           $  0.04
Second  Quarter          $  0.04           $  0.04
Third  Quarter           $  0.04           $  0.04
Fourth  Quarter          $  0.10           $  0.06

1998:
First  Quarter           $  0.04           $  0.03
Second  Quarter          $  0.04           $  0.03
Third  Quarter           $  0.04           $  0.03
Fourth  Quarter          $  0.04           $  0.04

(b)     APPROXIMATE  NUMBER  OF  EQUITY  SECURITY  HOLDERS:

     Title  of  Class                     No.  of  Record  Holders
------------------------------            ------------------------------
Common Stock, $0.05 Par Value
Non-Assessable                            2,241 as of December 31, 1999

(c)     DIVIDEND  HISTORY  AND  RESTRICTIONS

     The Registrant has not paid any dividends, and does not plan to do so in the foreseeable future as it plans to use its capital to finance the search for additional mineral properties of potential commercial value.

ITEM  6:  SELECTED  FINANCIAL  DATA

The following is a summary of selected financial data which indicates trends in Registrant's financial condition and results of operations.

                                               Year Ended December 31,
                             -----------------------------------------------------------
Selected Balance Sheet Data       1999         1998         1997         1996     1995
---------------------------  ----------  ----------  -----------  ----------  ----------
Current Assets               $ 546,492   $ 530,307   $  659,329   $ 523,893   $ 733,797
Property and  Equipment        238,296     255,211      260,018     266,775     261,482
Non-Current Investments            170         170          170         170         170
                             ----------  ----------  -----------  ----------  ----------
Total Assets                   784,958     785,688      919,517   1,090,838     995,449
Current Liabilities             27,500      41,250       22,500      42,500      42,500
                             ----------  ----------  -----------  ----------  ----------
Stockholders' Equity           757,458     744,438      897,017   1,048,338     952,949
                             ----------  ----------  -----------  ----------  ----------
Selected Operational Data
---------------------------
Royalty Revenue                    -           -         62,500     100,000      75,000
                             ----------  ----------  -----------  ----------  ----------
Other Revenue and Gains
     (Losses)                  126,817      16,860       24,589      51,845      19,375
Net Income (Loss)               37,050    (125,684)      17,250      83,029      26,367
                             ----------  ----------  -----------  ----------  ----------
Net Income (Loss)
     per share               $      NIL  $   (0.01)  $      NIL  $     0.01  $      NIL
                             ==========  ==========  ==========  ==========  ===========

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

     Expenses for the ensuing year will be incurred for continued search and exploration for additional properties, and for management fees and administrative costs. The Company's required assessment work for 1999 to keep its unpatented claims valid will be performed by the Company. Directors and management fees are $25,000 annually. Please refer to the financial statements for additional costs and expenditures and other financial information.

     Capital  Resources:  The  Company  presently  does  not  intend to make any
capital  expenditures from  its  funds.   The Company  also  does not  presently
have any plans to raise capital through debt  or  equity  financing.

     Results of Operations: The Company had no production from operations for 1999. Although additional production units are likely, it is impossible to predict with any certainty when and where the next production unit will be developed. For that reason, it is impossible to predict the future production units.

     For  1999  the  gross  revenues  were  $-0-.

ITEM  8:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA

                                    CONTENTS

                                                                         Page
                                                                         ----

Report  of  Independent  Accountants'                                       1

Balance  Sheet  at  December  31,  1999  and  1998                        2-3

Statement  of  Operations  for  the  Years  Ended
     December  31,  1999,  1998,  and  1997                                 4

Statement  of  Cash  Flows  for  the  Years  Ended
     December  31,  1999,  1998,  and  1997                               5-6

Statement  of  Changes  in  Stockholders'  Equity  for  the
     Years  Ended  December  31,  1999,  1998,  and  1997                   7

Notes  to  Financial  Statements                                         8-14

                       REPORT OF INDEPENDENT ACCOUNTANTS'
                       ----------------------------------


Board  of  Directors
Thunder  Mountain  Gold,  Inc.
Spokane,  Washington

We have audited the accompanying Balance Sheets of Thunder Mountain Gold, Inc. as of December 31, 1999 and 1998, and the related Statements of Operations, Cash Flows and Changes in Stockholders' Equity for each of the three years ended December 31, 1999, 1998, and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thunder Mountain Gold, Inc. as of December 31, 1999 and 1998, and the results of its operations, cash flows and changes in stockholders' equity for each of the three years ended December 31, 1999, 1998, and 1997, in conformity with generally accepted accounting principles.



                    ROBERT  MOE  &  ASSOCIATES,  P.S.







March  13,  2000
Spokane,  Washington









                                Accountants' page 1

THUNDER  MOUNTAIN  GOLD,  INC.
Spokane,  Washington
                                  Balance Sheet
December  31,  1999  and  1998

ASSETS

                                                  1999           1998
                                              ------------   ------------
CURRENT ASSETS:
     Cash and Cash Equivalents                $    36,240    $    77,729
     Prepaid Expenses                                  94            852
     Investments                                  510,158        451,726
                                              ------------   ------------
              Total Current Assets                546,492        530,307
                                              ------------   ------------

INVESTMENTS - Non-Current                             170            170
                                              ------------   ------------

PROPERTY AND EQUIPMENT:
     Mining Equipment                               5,477          5,477
     Office Equipment                               7,141          6,547
     Automotive                                    21,893         47,436
     Mining Claims                                461,934        461,934
                                              ------------   ------------
              Total Property and Equipment        496,445        521,394

Less:  Accumulated Depreciation and Depletion     258,149        266,183
                                              ------------   ------------

               Net Property and Equipment         238,296        255,211
                                              ------------   ------------
TOTAL ASSETS                                  $   784,958    $   785,688
                                              ============   ============



















The Accompanying Notes Are An Integral Part Of These Financial Statements


                                Accountants' page 2

THUNDER  MOUNTAIN  GOLD,  INC.
Spokane,  Washington
                                  Balance Sheet
December  31,  1999  and  1998

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

                                                  1999           1998
                                              ------------   ------------
CURRENT LIABILITIES:
     Accrued Directors and Management Fees    $    27,500    $    41,250
                                              ------------   ------------
            Total  Current  Liabilities            27,500         41,250
                                              ------------   ------------

STOCKHOLDERS' EQUITY:
     Common Stock, $0.05 Par Value;
     12,000,000 Shares Authorized;
     9,727,852 and 9,727,852
     Shares  Issued  Respectively                 486,392        486,392
     Additional  Paid-in  Capital                 254,222        254,222
     Less: 11,700 Shares of Treasury
        Stock, At Cost                            (24,200)       (24,200)
     Accumulated Other Comprehensive Income       149,608        173,638
     Retained Earnings/(Deficit)                 (108,564)      (145,614)
                                              ------------   ------------

            Total  Stockholders'  Equity          757,458        744,438
                                              ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   784,958    $   785,688
                                              ============   ============























    The Accompanying Notes Are An Integral Part Of These Financial Statements


                                Accountants' page 3

THUNDER  MOUNTAIN  GOLD,  INC.
Spokane,  Washington

Statement  of  Operations
For  the  Years  Ended  December  31,  1999,  1998,  and  1997

                                          1999          1998           1997
                                      ------------   ------------   ------------
INCOME:
     Royalties                        $       -      $       -      $    62,500
                                      ------------   ------------   ------------
EXPENSES:
     Exploration and Development           24,781         77,362            -
     Depreciation and Depletion             4,145          4,807          6,757
     Directors' Fees and
       Professional Services               25,000         40,000         40,000
     Legal and Accounting                  12,340          8,543          5,375
     Management and  Administrative        23,501         11,832         17,707
                                      ------------   ------------   ------------
     Total  Expenses                       89,767        142,544         69,839
                                      ------------   ------------   ------------
INCOME (LOSS) FROM  OPERATIONS            (89,767)      (142,544)        (7,339)
                                      ------------   ------------   ------------
OTHER INCOME:
     Interest and Dividend Income           7,654         12,558         24,589
     Gain on Sale of Asset                119,163          4,302            -
                                      ------------   ------------   ------------
                                          126,817         16,860         24,589
                                      ------------   ------------   ------------
INCOME (LOSS) BEFORE FEDERAL
     INCOME  TAXES                         37,050       (125,684)        17,250
PROVISION FOR INCOME TAXES:
     Tax  At  Statutory  Rates                -              -              -
     Tax Benefit                              -              -              -
                                      ------------   ------------   ------------
   NET INCOME (LOSS)                       37,050       (125,684)        17,250

OTHER COMPREHENSIVE INCOME
     Net of Income Tax:
     Unrealized  Holding  Gain  (loss)    (24,030)       (26,894)      (168,521)
                                      ------------   ------------   ------------
COMPREHENSIVE  INCOME  (LOSS)         $    13,020    $  (152,578)   $  (151,271)
                                      ============   ============   ============
EARNINGS (LOSS) PER SHARE:
        Basic                         $       NIL    $     (0.01)   $       NIL
                                      ============   ============   ============
        Diluted                       $       NIL    $     (0.01)   $       NIL
                                      ============   ============   ============







    The Accompanying Notes Are An Integral Part Of These Financial Statements


                                Accountants' page 4

THUNDER  MOUNTAIN  GOLD,  INC.
Spokane,  Washington

Statement  of  Cash  Flows
For  the  Years  Ended  December  31,  1999,  1998,  and  1997

                                          1999          1998           1997
                                      ------------   ------------   ------------
CASH  FLOWS  PROVIDED (USED) BY
  OPERATING  ACTIVITIES:
     Net Income (Loss)                $    37,050    $  (125,684)   $    17,250
     Non-Cash Expenses, Revenues,
        Losses And Gains Included
         in  Income:
          Depreciation and
            Amortization                    4,145          4,807          6,757
          Gain on sale of asset          (119,163)        (4,302)           -
     Net (Increase) Decrease In
        Receivables and Payables           (2,992)        19,678        (20,585)
                                      ------------   ------------   ------------
     Net Cash Flows Provided (Used)
             By Operating Activities      (80,960)      (105,501)         3,422
                                      ------------   ------------   ------------

CASH  FLOWS  PROVIDED  (USED)  BY
  INVESTING  ACTIVITIES:
    Purchase Of Investments              (204,885)       (14,817)        (7,087)
    Purchase Of Property and Equipment       (594)           -              -
    Proceeds from Disposition
      of Investments7                     244,950         60,970            -
                                      ------------   ------------   ------------
     Net Cash Flows Provided (Used)
              By Investing Activities      39,471         46,153         (7,087)
                                      ------------   ------------   ------------

CASH FLOWS (USED) BY FINANCING
     ACTIVITIES
  Reacquisition of stock
                                              -              -              (50)
                                      ------------   ------------   ------------
   Net cash flows (used) by
     Financing Activities                     -              -              (50)
                                      ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH           (41,489)       (59,348)        (3,715)

CASH  AND  CASH  EQUIVALENTS,
             BEGINNING OF PERIOD           77,729        137,077        140,792
                                      ------------   ------------   ------------
CASH  AND  CASH  EQUIVALENTS,
        END OF PERIOD                  $   36,240    $   77,729      $   137,077
                                      ============   ============   ============


    The Accompanying Notes Are An Integral Part Of These Financial Statements


                                Accountants' page 5

THUNDER MOUNTAIN GOLD, INC.
Spokane, Washington
Statement of Cash Flows (Continued)
For the Years Ended December 31, 1999 , 1998, and 1997


                                          1999          1998           1997
                                      ------------   ------------   ------------

SUPPLEMENTAL  DISCLOSURE
OF  CASH  FLOWS  INFORMATION

Cash paid during the year
     for interest                     $       -      $       -      $       -
                                      ============   ============   ============
Cash paid during the year
    for taxes                         $       -      $       -      $       -
                                      ============   ============   ============

SUPPLEMENTAL SCHEDULE OF
     NONCASH INVESTING ACTIVITIES

Exchange of automobile for accrued
     directors fee payable            $    10,000    $       -      $       -
                                      ============   ============   ============
Marketable security written off as
      worthless                       $     7,296    $       -      $       -
                                      ============   ============   ============


Disclosure  of  Accounting  Policy:
     For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three (3) months or less to be cash equivalents.





















    The Accompanying Notes Are An Integral Part Of These Financial Statements



                                Accountants' page 6

THUNDER  MOUNTAIN  GOLD,  INC.
Spokane,  Washington
Statement  Of  Changes  In  Stockholders'  Equity
For  the  Years  Ended  December  31,  1999,  1998,  and  1997

*begin 9pt type*

                                                 Unrealized
                  Common Stock       Additional  Gain on                    Retained
              ---------------------  Paid-In     Marketable     Treasury    Earnings/
                Shares    Amount     Capital     Securities     Stock       (Deficit)      Total
              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Balances at
Dec. 31, 1996  9,727,852  $ 486,392  $  254,222  $     369,054  $ (24,150)  $ (37,180)  $1,048,338
              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Reacquisition
  of stock           -          -           -              -          (50)        -      1,048,288
Unrealized gain
  in marketable
  securities         -          -           -         (168,521)       -           -       (168,521)
Net income
  -  1997            -          -           -                                  17,250       17,250

              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Comprehensive
  (Loss)             -          -           -              -          -           -       (151,271)

              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Balances at
Dec. 31, 1997  9,727,852    486,392     254,222        200,533    (24,200)    (19,930)     897,017

              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Unrealized loss
  in Marketable
  securities         -          -           -          (26,895)       -           -        (26,895)
Net Loss - 1998      -          -           -              -          -      (125,684)    (125,684)

              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Comprehensive
  (Loss)             -          -           -              -          -           -       (152,579)

              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Balances at
Dec. 31, 1998  9,727,852    486,392     254,222        173,638    (24,200)   (145,614)     744,438

              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Unrealized loss
  in Marketable
  securities         -          -           -          (24,030)       -           -        (24,030)
Net Income-1999      -          -           -              -          -        37,050       37,050

              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Comprehensive
  Income             -          -           -              -          -           -         13,020

              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Balances at
Dec. 31, 1999  9,727,852  $ 486,392  $  254,222  $     149,608  $ (24,200)  $(108,564)  $  757,458
              ==========  =========  ==========  =============  ==========  ==========  ===========

*end 9pt type*









    The Accompanying Notes Are An Integral Part Of These Financial Statements


                                Accountants' page 7

                           THUNDER MOUNTAIN GOLD, INC.
                               Spokane, Washington
                          Notes To Financial Statements

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES

BUSINESS  OPERATIONS

     Thunder Mountain Gold, Inc. ("Thunder Mountain Gold" and the "Company") takes its name from the Thunder Mountain Mining District in Valley County, Idaho, where its principal lode mining claims are located. Since 1978, the efforts of the Company have been to develop its property into a producing gold mine. Coeur d'Alene Mines Company started initial production of gold on the Thunder Mountain Gold property in July, 1986.

ACCOUNTING  POLICIES

     Marketable securities are stated at their fair market value. The market value is based on quoted market prices or other fair value estimates provided by third party portfolio managers. Current marketable securities had an aggregate cost of $359,639 at December 31, 1999. A valuation allowance in the amount of $150,518 has been recorded to adjust the carrying amount of the portfolio to market value.

EXPLORATION  COSTS

     Exploration  costs  are  charged  to  operations  when  incurred.

PROPERTY  AND  EQUIPMENT

     Property and equipment are carried at cost. Depreciation is computed using accelerated depreciation methods with useful lives of three to seven years. Major additions and betterment's are capitalized. Costs of maintenance and repairs, which do not improve or extend the life of the associated assets are expensed currently. When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income. Depletion is computed using the unit of production method.

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

COMPREHENSIVE  INCOME

     In  1998,  the  Company adopted Statement of Financial Accounting Standards
(FAS) 130, "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board (FASB). The Company report accumulated other comprehensive income as a separate component of shareowners' equity. There were no adjustments required for the deferred tax effects of the unrealized gain or loss on available - for - sale securities.



Accountants' page 8

                           THUNDER MOUNTAIN GOLD, INC.
                               Spokane, Washington
                          Notes To Financial Statements

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

EARNINGS  PER  SHARE

     We compute basic earnings per common share by dividing the net income by the weighted average number of common share outstanding during the period.

     Diluted earnings per share are calculated by including all dilutive potential common shares such as stock options. Dilutive potential common shares were 9,727,852 in 1999, 9,727,852 in 1998, and 9,727,852 in 1997. No adjustment to  reported  net  income is required when computing diluted earnings per share.

NOTE  2  -  INVESTMENTS

Investments  consist  of  the  following:

                                  Carrying                       Market
                                    Value          Cost          Value
                                ------------   -----------   ------------
December  31,  1999:
     Current Investments        $   510,158    $  359,639    $   510,158
     Other Investments                  170         1,080            170
                                ------------   -----------   ------------
     Total                      $   510,328    $  360,719    $   510,328
                                ============   ===========   ============
December  31,  1998:
     Current Investments        $   451,726    $  277,178    $   451,726
     Other Investments                  170         1,080            170
                                ------------   -----------   ------------
        Total                   $   451,896    $  278,258    $   451,896
                                ============   ===========   ============
December  31,  1997:
     Current Investments        $   520,382    $  318,939    $   520,382
     Other Investments                    0         1,080            170
                                ------------   -----------   ------------
          Total                 $   520,552    $  320,019    $   520,552
                                ============   ===========   ============


     At  December  31,  1999,  1998,  and 1997 the current investment portfolios included gross unrealized gains of $150,518, $174,548, and $201,443, respectively. The non current included gross unrealized losses of $910, $910 and $910, respectively.

     Other investments consist of small stock holdings in several local mining companies.






Accountants' page 9

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

     After the beginning of production, which commenced in July 1986, the Company was to receive annually the greater of 10% of the defined net proceeds from production or the minimum royalty as defined above. When Phillips has recovered all of its pre-production costs as defined in the contract, including the advance and minimum royalties, out of defined net production proceeds, the Company was to receive annually the greater of 30% of the defined net production proceeds or the minimum royalty.

     The term of the lease was initially for ten years and thereafter for as long as continuous mining or development is conducted. The lessee however, could cancel the lease at any time subject to 30 days notice.

     On April 8, 1983, the Coeur d'Alene Mines Company acquired a 60% interest in the Phillips mining lease with Thunder Mountain Gold. Phillips retained a 10% interest and a two-year option to repurchase its interest up to an equal share with Coeur d'Alene Mines Company. The transaction was between Phillips and Coeur d'Alene Mines Company, and did not change the Company's 30% interest in defined profits nor any other terms of the lease between Phillips and the Company.

     In March, 1986, Coeur d'Alene Mines increased its ownership in Thunder Mountain by paying Phillips Petroleum $1 million for Philip's ten (10) percent interest.

     On September 1, 1987, the Company issued 10,000 shares of its restricted common stock for purchase of the "Althouse Placer" mining claims, which cover an area of approximately 380 acres in Valley County, Idaho. The transaction was valued at the market price of the stock on the date of issuance.

     During 1988, the Company acquired an area of approximately 7,300 acres in Elko, Eureka and Lander Counties, Nevada, pursuant to an agreement entered into with the Company's consulting geologist, a stockholder of the Company. Under this agreement, the Company has issued 100,000 shares of its restricted common stock for legal title to approximately 400 mining claims.






Accountants' page 10

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

     In February 1989, the Company entered into a mineral lease agreement with Freeport-McMoRan Gold Company, pertaining to the Blue Bluff property in Valley County, Idaho. The principal target of exploration is gold and silver. The agreement calls for production royalties and advance annual royalty payments. Freeport (now Independence Mining Co.) sold its interest to NERCO Exploration Co. of Vancouver, Washington.

     On  December  2,  1990, Coeur d'Alene Mines Company notified the Company of
its  intention  to     terminate  its  lease  effective  December  31,  1990.

NOTE  4  -  MINING  PROPERTY  LEASES

     In August 1981, the Company entered into a two-year option with two groups of its major stockholders regarding various patented and unpatented claims known as the "Bull" and "L" groups of claims. Under the option, the Company had the right, for a two-year period, to enter into a lease with those individuals to do exploration and development work on the properties. The options were exercised, and two identical leases were executed on February 2, 1982. The lease terms provide that the Company will do all assessment work, pay all taxes, and pay to the lessors, 3% of defined net smelter returns with a minimum annual advance royalty of $15,000 on each lease. During 1987, the existing leases were modified to reduce the minimum annual advance royalties to $7,500 on each lease, beginning in 1988. During 1990, the existing leases were further modified to reduce the minimum annual advance royalties to $1.00 per contract beginning with 1990.

     On August 28, 1992 one million shares of Thunder Mountain Gold, Inc. restricted stock was issued to Dewey Mining Co. and Sunnyside Consolidated Mining Co., as tenants in common, in exchange for a mining contract on the DEWEY & THUNDER MOUNTAIN GOLD properties, situated in Valley County, Idaho. The shares were issued at par value of $.05 per share.













Accountants' page 11

                           THUNDER MOUNTAIN GOLD, INC.
                               Spokane, Washington
                          Notes To Financial Statements

NOTE  4  -  MINING  PROPERTY  LEASES  (CONTINUED)


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

NOTE  5  -  INCOME  TAXES

The  components  of  the  income  tax  (provision)  benefit are as follows:

                                       1999          1998           1997
                                   ------------   -----------   ------------
          Currently  Payable:
               State               $      -0-     $     -0-     $     -0-
               Federal                    -0-           -0-           -0-
                                   ------------   -----------   ------------
          Total  Current           $      -0-     $     -0-     $     -0-
                                   ------------   -----------   ------------
          Deferred  Benefit:
               State                      -0-           -0-            -0-
               Federal                    -0-           -0-           -0-
                                   ------------   -----------   ------------
          Tax  Effect  Of  Net
            Operating Loss Carry-
            forward                       -0-           -0-           -0-
                                   ------------   -----------   ------------
          Net  Income  Taxes       $      -0-     $     -0-     $     -0-
                                   ============   ===========   ============















Accountants' page 12

                           THUNDER MOUNTAIN GOLD, INC.
                               Spokane, Washington
                          Notes To Financial Statements

NOTE  5  -  INCOME  TAXES  (CONTINUED)

     The causes of the difference between the provision (benefit) for income taxes at the federal statutory rate and that shown in the statements of operations are summarized as follows:

                                       1999          1998           1997
                                   ------------   -----------   ------------
       Tax  at  statutory  rate    $    -0-       $      -0-     $     -0-
       Surtax  exemption                -0-              -0-           -0-
       Dividends received exclusion     -0-              -0-           -0-
       Long-term  capital  loss         -0-              -0-           -0-
       State  tax  benefit              -0-              -0-           -0-
       Benefit of net operating loss
       carryback to prior years at
       other than the statutory rate    -0-              -0-           -0-
       Other                            -0-              -0-           -0-
                                   ------------   -----------   ------------
            Total                  $    -0-       $      -0-    $      -0-
                                   ============   ===========   ============

     At December 31, 1999, the Company has $257,232 in net operating loss carry forward which may be used to offset taxable income generated by operations which will begin expiring in 2004. The Company also has a general business tax credit carryover in the amount of $1,283, which may be used to offset future federal income tax liabilities. This credit will expire in 2004.

NOTE  6  -  MARKETABLE  SECURITIES

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 establishes generally accepted accounting principles for the financial accounting and measurement and disclosure principles for (1) investments in equity securities that have readily determinable fair market value and (2) all investments in debt securities. The change had no effect on prior years' results. All of the marketable securities held by THUNDER MOUNTAIN GOLD, INC. consist of securities "available-for-sale", as defined by SFAS No. 115. The method used in computing realized gains and losses is the specific identification method.













Accountants' page 13

                           THUNDER MOUNTAIN GOLD, INC.
                               Spokane, Washington
                          Notes To Financial Statements

NOTE  6  -  MARKETABLE  SECURITIES  (CONTINUED)

The  following  information  is  as  of  December 31, 1999, 1998, and 1997:

                                       1999          1998           1997
                                   ------------   -----------   ------------
    Aggregate fair value of
       marketable securities       $   510,158    $  451,726    $   520,382
    Gross unrealized holding gains    (184,798)     (214,270)      (269,033)
    Gross unrealized holding losses     34,279        39,722         67,590
                                   ------------   -----------   ------------
    Amortized cost basis           $   359,639    $  277,178    $   318,939
                                   ============   ===========   ============

     Changes in current marketable securities for the twelve months ended December 31, 1999, 1998, and 1997 are as follows:

                                       1999          1998           1997
                                   ------------   -----------   ------------
     Cost, as of January 1,        $   277,178    $  318,939    $   311,852
     Purchase of shares                 70,680           -              -
     Sales of shares                       -         (56,578)           -
     Dividends and capital
       gains reinvested                 11,781        14,817          7,087
     Unrealized gain,
       as of December 31,              150,519       174,548        201,443
                                   ------------   -----------   ------------
     Fair market value,
       as of December 31           $   510,158    $  451,726    $   520,382
                                   ============   ===========   ============



















Accountants' page 14

        INDEPENDENT ACCOUNTANTS' REPORT ON FINANCIAL STATEMENT SCHEDULES
        ----------------------------------------------------------------




The  Board  of  Directors
Thunder  Mountain  Gold,  Inc.
Spokane,  Washington


Our report on the financial statements of Thunder Mountain Gold, Inc. is included in the Form 10-KSB and covers the financial statements for December 31, 1999, listed under Item 14(a)(1) of this Form 10-KSB. In connection with our audit of such financial statements, we have also audited the related financial statement schedules for December 31, 1999 listed under Item 14(a)(2) of this Form 10-KSB.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly the information required to be included therein.














Spokane,  Washington
March  13,  2000















Accountants' page 15

                       THUNDER MOUNTAIN GOLD, INC.
             SCHEDULE 1 - MARKETABLE SECURITIES - OTHER INVESTMENTS
                 For the Years Ended December 31, 1999 and 1998

                                          December 31, 1999
                            _____________________________________________________
COLUMN A                    Column B      Column C      Column D      Column E
                            ___________   ___________   ___________   ___________
                                                                      Amount at
                                                                      Which
                                                                      Issue is
                                                          Market      on Carried
                            Number of     Cost of         Value       on Balance
ISSURER                     Shares        Shares          Shares      Sheet
--------------------------  ------------  ------------  ------------  ------------
Current:
Colonial Utilities Fund
  Class A  Common Shares        2,736     $   46,773    $   61,669    $   61,669
Barrick Gold Corporation
Common Shares                   4,000         21,776        70,748        70,748
ML Global Growth
  Common Shares                 2,453         40,000        42,142        42,142
Munder Future Tech.
  Common Shares                 3,361         40,006        46,885        46,885
Freeport McMoRan Cop & Gld A
  Common Shares                 8,204         42,734       152,282       152,282
Mass Investors
  Common Shares                 2,267         43,236        43,594        43,594
Aim Value Fund
  Common Shares                   890         40,005        42,008        42,008
Pioneer Growth Shares
  Common Shares                  2,041        40,005        39,411        39,411
Midas Gold
  Common Shares                 8,396         45,104        11,419        11,419
                            ------------  ------------  ------------  ------------

                               34,348     $  359,639    $  510,158    $  510,158
                            ============  ============  ============  ============
Non - Current:
Other stock ownership
in inactive companies
  Common Shares               164,500     $    1,080    $      170    $      170
                            ------------  ------------  ------------  ------------
Totals                        164,500     $    1,080    $      170    $      170
                            ============  ============  ============  ============











Accountants' page 16

                          THUNDER MOUNTAIN GOLD, INC.
             SCHEDULE 1 - MARKETABLE SECURITIES - OTHER INVESTMENTS
                 For the Years Ended December 31, 1999 and 1998

                                          December 31, 1998
                            _____________________________________________________
COLUMN A                    Column B      Column C      Column D      Column E
                            ___________   ___________   ___________   ___________
                                                                      Amount at
                                                                      Which
                                                                      Issue is
                                                          Market      on Carried
                            Number of     Cost of         Value       on Balance
ISSURER                     Shares        Shares          Shares      Sheet
--------------------------  ------------  ------------  ------------  ------------
CURRENT:
Colonial Utilities Fund
Class A, Common shares     12,904    $  160,267    $  281,576    $  281,576

Barrick Gold Corporation
Common shares               4,000        21,776        78,000        78,000

Freeport McMoRan Cop &
Gld A, Common shares        8,204        42,734        79,472        79,472

Dakota Mining
Common shares               1,819         7,296           -             -

Midas Gold
Common shares               8,396        45,104        12,678        12,678
                        ___________   ___________   ___________   ___________

                           35,323     $ 277,177     $ 451,726     $  451,726
                        ===========   ===========   ===========   ===========
Non-Current:
Other stock ownership
in inactive companies
Common shares             164,500         1,080           170            170
                        ___________   ___________   ___________   ___________

          Totals          164500      $   1,080      $    170      $     170
                        ===========   ===========   ===========   ===========













Accountants' page 16

ITEM  8:  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     During the year ended December 31, 1999 there were no disagreements between
the  Company   and  its  independent  certified  public  accountants  concerning accounting  and  financial  disclosure.

                                     PART II

ITEM  9:  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

(a)     Identification  of  Directors:

Ellis J. Collord, Age 53 - President and Director - Mr. Collord has been an officer and Director of the Registrant since 1978.

Robin S. McRae, Age 59 - Secretary/Treasurer and Director - Dr. McRae has been an officer and Director of the Registrant since 1978.

Pete Parsley, Age 38 - Director and Thunder Mountain Project Manager. Mr. Parsley has been a director since 1999.

Ronald  Yanke,  Age  62,  -  Director

(b)     IDENTIFICATION  OF  EXECUTIVE  OFFICERS

     This  information  is  contained  in  paragraph  (a)  above.

(c)     FAMILY  RELATIONSHIPS

James E. Collord died in September 1999 at the age of 88 after serving as President and Director of the Registrant since 1978. E. James Collord, son of James E. Collord, was elected by the Board of Directors to serve as the President and General manager of the Registrant late in 1999. Dr. Robin S.
McRae  is  the  cousin  of  E.  James  Collord, the President of the Registrant.

(d)     BUSINESS  EXPERIENCE

E. James Collord has a Masters of Science degree in exploration geology from the Mackay School of Mines, University of Nevada. He has been a mining professional since 1973, employed as a mill construction superintendent, exploration geologist, mine construction and reclamation manager, and in environmental and lands management. He is currently active employed as Environmental and Land Superintendent at a large gold mine near Elko, Nevada.

Robin S. McRae is a graduate of the Pacific College of Optometry and is a practicing optometrist. He is the grandson of Daniel C. McRae, and original locator of many of the gold prospects in the Thunder Mountain Gold Mining District, and is the son of Robert J. McRae, author of numerous geological reports concerning the Thunder Mountain Mining District. His knowledge of mining and related exploratory activities is derived from three generations of ownership of the Sunnyside Group of Claims which the Registrant now owns.

Ron Yanke is a successful Boise-based businessman, including owner of the 57-year old Yanke Machine Shop. He also is an owner of Yanke Energy (cogeneration plants), has timber interests and is part owner of the Dewey Mining Company.

(e)     DIRECTORSHIPS

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

(g)     PROMOTERS  AND  CONTROL  PERSONS

     Not  applicable

ITEM  10:  EXECUTIVE  COMPENSATION

(a)     CASH  COMPENSATION

     None of the executive officers or Directors received $50,000 or more during 1999.

     All officers and Directors, of which there were five* at various times during 1999, received the sum of $40,000 distributed as follows:

James  E.  Collord          Former President/Director         $20,000*
E.  James  Collord          President/Director                $10,000
Robin  S.  McRae            Secretary/Treasury                $10,000
Ron  Yanke                  Director                          No  compensation
Pete  Parsley               Director/Project  Manager         No  compensation

     * Note: Compensation received by James E. Collord prior to his death in September 1999.

(b)       BONUSES  AND  DEFERRED  COMPENSATION:

Standard  arrangements  (in  2000):

     E.  James  Collord          $10,000
     Robin  S.  McRae            $10,000
     Ron  Yanke                  None
     Pete  Parsley               $ 5,000

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

ITEM  11:  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

(a)     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

     The following are known to the Registrant to be the beneficial owners of more than five percent (5%) of the Registrant's voting securities:

Common  Stock    Ronald  C.  Yankee            1,883,525 shares           19.36%
                 P.O. Box 5405,                record and beneficially
                 Boise, ID 83715

(b)     THE  SECURITY  HOLDINGS  OF  MANAGEMENT  ARE  AS  FOLLOWS


Common  Stock       Ellis  J.  Collord      239,250  shares of             2.46%
                                            record  and  beneficially
Common  Stock       Dr.  Robin  S.  McRae   91,955  shares  of              .95%
                                            record  and  beneficially
Total  of  all  Officers  and  Directors:   61,205  share  of              6.29%
                                            record  and  beneficially

ITEM  12:  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

(a)  TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

Other than payments of compensation to the Directors of the company, there have been no other transactions with:
                      Any  Director  or  executive  officer
                      Any  Nominee  for  election  as  a  director
                      Any immediate family member of any of the forgoing, or Any security holder known to the issuer to own beneficially  or of record more than
                           5% of the Registrant's voting securities other than transactions disclosed in ITEM 11.

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

(d)     TRANSACTIONS  WITH  PROMOTERS

     Not  Applicable

                                     PART IV

ITEM  13:  EXHIBIT,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM 8-K

(a)     FINANCIAL  STATEMENTS

     Included  in  Part  II  of  this  report.

(b)     REPORTS  ON  FORM  8-K

     No  reports  on  Form  8-K  were  filed  during the last calendar year 1999

SIGNATURES

Pursuant to the requirements of Section 143 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.
(Registrant)

By: /s/ E. James Collord                      Date:  3/28/2000
    -----------------------------------             -----------------------
E.  James  Collord

President  and  Director
Chief  Executive  Officer

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By: /s/ Robin S. McRae                         Date:  3/28/2000
    -----------------------------------             -----------------------
Robin  S.  McRae
Secretary/Treasurer and
Director  and  Chief Financial
Accounting Officer