Form 10-Q
period 2000-03-31
THUNDER MOUNTAIN GOLD INC
filed 2000-04-20
CIK 711034

(This space left blank intentionally)

                    SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  D.C.  20549

                                 FORM  10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For  the  quarterly  period  ended  March  31,  2000

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934

       For  the  transition  period  from         to

                       Commission  file  number:  001-08429

                          THUNDER  MOUNTAIN  GOLD,  INC.
-----------------------------------------------------------------------------
         (Exact  name  of  registrant  as  specified  in  its  charter)

      State  of  Washington                                 91-1031075
(State  or  other  jurisdiction                          (I.R.S.  Employer
of  incorporation  or  organization)                     Identification No.)

           3605  E.  16th  Avenue
           Spokane,  Washington                                99223
 (Address  of  principal  executive  offices)               (Zip Code)

(Registrant's  telephone  number,  including  area  code)       509-535-6092

Check  whether the issuer (1)  filed  all  reports  required  to  be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past
90  days.                   Yes    (  )    No    (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,727,852

Transitional Small Business Disclosure  Format (check one): Yes  ( )  No  (X)

                        THUNDER  MOUNTAIN  GOLD,  INC.
                               FORM  10-QSB
           FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2000

                   PART  I.  -  FINANCIAL  INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

                    PART  II.  -  OTHER  INFORMATION

ITEM  1     LEGAL  PROCEEDINGS
          NONE

ITEM  2     CHANGES  IN  SECURITIES
          NONE

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES
          NONE

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          NONE

ITEM  5     OTHER  INFORMATION
          NONE

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K
          NONE

***************************************************************************
                                SIGNATURES
***************************************************************************

In accordance with Section 13 or 15(d) of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER  MOUNTAIN  GOLD,  INC.
(Registrant)

By:  /s/  E.  James  Collord
    -----------------------------------             Date:  April  19,  2000
E.  James  Collord
President  and  Director
Chief  Executive  Officer

By:  /s/  Robin  S.  McRae
    -----------------------------------             Date:  April  19,  2000
Robin  S.  McRae
Secretary/Treasurer  and
Director  and  Chief  Financial
Accounting  Officer