Form 10KSB
period 2000-12-31
THUNDER MOUNTAIN GOLD INC
filed 2001-04-02
CIK 711034

SECURITIES AND EXHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For  the  fiscal  year  ended:  December 31, 2000
Commission  File Number:  001-08429

                           THUNDER MOUNTAIN GOLD, INC.
             (Exact name of Registrant as specified in its charter)

        State  of  Idaho                                     91-1031075
(State or other jurisdiction of                         (IRS identification NO.)
incorporation  or  organization)

           3605  E.  16th  Avenue
           Spokane,  Washington                                        99223
(Address  of  Principal  Executive  Officers)                        (Zip  Code)

Telephone  Number  of  Registrant: (509) 535-6092

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

Title  of  each  Class                                      Name  of  Exchange
                                                          on  which  Registered
----------------------                                    ----------------------
$0.05 par Value Common                                             None
Non-Assessable  Stock

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  None

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is met contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ] Not Applicable [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2000 was $972,785. This figure is based on estimated bid price of $.10.

Issued  and  outstanding  common  capital  stock  as  of  March  21,  2001.

9,727,852  shares  of  common  $0.05  par  value  stock  non  -assessable.

No  documents  are  Incorporated  by  reference.

Transitional  small  business  disclosure  format:  Yes  [   ]  No  [X]

                                     PART 1
ITEM  1.  DESCRIPTION  OF  BUSINESS

(A)  GENERAL  DEVELOPMENT  OF  BUSINESS

The Company was originally incorporated under the laws of the State of Idaho on November 9, 1935 under the name of Montgomery Mines, Inc. In August 1985, the Company's shareholders approved an increase in the authorized common stock, $0.05 par value, from 7,500,000 shares to 12,000,000 shares. Quotations of the bid and ask prices for the stock are published by the Spokane Quotations Service of Spokane, Washington.

The Company's precious metal property at Thunder Mountain was placed into operation in the mid-1980s by Coeur 'd Alene Mines with substantial gold production from the Sunnyside Deposit. Coeur 'd Alene ceased production in the early 1990s and relinquished their lease on the claims. Subsequently the area was leased to and explored by several other exploration/mining companies, including Kennecott and USMX/Dakota Mining. A joint venture between the Company and Dewey Mining unified the mining district during this period, and USMX/Dakota Mining expended approximately $5 million to explore the district and define a significant reserve on the Dewey property. Bankruptcy by Dakota Mines provided an opportunity for the Company and Dewey Mining to acquire the consolidated district for future development. USMX/Dakota Mining had initiated an Environmental Impact Statement and other permitting requirements to develop the mineable reserve, and the Company is continuing this effort.

During 2000, the Company and Dewey Mining entered into an Option Agreement with Trust for Public Lands to purchase the consolidated mining district. The Trust for Public Land is a nonprofit organization dedicated to the preservation of nature resources for human enjoyment and well-being. The Option recognizes a minimum acceptable value for the mineable reserves and real property, and if this is not met, the Company maintains the ability to continue development of the reserve. All permitting efforts are, for the time being, continuing for development. Appraisal efforts for the property will be initiated during 2001.

The Company also conducted exploration for valuable minerals outside of the Thunder Mountain Mining District in the western states during 2000, including the acquisition of an interest in a platinum group metals property in Nevada. The Company also evaluated and conducted due diligence for a business opportunity to facilitate the development of an Linux-based software company. The Company continues to evaluate both natural resource and technology ventures to enhance Stockholder equity.

                          PRECIOUS MINERALS PROPERTIES

1.  THUNDER  MOUNTAIN  MINING  DISTRICT,  VALLEY  COUNTY,  IDAHO

The Registrant holds 510 unpatented lode claims and fractional claims in the historic Thunder Mountain District of Valley County, Idaho. The Registrant also owns thirteen patented lode claims. The precious metals of interest on the claims are gold and silver.

The Registrant is party to a joint venture agreement on claims owned by Dewey Mining Company. Located within the same mining district, these claims adjoin the Registrants property holdings. Dewey Mining Company owns 9 patented and 108 unpatented mining claims. A significant gold reserve has been delineated on the Dewey patented mining claims.

2.   GOODSPRINGS  MINING  DISTRICT,  CLARK  COUNTY,  NEVADA

In mid-year 2000, the Registrant acquired a 50% interest in 46 unpatented and four patented lode mining claims in the Goodsprings Mining District, Clark County, Nevada. The Ironside PGE Project claims cover a northeast-bearing trend of platinum/palladium/gold occurrences that extends for about three miles along a recognized structural trend. During the war effort, minor production of platinum group metals and gold was done on the Registrant's claims. Geologic mapping and sampling of the property was completed during 2000, and potential exploration targets have been defined. Several companies that produce platinum group metals have expressed an interest in the claims.


(A)  FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS.

            The  Registrant  has  no  other  industry  segments.

(B)     NARRATIVE  DESCRIPTION  OF  BUSINESS.

Refer to ITEM: 1 Description of Business (supra) Subparagraph (i) through (xii) are not applicable to the Registrant.

(  C)  FINANCIAL  INFORMATION  ABOUT  FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES.

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

           No matters were submitted to vote of the Registrant's security holders during 2000.

                                     PART 11

ITEM  5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A)     MARKET  INFORMATION.

The common stock of the Registrant is traded over-the-counter in Spokane, Washingt on and its bid and asked prices are quoted on a daily basis by the Spokane Quotation Service, Spokane, Washington.

            The bid prices for the Registrant's stock for the years 2000 and 1999 were as follows:

BID  PRICES
-----------

2000                         HIGH                  LOW
                          -----------          -----------
First  Quarter            $     0.10           $     0.04
Second  Quarter           $     0.10           $     0.10
Third  Quarter            $     0.10           $     0.10
Fourth  Quarter           $     0.10           $     0.10

BID  PRICES
-----------

1999                          HIGH                 LOW
                          -----------          -----------
First  Quarter            $     0.04           $     0.04
Second  Quarter           $     0.04           $     0.04
Third  Quarter            $     0.04           $     0.04
Fourth  Quarter           $     0.10           $     0.06

(b)     APPROXIMATE  NUMBER  OF  EQUITY  SECURITY  HOLDERS:

          Title  of  Class                            No. of Record Holders
----------------------------------                ------------------------------
$0.05  Par  Value                                 2,241 as of December 31, 2000
Common  Stock  Non  -Assessable


(c)     DIVIDEND  HISTORY  AND  RESTRICTIONS

              The Registrant has not paid any dividends, and does not plan to do so in the foreseeable future as it plans to use its capital to finance the search for additional mineral properties of potential commercial value.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

(a)     FULL  FISCAL  YEAR.

 Liquidity: The Company has a positive cash position and has invested funds in a cash management mutual fund. The Company's cash and liquid assets are considered adequate to meet its current and foreseeable obligations. The market value of some of the stock mutual funds decreased substantially during 2000, representing a significant paper loss.

Expenses for the ensuing year will be incurred for continued search and exploration for additional properties, and for management fees and administra-tive costs. The Company's required assessment work for 2000 to keep its unpatented claims valid will be performed by the Company. Directors and management fees were $17,000 annually. Please refer to the financial statements for additional costs and expenditures and other financial information.

Capital  Resources:  The  Company  presently does not intend to make any capital
expenditures  from  its  funds.   The  Company  also does not presently have any
plans  to  raise  capital  through  debt  or  equity  financing.

          Results of Operations: The Company had no production from operations for 2000. Although additional production units are likely, it is impossible to predict with any certainty when and where the next production unit will be developed. For that reason, it is impossible to predict the future production units.

          For  2000  the  gross  revenues  were  $-0-.

ITEM  7:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA











                                    CONTENTS



                                                                Page
                                                                ----

Report  of  Independent  Accountants'                              5

Balance  Sheet  at  December  31,  2000  and  1999                 6

Statement  of  Operations  for  the  Years  Ended
     December  31,  2000,  1999,  and  1998                        7

Statement  of  Cash  Flows  for  the  Years  Ended
     December  31,  2000,  1999,  and  1998                        8

Statement  of  Changes  in  Stockholders'  Equity  for  the
     Years  Ended  December  31,  2000,  1999,  and  1998          9

Notes  to  Financial  Statements                               10-21

                       REPORT OF INDEPENDENT ACCOUNTANTS'
                       ----------------------------------


Board  of  Directors
Thunder  Mountain  Gold,  Inc.
Spokane,  Washington

We have audited the accompanying Balance Sheets of Thunder Mountain Gold, Inc. as of December 31, 2000 and 1999, and the related Statements of Operations, Cash Flows and Changes in Stockholders' Equity for each of the three years ended December 31, 2000, 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thunder Mountain Gold, Inc. as of December 31, 2000 and 1999, and the results of its operations, cash flows and changes in stockholders' equity for each of the three years ended December 31, 2000, 1999, and 1998, in conformity with generally accepted accounting principles.

/s/ Robert Moe & Associates, P.S.

ROBERT  MOE  &  ASSOCIATES,  P.S.







March  21,  2001
Spokane,  Washington

                           THUNDER MOUNTAIN GOLD, INC.
                               Spokane, Washington
                                  Balance Sheet
                           December 31, 2000 and 1999


                                                   2000            1999
                                              --------------  -------------
                                     ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents                   $       7,599   $     36,239
  Prepaid Expenses                                      300             94
  Investments                                       231,923        510,158
                                              --------------  -------------
  Total Current Assets                              239,822        546,491
                                              --------------  -------------
INVESTMENTS - Non-Current                               170            170
                                              --------------  -------------

PROPERTY  AND  EQUIPMENT:
  Mining Equipment                                    5,477          5,477
  Office Equipment                                    7,141          7,141
  Automotive                                            -           21,893
  Mining Claims                                     466,934        461,934
                                              --------------  -------------
  Total Property and Equipment                      479,552        496,445
  Less: Accumulated Depreciation and Depletion      240,562        258,149
                                              --------------  -------------
  Net Property and Equipment                        238,990        238,296
                                              --------------  -------------

TOTAL ASSETS                                  $     478,982        784,957
                                              ==============  =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT  LIABILITIES:
  Accrued Directors and Management Fees        $     16,000   $     27,500
                                              --------------  -------------
  Total Current Liabilities                          16,000         27,500
                                              --------------  -------------
STOCKHOLDERS'  EQUITY:
  Common  Stock,  $0.05  Par  Value;
    12,000,000  Shares  Authorized;
    9,727,852  and  9,727,852
    Shares Issued Respectively                      486,392        486,392
  Additional Paid-in Capital                        254,222        254,222
    Less: 11,700  hares of Treasury
      Stock, At Cost                                (24,200)       (24,200)
  Accumulated Other Comprehensive
     Income (Loss)                                  (47,265)       149,608
  Retained Earnings/ (Deficit)                     (206,167)      (108,565)
                                              --------------  -------------
Total Stockholders' Equity                          462,982        757,457
                                              --------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     478,982   $    784,957
                                              ==============  =============




The Accompanying Notes Are An Integral Part Of These Financial Statements

                           THUNDER MOUNTAIN GOLD, INC.
                               Spokane, Washington
                             Statement of Operations
              For the Years Ended December 31, 2000 1999, and 1998

                                            2000            1999            1998
                                       --------------  --------------  --------------
INCOME:
  Royalties                             $        -     $         -     $         -
                                       --------------  --------------  --------------
EXPENSES:
  Exploration and Development                129,572          24,781          77,362
  Depreciation and Depletion                   1,830           4,145           4,807
  Directors'  Fees  and
    Professional Services                     18,000          25,000          40,000
  Legal and Accounting                         6,635          12,340           8,543
  Management  and
    Administrative                             9,388          23,501          11,832
                                       --------------  --------------  --------------
  Total Expenses                             165,425          89,767         142,544
                                       --------------  --------------  --------------

INCOME (LOSS) FROM OPERATIONS               (165,425)        (89,767)       (142,544)
                                       --------------  --------------  --------------

OTHER  INCOME:
  Interest  and  Dividend
    Income                                    16,198           7,654          12,558
    Gain on Sale of Securities
      and Asset                               51,625         119,163           4,302
                                       --------------  --------------  --------------
                                              67,823         126,817          16,860
                                       --------------  --------------  --------------

INCOME  (LOSS)  BEFORE  FEDERAL
  INCOME TAXES                               (97,602)         37,050        (125,684)

PROVISION  FOR  INCOME  TAXES:
  Tax At Statutory Rates                         -               -               -
  Tax Benefit                                    -               -               -
                                       --------------  --------------  --------------

NET INCOME (LOSS)                            (97,602)         37,050        (125,684)

OTHER  COMPREHENSIVE  INCOME
  Net  of  Income  Tax:
    Unrealized Holding Gain  (loss)         (196,873)        (24,030)        (26,894)
                                       --------------  --------------  --------------
COMPREHENSIVE INCOME  (LOSS)           $    (294,475)  $      13,020   $    (152,578)
                                       ==============  ==============  ==============

EARNINGS (LOSS) PER SHARE:
  Basic                                $       (0.01)  $         NIL   $       (0.01)
                                       ==============  ==============  ==============
  Diluted                              $       (0.01)  $         NIL   $       (0.01)
                                       ==============  ==============  ==============

The Accompanying Notes Are An Integral Part Of These Financial Statements

                           THUNDER MOUNTAIN GOLD, INC.
                               Spokane, Washington
                             Statement of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                            2000            1999            1998
                                       --------------  --------------  --------------
CASH  FLOWS  PROVIDED  (USED)  BY
OPERATING  ACTIVITIES:
  Net Income (Loss)                  $       (97,602)  $      37,050   $   (125,684)
  Non-Cash Expenses, Revenues,
  Losses And Gains Included in Income:
    Depreciation and Amortization              1,830           4,145          4,807
    Gain on sale of asset                    (51,625)       (119,163)        (4,302)
    Net  (Increase)  Decrease  In
      Receivables and Payables               (11,706)         (2,993)        19,678
                                       --------------  --------------  --------------
Net  Cash  Flows  Provided  (Used)
  By Operating Activities                   (159,103)        (80,961)       (105,501)
                                       --------------  --------------  --------------
CASH  FLOWS  PROVIDED  (USED)  BY
INVESTING  ACTIVITIES:
  Purchase Of Investments                    (14,019)       (204,885)        (14,817)
  Purchase Of Property and Equipment          (5,000)           (594)            -
  Proceeds from Disposition
    of Investments                           142,481         244,950           60,970
  Proceeds from Disposition of Assets          7,000             -                -
                                       --------------  --------------  --------------
Net  Cash  Flows  Provided  (Used)
  By Investing Activities                    130,462          39,471          46,153
                                       --------------  --------------  --------------
CASH  FLOWS  (USED)  BY  FINANCING
     ACTIVITIES
Net cash flows (used)
  by financing activities                        -               -               -
                                       --------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH              (28,641)        (41,489)        (59,348)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                         36,240          77,729         137,077
                                       --------------  --------------  --------------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                     $       7,599   $      36,240   $      77,729
                                       ==============  ==============  ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest $         -     $         -     $         -
                                       ==============  ==============  ==============
Cash paid during the year for taxes    $         -     $         -     $         -
                                       ==============  ==============  ==============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Exchange of automobile for accrued
 Directors fee payable                 $       7,000   $      10,000   $         -
                                       ==============  ==============  ==============
Marketable security written off as
 Worthless                             $         -     $       7,296   $         -
                                       ==============  ==============  ==============

Disclosure of Accounting Policy: For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an initial Maturity of three (3) months or less to be cash equivalents.

The Accompanying Notes Are An Integral Part Of These Financial Statements

                          THUNDER MOUNTAIN GOLD, INC.
                               Spokane, Washington
                  Statement Of Changes In Stockholders' Equity
              For the Years Ended December 31, 2000, 1999, and 1998

                                                 Accumulated
                  Common Stock       Additional  Other                      Retained
              ---------------------  Paid-In     Comprehensive  Treasury    Earnings/
                Shares    Amount     Capital     Income         Stock       (Deficit)      Total
              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Balances at
Jan. 1, 1998   9,727,852  $ 486,392  $  254,222  $     200,533  $  (24,200) $  (19,931) $   897,016
              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Reacquisition
  of stock                                                                                -

Unrealized
 loss in
 marketable
 securities                                           (26,895)                             (26,895)
Net loss-1998                                                                 (125,684)   (125,684)
                                                                                         ----------
Comprehensive
 (Loss)                                                                                   (152,579)
              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Balances at
Dec. 31, 1998  9,727,852    486,392     254,222        173,638     (24,200)  (145,615)     744,437
              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Unrealized
 loss  in
 Marketable
 securities                                           (24,030)                             (24,030)
Net Income-1999                                                                37,050       37,050
                                                                                        -----------
Comprehensive
 Income                                                                                     13,020
              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Balances at
Dec. 31, 1999  9,727,852    486,392     254,222        149,608     (24,200)   (108,565)    757,457
              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Unrealized
 loss in
 Marketable
 Securities                                           (196,873)                           (196,873)
Net Loss-2000                                                      (97,602)                (97,602)
                                                                                        -----------
Comprehensive
 (Loss)                                                                                   (294,475)
              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Balances  at
Dec. 31, 2000  9,727,852  $ 486,392  $  254,222  $     (47,265) $  (24,200) $ (206,167) $  462,982
              ==========  =========  ==========  =============  ==========  ==========  ===========










The Accompanying Notes Are An Integral Part Of These Financial Statements

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

Accounting  Policies

     Marketable securities are stated at their fair market value. The market value is based on quoted market prices or other fair value estimates provided by third party portfolio managers. Current marketable securities had an aggregate cost of $278,278 at December 31, 2000. A negative valuation allowance in the amount of $46,355 has been recorded to adjust the carrying amount of the portfolio to market value.

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

                           THUNDER MOUNTAIN GOLD, INC.
                               Spokane, Washington
                          Notes To Financial Statements

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Earnings  Per  Share

     We compute basic earnings per common share by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by including all dilutive potential common shares such as stock options. Dilutive potential common shares were 9,727,852 in 2000, 9,727,852 in 1999, and 9,727,852 in 1998. No adjustment to reported  net  income  is  required  when  computing diluted earnings per share.

NOTE  2  -  INVESTMENTS

Investments  consist  of  the  following:
                                     Carrying                       Market
                                       Value           Cost          Value
                                  --------------  --------------  --------------
December  31,  2000:
  Current Investments             $     231,923   $     278,277   $     231,923
  Other Investments                         170           1,080             170
                                  --------------  --------------  --------------
Total                             $     232,093   $     279,357   $     232,093
                                  ==============  ==============  ==============

December  31,  1999:
  Current Investments             $     510,158   $     359,639   $     510,158
  Other Investments                         170           1,080             170
                                  --------------  --------------  --------------
Total                             $     510,328   $     360,719   $     510,328
                                  ==============  ==============  ==============

December  31,  1998:
  Current Investments             $     451,726   $     277,178   $     451,726
  Other Investments                         170           1,080             170
                                  --------------  --------------  --------------
Total                             $     451,896   $     278,258   $     451,896
                                  ==============  ==============  ==============


     At December 31, 2000, 1999, and 1998 the current investment portfolios included gross unrealized losses of $46,355 and gross unrealized gains of $150,518 and $174,548, respectively. The non-current included gross unrealized losses of $910, $910 and $910, respectively.

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

     During 1988, the Company acquired an area of approximately 7,300 acres in Elko, Eureka, and Lander Counties, Nevada, pursuant to an agreement entered into with the Company's consulting geologist, a stockholder of the Company. Under this agreement, the Company has issued 100,000 shares of its restricted common stock for legal title to approximately 400 mining claims.

                           THUNDER MOUNTAIN GOLD, INC.
                               Spokane, Washington

                          Notes To Financial Statements

NOTE  3  -  MINING  CLAIMS  AND  OPERATING  AGREEMENT  (CONTINUED)

     In April, 1990, the Company entered into a mining lease agreement with the Vancouver, BC, Canada, based Equinox Resources, Ltd. Equinox, in turn, assigned the lease to Amax Gold Exploration, Inc. of Reno, Nevada. Amax performed exploration work in excess of $100,000 that consisted primarily of drilling approximately 4,000 feet of holes.

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

NOTE  4  -  MINING  PROPERTY  LEASES

     In August 1981, the Company entered into a two-year option with two groups of its major stockholders regarding various patented and unpatented claims known as the "Bull" and "L" groups of claims. Under the option, the Company had the right, for a two-year period, to enter into a lease with those individuals to do exploration and development work on the properties. The options were exercised, and two identical leases were executed on February 2, 1982. The lease terms provide that the Company will do all assessment work, pay all taxes, and pay to the lessors, 3% of defined net smelter returns with a minimum annual advance royalty of $15,000 on each lease. During 1987, the existing leases were modified to reduce the minimum annual advance royalties to $7,500 on each lease, beginning in 1988. During 1990, the existing leases were further modified to reduce the minimum annual advance royalties to $1.00 per contract beginning in 1990.

     On August 28, 1992 one million shares of Thunder Mountain Gold, Inc., restricted stock was issued to Dewey Mining Co., and Sunnyside Consolidated Mining Co., as tenants in common, in exchange for a mining contract on the DEWEY & THUNDER MOUNTAIN GOLD properties, situated in Valley County, Idaho. The shares were issued at par value of $.05 per share.

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


NOTE  5  -  INCOME  TAXES

     The  components  of  the  income  tax  (provision)  benefit are as follows:

                              2000          1999           1998
                           ----------     ----------     ---------

Currently  Payable:
               State       $      -0-     $     -0-     $     -0-
               Federal            -0-           -0-           -0-
                           ----------     ---------     ---------
        Total  Current     $      -0-     $     -0-     $     -0-
                           ----------     ---------     ---------

Deferred  Benefit:
               State              -0-           -0-           -0-
               Federal            -0-           -0-           -0-
                           ----------     ---------     ---------

Tax  Effect  Of  Net
Operating  Loss  Carry-
            forward               -0-           -0-           -0-
                           ----------     ---------     ---------

    Net  Income  Taxes     $      -0-     $     -0-     $     -0-
                           ==========     =========     =========

                           THUNDER MOUNTAIN GOLD, INC.
                               Spokane, Washington
                          Notes To Financial Statements

NOTE  5  -  INCOME  TAXES  (CONTINUED)

     The causes of the difference between the provision (benefit) for income taxes at the federal statutory rate and that shown in the statements of operations are summarized as follows:

                                       2000          1999           1998
                                    ----------     ----------     ---------

Tax  at  statutory  rate            $    -0-       $    -0-       $   -0-
Surtax  exemption                        -0-            -0-           -0-
Dividends  received  exclusion           -0-            -0-           -0-
Long-term  capital  loss                 -0-            -0-           -0-
State  tax  benefit                      -0-            -0-           -0-
Benefit  of  net  operating  loss
  carryback to prior years at
  other than the statutory rate          -0-            -0-           -0-
Other                                    -0-            -0-           -0-
                                    ----------     ----------     ---------
               Total               $     -0-       $    -0-       $   -0-
                                    ==========     ==========     =========

     At December 31, 2000, the Company has $358,596 in net operating loss carry forward which may be used to offset taxable income generated by operations, which will begin expiring in 2004. The Company also has a general business tax credit carryover in the amount of $1,283, which may be used to offset future federal income tax liabilities. This credit will expire in 2004. The Company also has a foreign tax credit in the amount of $343, which may be used to offset future federal income tax liabilities.

NOTE  6  -  MARKETABLE  SECURITIES

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 establishes generally accepted accounting principles for the financial accounting and measurement and disclosure principles for (1) investments in equity securities that have readily determinable fair market value and (2) all investments in debt securities. The change had no effect on prior years' results. All of the marketable securities held by THUNDER MOUNTAIN GOLD, INC., consist of securities "available-for-sale", as defined by SFAS No. 115. The method used in computing realized gains and losses is the specific identification method.

                           THUNDER MOUNTAIN GOLD, INC.
                               Spokane, Washington
                          Notes To Financial Statements

NOTE  6  -  MARKETABLE  SECURITIES  (CONTINUED)

     The following information is as of December 31, 2000, 1999 and 1998:

                                        2000           1999           1998
                                  --------------  --------------  --------------

Aggregate fair value of
  marketable securities           $     231,923   $     510,158   $     451,726
Gross unrealized holding gains          (32,808)       (184,798)       (214,270)
Gross unrealized holding losses          79,163          34,279          39,722
                                  --------------  --------------  --------------
Amortized cost basis              $     278,278   $     359,639   $     277,178
                                  ==============  ==============  ==============

     Changes in current marketable securities for the twelve months ended December 31, 2000, 1999, and 1998 are as follows:

                                        2000           1999           1998
                                  --------------  --------------  --------------

Cost, as of January 1,            $     359,639   $     277,178   $     318,939
Purchase of shares                          -            70,680             -
Sales of shares                         (95,380)            -           (56,578)
Dividends and capital
  gains reinvested                       14,019          11,781          14,817

Unrealized gain, (loss) as
   of December 31,                      (46,355)        150,519         174,548
                                  --------------  --------------  --------------
Fair market value, as of
  December 31,                    $     231,923   $     510,158   $     451,726
                                  ==============  ==============  ==============

        INDEPENDENT ACCOUNTANTS' REPORT ON FINANCIAL STATEMENT SCHEDULES
        ----------------------------------------------------------------




The  Board  of  Directors
Thunder  Mountain  Gold,  Inc.
Spokane,  Washington


Our report on the financial statements of Thunder Mountain Gold, Inc., is included in the Form 10-KSB and covers the financial statements for December 31, 2000, listed under Item 14(a)(1) of this Form 10-KSB. In connection with our audit of such financial statements, we have also audited the related financial statement schedules for December 31, 2000 listed under Item 14(a)(2) of this Form 10-KSB.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly the information required to be included therein.



/s/ Robert Moe & Associates, P.S.

ROBERT  MOE  &  ASSOCIATES,  P.S.

Spokane,  Washington
March  21,  2001

                       THUNDER MOUNTAIN GOLD, INC.
             SCHEDULE 1 - MARKETABLE SECURITIES - OTHER INVESTMENTS
                 For the Years Ended December 31, 2000 and 1999

                                          December 31, 2000
                            -----------------------------------------------------
COLUMN A                    Column B      Column C      Column D      Column E
                            ------------  ------------  ------------  -----------
                                                                      Amount at
                                                                      Which
                                                                      Issue is
                                                          Market      on Carried
                            Number of     Cost of         Value       on Balance
ISSURER                     Shares        Shares          Shares      Sheet
--------------------------  ------------  ------------  ------------  ------------
ML  Global  Growth
Class B Mutual Fund               2,794   $    44,266   $    35,405   $    35,405

Munder Future Technology
Class B  Mutual Fund              3,361        40,005        29,311        29,311

Pioneer Growth Shares
Class B Mutual Fund               2,169        42,151        35,387        35,387

AIM Value Fund
Class B Mutual Fund               2,968        43,502        35,439        35,439
          Class  B

Mass Investors  Growth
  Stock Fund
Class B Mutual Fund               2,496        46,917        40,187        40,187

Barrick Gold Corporaiton
Common Shares                     3,000        16,332        49,140        49,140

Midas Gold
Common Shares                     8,396        45,104         7,054         7,054
--------------------------  ------------  ------------  ------------  ------------
                                  25,184  $   278,277   $   231,923   $   231,923
                            ============  ============  ============  ============
Non  -  Current:
Other  stock  ownership
in inactive companies
Common Shares                    164,500   $    1,080   $       170   $       170
--------------------------  ------------  ------------  ------------  ------------
Totals                           164,500   $    1,080   $       170   $       170
                            ============  ============  ============  ============

                       THUNDER MOUNTAIN GOLD, INC.
             SCHEDULE 1 - MARKETABLE SECURITIES - OTHER INVESTMENTS
                 For the Years Ended December 31, 2000 and 1999

                                          December 31, 1999
                            -----------------------------------------------------
COLUMN A                    Column B      Column C      Column D      Column E
                            ------------  ------------  ------------  -----------
                                                                      Amount at
                                                                      Which
                                                                      Issue is
                                                          Market      on Carried
                            Number of     Cost of         Value       on Balance
ISSURER                     Shares        Shares          Shares      Sheet
--------------------------  ------------  ------------  ------------  ------------

Current:
Colonial Utilities Fund
  Class A  Money Fund          12,904     $  160,267    $  281,576    $  281,576

Barrick Gold Corporation
Common Shares                   4,000         21,776        78,000        78,000

Freeport McMoRan Cop & Gld A
  Common Shares                 8,204         42,734        79,472        79,472

Dakota Mining
  Common Shares                 1,819          7,296           -             -
Midas Gold
  Common Shares                 8,396         45,104        12,678        12,678
                            ------------  ------------  ------------  ------------

                               35,323     $  277,178    $  451,726    $  451,726
                            ============  ============  ============  ============
Non - Current:
Other stock ownership
in inactive companies
  Common Shares               164,500     $    1,080    $      170    $      170
                            ------------  ------------  ------------  ------------
Totals                        164,500     $    1,080    $      170    $      170
                            ============  ============  ============  ============

                         THUNDER MOUNTAIN GOLD, INC.
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
              For the Years Ended December 31, 2000, 1999, and 1998

Column A                   Column B      Column C      Column D     Column E     Column F
-------------------  ------------  ------------  ------------  ------------  ------------
                     Balance at                                Other         Balance at
                     Beginning     Additions                   Changes       End Of
Description          Of Period     At Cost       Retirements   Add (Deduct)  Period
-------------------  ------------  ------------  ------------  ------------  ------------
Year ended December
  31,  2000:
Mining equipment     $     5,477                                             $     5,477
Office equipment           7,141                                                   7,141
Automotive                21,893                     (21,893)(3)                     -
Mining Claims            461,934         5,000                                   466,934
-------------------  ------------  ------------  ------------  ------------  ------------
Totals               $   496,445   $     5,000   $   (21,893)  $       -     $   479,552
                     ============  ============  ============  ============  ============

Year ended December
  31,  1999:
Mining equipment     $     5,477                                             $     5,477
Office equipment           6,547           594(1)                                  7,141
Automotive                47,436                    (25,543)(2)                   21,893
Mining Claims            461,934                                                 461,934
-------------------  ------------  ------------  ------------  ------------  ------------
Totals               $   521,394   $       594   $   (25,543)  $       -     $   496,445
                     ============  ============  ============  ============  ============

Year ended December
  31,  1998:
Mining equipment     $     5,477                                             $     5,477
Office equipment           6,547                                                   6,547
Automotive                47,436                                                  47,436
Mining Claims            461,934                                                 461,934
-------------------  ------------  ------------  ------------  ------------  ------------
Totals               $   521,394   $       -     $       -     $       -     $   521,394
                     ============  ============  ============  ============  ============

(1)     Purchase  of  copier.
(2)     Exchange of 1996 Subaru to Jim Collord Sr. in lieu of director fees.
(3)     Exchange of 1992 Suburban to E. James Collord in lieu of director fees.

                          THUNDER MOUNTAIN GOLD, INC.
              SCHEDULE V1 - ACCUMULATED DEPRECIATION, DEPLETION AND
                     AMORTIZATION OF PROPERTY AND EQUIPMENT
              For the Years Ended December 31, 2000, 1999, and 1998

Column A                   Column B      Column C      Column D     Column E     Column F
-------------------  ------------  ------------  ------------  ------------  ------------
                     Balance at                                Other         Balance at
                     Beginning     Additions                   Changes       End Of
Description          Of Period     At Cost       Retirements   Add (Deduct)  Period
-------------------  ------------  ------------  ------------  ------------  ------------

Year ended December
  31,  2000:
Mining equipment     $     5,477                                              $    5,477
Office equipment           6,601   $       255                                     6,856
Automotive                17,842         1,575       (19,417)                        -
Mining Claims            228,229                                                 228,229
-------------------  ------------  ------------  ------------  ------------  ------------
Totals               $   258,149   $     1,830   $   (19,417)  $       -     $   240,562
                     ============  ============  ============  ============  ============


Year ended December
  31,  1999:
Mining equipment     $     5,477                                              $    5,477
Office equipment           5,806   $       795                                     6,601
Automotive                26,671         3,350       (12,179)                     17,842
Mining Claims            228,229                                                 228,229
-------------------  ------------  ------------  ------------  ------------  ------------
Totals               $   266,183   $     4,145   $   (12,179)  $       -     $   258,149
                     ============  ============  ============  ============  ============

Year ended December
  31,  1998:
Mining equipment     $     5,477                                              $    5,477
Office equipment           5,524   $       282                                     5,806
Automotive                22,146         4,525                                    26,671
Mining Claims            228,229                                                 228,229
-------------------  ------------  ------------  ------------  ------------  ------------
Totals               $   261,376   $     4,807   $      -      $       -     $   266,183
                     ============  ============  ============  ============  ============

(1) Depreciation is calculated using the accelerated depreciation methods with useful lives of three to seven years.
(2)     Depletion  is  computed  using  the  units  of  production  method.

ITEM  8:  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     During the year ended December 31, 2000 there were no disagreements between
the  Company  and  its     independent  certified  public accountants concerning
accounting  and  financial  disclosure.

                                    PART III

ITEM  9:  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

(a)     Identification  of  Directors:

E. James Collord, Age 53 - President and Director - Mr. Collord has been an officer and Director of the Registrant since 1978.

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

(c)     FAMILY  RELATIONSHIPS

  Dr. Robin S. McRae is the cousin of E. James Collord, the President of the Registrant.

(d)     BUSINESS  EXPERIENCE

E. James Collord has a Masters of Science degree in exploration geology from the Mackay School of Mines, University of Nevada. He has been a mining professional since 1973, employed as a mill construction superintendent, exploration geologist, mine construction and reclamation manager, and in environmental and lands management. He is currently actively employed as Environmental and Land Superintendent at a large gold mine near Elko, Nevada.

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

Pete Parsley has a Masters in Science degree in geology form the University of Idaho. He has been a mining professional since 1985 with experience in gold exploration, mine development, construction, reclamation, and environmental compliance and permitting. He has been associated with the Thunder Mountain project since 1985.

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

(g)     PROMOTERS  AND  CONTROL  PERSONS

     Not  applicable

ITEM  10:  EXECUTIVE  COMPENSATION

(a)     CASH  COMPENSATION

     None of the executive officers or Directors received $50,000 or more during 2000.

     All officers and Directors, of which there were five* at various times during 2000, received the sum of
     $40,000  distributed  as  follows:

     E.  James  Collord          Vice  President/Director          $12,000*
     Robin  S.  McRae            Secretary/Treasury                $10,000
     Ron  Yanke                  Director                    No compensation
     Pete  Parsley               Director/Project  Manager         $ 5,000

-     Note:  Includes  $7,000  value of company owned vehicle transferred to Mr.
Collord  in  lieu  of  second  half  director's  fee  payment.

(b)       BONUSES  AND  DEFERRED  COMPENSATION:

Budgeted  Arrangements  (in  2001):

     E.  James  Collord          $10,000
     Robin  S.  McRae            $10,000
     Ron  Yanke                    None
     Pete  Parsley               $10,000

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


ITEM  11:  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

(a)     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

The following are known to the Registrant to be the beneficial owners of more than five percent (5%) of the Registrant's voting securities:

Common  Stock   Ronald  C.  Yankee          1,883,525 shares of          19.36%
                P.O. Box 5405,              record and beneficially
                Boise, ID 83715

(b)     THE  SECURITY  HOLDINGS  OF  MANAGEMENT  ARE  AS  FOLLOWS

Common  Stock   Ellis  J.  Collord            239,250 shares of           2.46%
                                            record  and  beneficially

Common  Stock   Dr.  Robin  S.  McRae          91,955 shares of            .95%
                                            record and beneficially
Total of all Officers and Directors:           61,205 shares of           6.29%
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

(c)     INDEBTEDNESS  OF  MANAGEMENT

No Director or executive officer or nominee for Director, or any member of the immediate family of such has been indebted to the Company during the past year.

(d)     TRANSACTIONS  WITH  PROMOTERS

     Not  Applicable

                                     PART IV

ITEM  13:  EXHIBIT,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM 8-K

(a)     FINANCIAL  STATEMENTS

     Included  in  Part  II  of  this  report.

(  b)   REPORTS  ON  FORM  8-K

No  reports  on  Form  8-K  were  filed  during  the  last  calendar  year 2000.



SIGNATURES

Pursuant to the requirements of Section 143 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.




THUNDER  MOUNTAIN  GOLD,  INC.

    /s/ James Collord
By  __________________________________
E.  James  Collord
President  and  Director
Chief  Executive  Officer
Date:  March 30, 2001

Pursuant  to  the  requirements of the Securities Act of 1934 this report signed
below  by  the  following  person on   behalf  of  the  Registrant  and  in  the
capacities on the date indicated.



    /s/ Robin S. McRae
By  ____________________________________
Robin  S.  McRae
Secretary/Treasurer and
Director and Chief Financial
Accounting Officer
Date:  March 30, 2001