Form 10QSB
period 2000-03-31
THUNDER MOUNTAIN GOLD INC
filed 2001-05-14
CIK 711034

SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  D.C.  20549

                                 FORM  10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For  the  quarterly  period  ended  March  31,  2001

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

Check  whether the issuer (1)  filed  all  reports  required  to  be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past
90  days.                   Yes    (X)    No    ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,727,852

Transitional Small Business Disclosure  Format (check one): Yes  ( )  No  (X)

                        THUNDER  MOUNTAIN  GOLD,  INC.
                               FORM  10-QSB
             FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2001

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

THUNDER  MOUNTAIN  GOLD,  INC.
(Registrant)

By:  /s/  E.  James  Collord
    -----------------------------------             Date:  May 14,  2001
E.  James  Collord
President  and  Director
Chief  Executive  Officer

By:  /s/  Robin  S.  McRae
    -----------------------------------             Date:  May 14,  2001
Robin  S.  McRae
Secretary/Treasurer  and
Director  and  Chief  Financial
Accounting  Officer