Form 10QSB
period 2001-09-30
THUNDER MOUNTAIN GOLD INC
filed 2001-11-14
CIK 711034

SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  D.C.  20549

                                 FORM  10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For  the  quarterly  period  ended September 30,  2001

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

Transitional Small Business Disclosure  Format (check one): Yes  ( )  No  (X)

                        THUNDER  MOUNTAIN  GOLD,  INC.
                               FORM  10-QSB
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,  2001

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

THUNDER  MOUNTAIN  GOLD,  INC.
(Registrant)

By:  /s/ James Collord
    -----------------------------------             Date: November 14,  2001
E.  James  Collord
President  and  Director
Chief  Executive  Officer

By: /s/ Robin S. McRae
    -----------------------------------             Date: November 14,  2001
Robin  S.  McRae
Secretary/Treasurer  and
Director  and  Chief  Financial
Accounting  Officer