Form 10KSB
period 2001-12-31
THUNDER MOUNTAIN GOLD INC
filed 2002-04-30
CIK 711034

SECURITIES AND EXHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For  the  fiscal  year  ended:  December 31, 2001
                           Commission  File #001-08429

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

                                 (509) 535-6092
                       (Telephone  Number  of  Registrant)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

Title  of  each  Class                         Name  of  Exchange
                                               on  which  Registered
-------------------------                      ------------------------
$0.05  par  Value  Common                                None
Non-Assessable  Stock

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  None

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is met contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ] Not Applicable [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2001 was $289,325. This figure is based on estimated bid price of $0.04.

Issued  and  outstanding  common  capital  stock  as  of  December  31,  2001.

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

The Company was originally incorporated with the goal to consolidate, explore and to develop (or seek a larger mining company to develop under an arrangement favorable to the Company) its primary property located in the Thunder Mountain Mining District in central Idaho. A number of exploration companies had conducted exploration activities on the Company's claims prior to and subsequent to incorporation, including Homestake Mining, Nevex Ltd., Placer Amex, Superior Mining, Phillips Petroleum and Coeur 'd Alene Mines.

The Company's precious metal property at Thunder Mountain ultimately was placed into operation in 1986 by Coeur 'd Alene Mines with production from the Sunnyside Deposit reported at 85,000 ounces of gold and 116,000 ounces of silver. Coeur 'd Alene ceased production in 1990 and relinquished their lease on the claims. Subsequently the area was leased to and explored by several other exploration/mining companies, including Kennecott and USMX/Dakota Mining. A joint venture between the Company and Dewey Mining unified the mining district during this period, and USMX/Dakota Mining expended approximately $5 million to explore the district and define a measured mineral resource1 of 5,390,000 tons averaging 0.047 ounces per ton gold (using a then-current gold price of $400 per ounce) hosted in a volcanic caldera sequence on the Dewey property. Bankruptcy by Dakota Mines provided an opportunity for the Company and Dewey Mining to acquire the consolidated district for future development. USMX/Dakota Mining had initiated an Environmental Impact Statement and other permitting requirements to develop the measured mineral resource, and the Company and Dewey Mining continued these efforts for a period of time.

During 2000, the Company and Dewey Mining entered into an Option Agreement with Trust for Public Lands to purchase the consolidated mining district. The Trust for Public Lands is a nonprofit organization dedicated to the preservation of nature for human enjoyment and well being. The Thunder Mountain Mining District is located on a "cherry-stem" within the Frank Church River of No Return Wilderness that was specifically outlined to allow continued development of the historic mining area. Due to its location, the Company's land position is a candidate for purchase by the United States Forest Service through the Land and Water Conservation Funds. The Option recognizes a minimum acceptable value for the measured mineral resource and real property, and if this is not met, the Company maintains the ability to continue development of the property. All permitting efforts have been, for the time being, placed on hold pending the completion of the initial appraisal. The Option Agreement has been extended beyond the original specified timeframe due to delays in securing an appraiser. It is anticipated that the initial appraisal review will be completed by mid-2002.

The Company also conducted minimal exploration for precious minerals outside of the Thunder Mountain Mining District in the western states during 2001. A platinum group metals exploration level property in Nevada was maintained during the year.

1A measured mineral resource is that part of a mineral resource for which quantity, grade or quality, densities, shape, physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters to support production planning and evaluation of the economic viability of the deposit.

PRECIOUS  MINERALS  PROPERTIES
------------------------------

THUNDER  MOUNTAIN  AND  DEWEY  MINING  COMPANY  JOINT  VENTURE  LAND  POSITION:

1. The Registrant and Dewey Mining Company, through their joint venture agreement, own outright a total of 50-patented lode-mining claims (735.5 acres total) and 272 unpatented lode claims (5,245 acres total). With the exception of one small claim block within the Frank Church River of No Return Wilderness (their location pre-dated the wilderness designation), all of the claims are within the "cherry-stem" that forms a corridor into the wilderness. Mineral development within this cherry-stem is subject to the same regulatory stipulations as the United States Forest Service managed land surrounding the wilderness. Some of the Registrants claims within the cherry stem are partially within the wilderness area, but these were, for the most part, located as protection of the land position more central to the cherry-stem that either has mineral resources or exploration potential.

2. The Registrant has lease with an option to purchase on 4 patented and 40 unpatented lode claims in the Goodsprings Mining District in Clark County, Nevada. Platinum, palladium and gold have historically been produced in the area, and the land position was secured because of its exploration potential. Efforts are ongoing to interest a larger platinum group metals exploration company in the holdings.

THUNDER  MOUNTAIN  AND  DEWEY  MINING  COMPANY  JOINT  VENTURE  LAND  POSITION:
-------------------------------------------------------------------------------

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

ITEM  3:  LEGAL  PROCEEDINGS.

     The Company, along with other impacted entities, including companies, municipalities and various irrigation districts, has been involved in a legal protest against the Federal Government's claims for certain reserved water rights for Wild and Scenic Rivers Act purposes. The matter is in the Idaho State District Court assigned to handle the Snake River Basin water rights adjudication. A settlement has been tentatively reached that is favorable to the Company, and will be a settlement that would maintain sufficient vested and future water rights appropriation for any mining and processing operation. These water rights would also be a valuable part of the ongoing appraisal process by Trust for Public Lands.

     The  Registrant is involved in no civil rights negotiations or proceedings.

ITEM  4:  SUBMISSION  OF  MATTERS  TO  VOTE  ON  SECURITY  HOLDERS.

     No matters were submitted to vote of the Registrant's security holders during 2001.

                                     PART 11

ITEM  5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)     MARKET  INFORMATION.

The common stock of the Registrant is traded over-the-counter in Spokane, Washington and its bid and asked prices are quoted on a daily basis by the Spokane Quotation Service, Spokane, Washington.

The bid prices for the Registrant's stock for the years 2001 and 2000 were as follows:

2000                       HIGH               LOW
                         --------          ---------
First  Quarter            $ 0.10            $ 0.04
Second  Quarter           $ 0.10            $ 0.10
Third  Quarter            $ 0.10            $ 0.10
Fourth  Quarter           $ 0.10            $ 0.10

2001                       HIGH               LOW
                         --------          ---------
First  Quarter            $ 0.10           $ 0.03
Second  Quarter           $ 0.08           $ 0.04
Third  Quarter            $ 0.08           $ 0.05
Fourth  Quarter           $ 0.05           $ 0.03

(b)     APPROXIMATE  NUMBER  OF  EQUITY  SECURITY  HOLDERS:

Title  of  Class                 No.  of  Record  Holders
----------------------------     ------------------------------------
$0.05  Par  Value                2,250  as  of  December  31,  2001
Common Stock Non-Assessable

(c)     DIVIDEND  HISTORY  AND  RESTRICTIONS

The Registrant has not paid any dividends, and does not plan to do so in the foreseeable future as it plans to use its capital to finance the search for additional mineral properties of potential commercial value.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

(a)     FULL  FISCAL  YEAR.

Liquidity: The Company has a positive cash-position and has invested funds in a cash management mutual fund. The Company's cash and liquid assets are considered adequate to meet its current and foreseeable obligations. The market value of some of the stock mutual funds decreased substantially during 2001, representing a significant loss.

Expenses for the ensuing year will be incurred for continued search and exploration for additional properties, and for management fees and administrative costs. The Company's required claim maintenance will be paid for its unpatented claims by the Company. It is anticipated that Directors and managerial fees will be minimal during the upcoming year due to the low cash position of the Company. Please refer to the financial statements for additional  costs  and  expenditures  and  other  financial  information.

Capital Resources: The Company presently does not intend to make any capital expenditures from its funds. The Company also does not presently have any plans to raise capital through debt or equity financing.

Results of Operations: The Company had no production from operations for 2001. Although additional production units are likely, it is impossible to predict with any certainty when and where the next production unit will be developed. For that reason, it is impossible to predict the future production units.

The Company entered into a purchase option agreement with Trust for Public Lands
(TPL) in 2000. Appraisal work commenced late in 2001 and a preliminary appraisal should be completed by mid-2002. The agreement with TPL provides them with an option to acquire both the Company's and Dewey Mining Company's land and mineral position in the Thunder Mountain Mining District, subject to an appraised amount that is acceptable to both entities. The appraisal will value both the private land, unpatented mining claims, mineral value of the defined resource, mineral potential of the Company's holdings, timber, and water rights. The purchaser of the properties would be the United State Forest Service, brokered through TPL. In the event that the appraised amount is acceptable, the Company may determine that it would be in the best interests of the shareholders to move ahead with the sale. The appropriate shareholder approvals would be solicited. If the properties are sold, it is possible that some of the proceeds could be forthcoming late in 2002.

There  were  no  revenues  generated  by  the  Company  in  2001.

ITEM  7:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA





                           THUNDER MOUNTAIN GOLD, INC.
                         (An Exploration Stage Company)

                               FINANCIAL STATEMENT
                                       AND
                      REPORT  OF  INDEPENDENT  AUDITORS

                                DECEMBER 31, 2001







                           THUNDER MOUNTAIN GOLD, INC.
                         (An Exploration Stage Company)


                        INDEX TO THE FINANCIAL STATEMENTS


CONTENTS


Report  of  Independent  Auditors                                     1

Balance  Sheet  at  December  31,  2001  and  2000                    2

Statement  of  Operations  for  the  Years  Ended
     December  31,  2001,  2000,  and  1999                           3

Statement  of  Cash  Flows  for  the  Years  Ended
     December  31,  2001,  2000,  and  1999                           4

Statement  of  Changes  in  Stockholders'  Equity  for  the
     Years  Ended  December  31,  2001,  2000,  and  1999             5

Notes  to  Financial  Statements                                    6-9

Report  of  Independent  Auditors  on  Supplemental  Schedules       11


Supplemental  Schedules                                           12-16

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


Board  of  Directors
Thunder  Mountain  Gold,  Inc.
Spokane,  Washington

    We have audited the accompanying Balance Sheets of Thunder Mountain Gold, Inc., (An Exploration Stage Company) as of December 31, 2001 and 2000, and the related Statements of Operations, Cash Flows and Changes in Stockholders' Equity for each of the three years ended December 31, 2001, 2000, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thunder Mountain Gold, Inc., (An Exploration Stage Company) as of December 31, 2001 and 2000, and the results of its operations, cash flows and changes in stockholders' equity for each of the three years ended December 31, 2001, 2000 and 1999,in conformity with accounting principles generally accepted in the United States of America.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    As discussed in Note 3 to the financial statements, the financial statements for the years ended December 31, 2000, 1999, and 1998, have been restated to reflect the expensing of mining claims.

/s/ MOE  O'SHAUGHNESSY  &  ASSOCIATES,  P.S.


April  24,  2001
Spokane,  Washington

THUNDER  MOUNTAIN  GOLD,  INC.
(An  Exploration  Stage  Company)

Balance  Sheet
December  31,  2001  and  2000


ASSETS

                                                  2001          2000
                                              ------------  ------------
                                                            (Restated -
                                                            See NOTE 3)
CURRENT  ASSETS:
     Cash  and Cash Equivalents               $     5,275   $     7,599
     Prepaid  Expenses                                300           300
     Investments                                   84,142       231,923
                                              ------------  ------------
          Total  Current  Assets                   89,717       239,822
                                              ------------  ------------

INVESTMENTS  -  Non-Current                           170          170
                                              ------------  ------------

PROPERTY  AND  EQUIPMENT:
     Office  Equipment                              7,141         7,141
     Mining  Claims                                   -             -
                                              ------------  ------------
          Total  Property  and  Equipment           7,141         7,141
     Less:  Accumulated  Depreciation               6,970         6,856
                                              ------------  ------------
          Net  Property  and  Equipment               171           285
                                              ------------  ------------

TOTAL  ASSETS                                 $    90,058   $   240,277
                                              ============  ============
























The accompanying notes are an integral part of these financial statements.

THUNDER  MOUNTAIN  GOLD,  INC.
(An  Exploration  Stage  Company)

Balance  Sheet
December  31,  2001  and  2000


LIABILITIES  AND  STOCKHOLDERS'  EQUITY


                                                  2001          2000
                                              ------------  ------------
                                                            (Restated -
                                                            See NOTE 3)
CURRENT  LIABILITIES:
     Accounts payable                         $     9,860   $       -
     Accrued Directors and Management Fees            -          16,000
                                              ------------  ------------
               Total  Current  Liabilities          9,860        16,000
                                              ------------  ------------

STOCKHOLDERS'  EQUITY:
     Common  Stock,  $0.05  Par  Value;
          12,000,000  Shares  Authorized;
          9,727,852  and  9,727,852
          Shares  Issued  Respectively            486,392       486,392
     Additional  Paid-in  Capital                 254,222       254,222
     Less:  11,700  Shares  of  Treasury
          Stock,  At  Cost                        (24,200)      (24,200)
     Accumulated Other Comprehensive
          Income (Loss)                           (69,562)      (47,265)
     Retained  Earnings/ (Deficit)               (566,654)     (444,872)
                                              ------------  ------------
               Total  Stockholders'  Equity        80,198       224,277
                                              ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    90,058   $   240,277
                                              ============  ============























The accompanying notes are an integral part of these financial statements.

THUNDER  MOUNTAIN  GOLD,  INC.
(An  Exploration  Stage  Company)

Statement  of  Operations
For  the  Years  Ended  December  31,  2001,  2000,  and  1999

                                       2001          2000          1999
                                   ------------  ------------  ------------
                                                 (Restated -   (Restated -
                                                  See NOTE 3)   See NOTE
INCOME:
     Royalties                     $       -     $       -    $        -
                                   ------------  ------------  ------------
EXPENSES:
     Exploration and Development        74,614       134,572        24,781
     Depreciation  and  Depletion          114         1,830         4,145
     Directors'  Fees  and
     Professional  Services              6,000        18,000        25,000
     Legal  and  Accounting             14,703         6,635        12,340
     Management  and
       Administrative                    5,200         9,388        23,501
                                   ------------  ------------  ------------
          Total  Expenses              100,631       170,425        89,767
                                   ------------  ------------  ------------
(LOSS)  FROM  OPERATIONS              (100,631)     (170,425)      (89,767)
                                   ------------  ------------  ------------
OTHER  INCOME:
Interest  and  Dividend
     Income                                439        16,198         7,654
     Gain  (Loss)  on  Sale  of
       Securities  and  Assets         (21,589)       51,625       119,163
                                   ------------  ------------  ------------
                                       (21,150)       67,823       126,817
                                   ------------  ------------  ------------
INCOME  (LOSS)  BEFORE  FEDERAL
     INCOME  TAXES                   (121,781)      (102,602)       37,050
PROVISION  FOR  INCOME  TAXES:
     Tax At Statutory Rates               -              -             -
     Tax  Benefit                         -              -             -
                                   ------------  ------------  ------------

NET  INCOME  (LOSS)                   (121,781)     (102,602)       37,050

OTHER  COMPREHENSIVE  INCOME
  Net  of  Income  Tax:
  Unrealized  Holding Gain (loss)      (22,297)     (196,873)      (24,030)
                                   ------------  ------------  ------------

COMPREHENSIVE  INCOME  (LOSS)      $  (144,078)  $  (299,475)  $    13,020
                                   ============  ============  ============

EARNINGS  (LOSS)  PER  SHARE:
     Basic                         $     (0.01)  $     (0.01)  $       -
                                   ============  ============  ============
     Diluted                       $     (0.01)  $     (0.01)  $       -
                                   ============  ============  ============




The accompanying notes are an integral part of these financial statements.

THUNDER  MOUNTAIN  GOLD,  INC.
(An  Exploration  Stage  Company)


Statement  of  Cash  Flows
For  the  Years  Ended  December  31,  2001,  2000,  and  1999

                                       2001          2000          1999
                                   ------------  ------------  ------------
                                                 (Restated -   (Restated -
                                                  See NOTE 3)   See NOTE
CASH FLOWS PROVIDED (USED) BY
     OPERATING  ACTIVITIES:
     Net  Income  (Loss)           $  (121,781)  $  (102,602)  $    37,050
     Non-Cash  Expenses,  Revenues,
       Losses And Gains Included
       in  Income:
       Depreciation and Amortization       114         1,830         4,145
       Gain on sale of securities
         and assets                        -         (51,625)     (119,163)
       Loss on sale of securities
         and  assets                    21,589           -             -
       Net (Decrease) in payables       (6,140)      (11,706)       (2,993)
                                   ------------  ------------  ------------
Net Cash Flows Provided (Used)
    By  Operating  Activities         (106,218)     (164,103)      (80,961)
                                   ------------  ------------  ------------

CASH  FLOWS  PROVIDED  (USED)  BY
     INVESTING  ACTIVITIES:
     Purchase  Of  Investments         (18,622)      (14,019)     (204,886)
     Purchase Of Property
       and Equipment                       -             -            (594)
     Proceeds from Disposition
       of  Investments                 122,516       142,481       244,950
     Proceeds from Disposition
       of Assets                           -           7,000           -
                                   ------------  ------------  ------------
Net Cash Flows Provided (Used)
     By  Investing  Activities         103,894       135,462        39,470
                                   ------------  ------------  ------------

CASH  FLOWS  (USED)  BY  FINANCING
     ACTIVITIES
     Net  cash  flows  (used)  by
          financing  activities            -             -             -
                                   ------------  ------------  ------------

NET INCREASE (DECREASE) IN CASH         (2,324)      (28,641)      (41,489)

CASH  AND  CASH  EQUIVALENTS,
     BEGINNING  OF  PERIOD               7,599        36,240        77,729
                                   ------------  ------------  ------------

CASH  AND  CASH  EQUIVALENTS,
     END  OF PERIOD                $     5,275   $    7,599    $    36,240
                                   ============  ============  ============

                                             (Continued)

The accompanying notes are an integral part of these financial statements.

THUNDER  MOUNTAIN  GOLD,  INC.
(An  Exploration  Stage  Company)


Statement  of  Cash  Flows
For  the  Years  Ended  December  31,  2001,  2000,  and  1999

                                       2001          2000          1999
                                   ------------  ------------  ------------
                                                 (Restated -   (Restated -
                                                  See NOTE 3)   See NOTE

SUPPLEMENTAL  SCHEDULE  OF
  NONCASHINVESTING  ACTIVITIES

  Exchange of automobile for
    Accrued directors fee payable  $       -     $     7,000   $    10,000
                                   ============  ============  ============


  Marketable security written
    off  as  worthless             $       -     $       -     $     7,296
                                   ============  ============  ============







Disclosure  of  Accounting  Policy:
     For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three month sor less to be cash equivalents.

                                                                     (Concluded)
























The accompanying notes are an integral part of these financial statements.

THUNDER  MOUNTAIN  GOLD,  INC.
(An  Exploration  Stage  Company)
Statement  Of  Changes  In  Stockholders'  Equity
For  the  Years  Ended  December  31,  2001,  2000,  and  1999

                                                 Accumulated
                  Common Stock       Additional  Other                      Retained
              ---------------------  Paid-In     Comprehensive  Treasury    Earnings/
                Shares    Amount     Capital     Income         Stock       (Deficit)      Total
              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Balances at
Jan. 1, 1999
(Restated -
See NOTE 3)  9,727,852 $486,392  $ 254,222  $  173,638   $(24,200)  $(379,320) $ 510,732
Unrealized
lossin
Marketable
securities         -        -          -       (24,030)       -           -      (24,030)
Net loss - 1999
(Restated -
See NOTE 3)        -        -          -           -          -        37,050      37,050
                                                                               ----------
Comprehensive
Income                                                                            13,020
              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Balances at
Dec. 31, 1999
(Restated -
See NOTE 3)  9,727,852  486,392    254,222      149,608    (24,200)  (342,270)   523,752
              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Unrealized
loss in
Marketable
securities         -        -          -       (196,873)       -          -     (196,873)
Net loss - 2000
(Restated -
See NOTE 3)        -        -          -            -          -     (102,602)  (102,602)
                                                                               ----------
Comprehensive
(Loss)                                                                          (299,475)
              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Balances at
Dec. 31, 2000
(Restated -
See NOTE 3)  9,727,852  486,392   254,222       (47,265)   (24,200)  (444,872)   224,277
              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Unrealized
loss in
Marketable
securities         -        -         -         (22,297)       -          -      (22,297)
Net loss -
2001               -        -         -             -          -     (121,782)  (121,782)
                                                                               ----------
Comprehensive
(Loss)             -        -         -             -          -          -     (144,079)
              ----------  ---------  ----------  -------------  ----------  ----------  -----------
Balances at
Dec. 31,
2001        9,727,852  $ 486,392 $ 254,222  $   (69,562)  $(24,200) $(566,654)  $ 80,198
              ==========  =========  ==========  =============  ==========  ==========  ===========

The accompanying notes are an integral part of these financial statements.

                            THUNDER MOUNTAIN GOLD, INC.
                         (An Exploration Stage Company)

                          Notes To Financial Statements

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES

Business  Operations

     Thunder Mountain Gold, Inc., takes its name from the Thunder Mountain Mining District in Valley County, Idaho, where its principal lode mining claims are located.

Accounting  Policies

     Marketable securities are stated at market value. The market value is based on quoted market prices or other fair value estimates provided by third party portfolio managers.

Exploration  Costs

     Exploration  costs  are  charged  to  operations  when  incurred.

Property  and  Equipment

     Property and equipment are carried at cost. Depreciation is computed using accelerated depreciation methods with useful lives of three to seven years. Major additions and improvements are capitalized. Costs of maintenance and repairs, which do not improve or extend the life of the associated assets are expensed currently. When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income.

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


Comprehensive  Income

     In  1998,  the  Company adopted Statement of Financial Accounting Standards
(FAS) 130, "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board (FASB). The Company reports accumulated other comprehensive income as a separate component of shareowners' equity. There were no adjustments required for the deferred tax effects of the unrealized gain or loss on securities.

                           THUNDER MOUNTAIN GOLD, INC.
                         (An Exploration Stage Company)

                          Notes To Financial Statements

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Earnings  Per  Share

     The Company computes basic earnings per common share by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by including all dilutive potential common shares such as stock options. Dilutive potential common shares were 9,727,852 in 2001, 2000, and 1999. No adjustment to reported net income is required when computing diluted earnings per share.

NOTE  2  -  INVESTMENTS

Investments  consist  of  the  following:
                              Carrying                     Market
                               Value          Cost          Value
                            ------------  ------------  ------------
December  31,  2001:
  Current  Investments      $    84,142   $   152,794   $    84,142
  Other  Investments                170         1,080           170
                            ------------  ------------  ------------
Total                       $    84,312   $   153,874   $    84,312
                            ============  ============  ============
December  31,  2000:
  Current  Investments      $   231,923   $   278,277   $   231,923
  Other  Investments                170         1,080           170
                            ------------  ------------  ------------
Total                       $   232,093   $   279,357   $   232,093
                            ============  ============  ============
December  31,  1999:
  Current  Investments      $   510,158   $   359,639   $   510,158
  Other  Investments                170         1,080           170
                            ------------  ------------  ------------
Total                       $   510,328   $   360,719   $   510,328
                            ============  ============  ============

     Other investments consist of small stock holdings in several local mining companies.

NOTE  3  -  MINING  CLAIMS  AND  RESTATED  FINANCIAL  STATEMENTS

     Substantially all of the Company's patented and unpatented claims in the Thunder Mountain Mining district were obtained from major stockholders for cash or newly issued stock. The purchase price and capitalized costs of the mining claims have been written off and the financial statements for 2000, 1999, and 1998 have been restated to reflect this adjustment. The net accumulated capitalized costs charged to the income statement as an impairment loss for 1998 was $233,705 and 2000 was $5,000. No impairment loss was charged to the income statement for 1999. For additional information regarding the mining claims see
Note  5.

                           THUNDER MOUNTAIN GOLD, INC.
                         (An Exploration Stage Company)

                          Notes To Financial Statements

NOTE  4  -  INCOME  TAXES

     The Company has losses for income tax purposes and accordingly has no income tax provision.

     At December 31, 2001, the Company has $719,083 in net operating loss carry forward which may be used to offset taxable income generated by operations, which will begin expiring in 2004. The Company also has a general business tax credit carryover in the amount of $1,283, which may be used to offset future federal income tax liabilities. This credit will expire in 2004. The Company also has a foreign tax credit in the amount of $343, which may be used to offset future federal income tax liabilities.

     The net operating loss and other credits carry forward would normally result in a recorded income tax benefit. As a result of the uncertainty to continue as a going concern as described in Note 5, the income tax benefit is fully reserved and is not reflected herein.

NOTE  5  -  UNCERTAINTY  -  GOING  CONCERN

The Company's continued existence is dependent upon its ability to resolve is liquidity problems, principally by obtaining equity or debt funding, sale of the mining claims or production from the mining claims. While pursing additional funding or sale of its mining claims, the Company must continue to operate on limited cash flow generated from the sale of investments. The Company has no revenue from operations and has experienced recurring losses. Management believes that geological, geophysical, and engineering data have identified mineralized material in place on the mining claims in commercial quantities to be of value. The Company is negotiating with the United States Forest Service through the Land and Water Conservation Funds for sale of its' position regarding the mining claims.

NOTE  6  -  LITIGATION

     The Company, along with other similarly situated parties, is a protestant against the Federal Government's claims for certain reserved water rights for Wild and Scenic Rivers Act purposes. The matter is in the Idaho State District Court assigned to handle the Snake River Basin water rights adjudication. A settlement has been tentatively reached and legal counsel anticipates the settlement will be favorable to Thunder Mountain Gold, Inc.

                           THUNDER MOUNTAIN GOLD, INC.
                         (An Exploration Stage Company)


                             SUPPLEMENTAL SCHEDULES






            REPORT OF INDEPENDENT AUDITORS ON SUPPLEMENTAL SCHEDULES
            --------------------------------------------------------




The  Board  of  Directors
Thunder  Mountain  Gold,  Inc.
Spokane,  Washington


Our report on the financial statements of Thunder Mountain Gold, Inc., (An Exploration Stage Company) is included in the Form 10-KSB and covers the balance sheets as of December 31, 2001 and 2000 and the related statements of operations, cash flows and changes in stockholders' equity for each of the three years ended December 31, 2001, 2000, and 1999. In connection with our audit of such financial statements, we have also audited the related supplemental schedules, as follows:

     Schedule  I  -  Marketable  Securities  -  Other  Investments
     Schedule  V  -  Property,  Plant,  and  Equipment
     Schedule  VI -  Amortization  of  Property,  Plant,  and  Equipment

In our opinion, the supplemental schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly the information required to be included therein.




/s/ MOE  O'SHAUGHNESSY  &  ASSOCIATES,  P.S.


April  24,  2002
Spokane,  Washington

THUNDER MOUNTAIN GOLD, INC.
                         (An Exploration Stage Company)
             SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                 For the Years Ended December 31, 2001 and 2000

                                                 December 31, 2001

Column A                          Column  B     Column C      Column D      Column  E
                                                                            Amount at
                                                              Market        Which Issue
                                  Number of     Cost of       Value         is Carried on
Issuer                            Shares        Shares        Shares        Balance Sheet
-----------------  -------------  ------------  ------------  ------------  ------------
Munder Future
  Technology       Mutual Fund            799   $    18,622   $    17,757   $    17,757
  Fund  Class  B
Pioneer Growth
  Shares           Mutual Fund          2,169        42,151        28,356        28,356
  Class  B
Mass Investors
  Growth
  Stock Fund       Mutual Fund          2,496        46,917        30,051        30,051
  Class  B
Midas Gold         Common Shares        8,396        45,104         7,978         7,978
-----------------  -------------  ------------  ------------  ------------  ------------
Totals                                 13,860   $   152,794   $    84,142   $    84,142
                                  ============  ============  ============  ============

Other stock
  ownership in
  inactive
  companies        Common Shares      164,500   $     1,080   $       170   $       170
-----------------  -------------  ------------  ------------  ------------  ------------
Totals                                164,500   $     1,080   $       170   $       170
                                  ============  ============  ============  ============


THUNDER  MOUNTAIN  GOLD,  INC.
(An  Exploration  Stage  Company)
SCHEDULE  I  -  MARKETABLE  SECURITIES  -  OTHER  INVESTMENTS  (continued)
For  the  Years  Ended  December  31,  2001  and  2000

                                  December  31,  2000

Column A                          Column  B     Column C      Column D      Column  E
                                                                            Amount at
                                                              Market        Which Issue
                                  Number of     Cost of       Value         is Carried on
Issuer                            Shares        Shares        Shares        Balance Sheet
-----------------  -------------  ------------  ------------  ------------  ------------

ML Global Growth
   Class  B         Mutual Fund         2,794   $    44,266   $    35,405   $    35,405
Munder Future
 Technology         Mutual Fund         3,361        40,005        29,311        29,311
  Fund  Class  B
Pioneer Growth
  Shares            Mutual Fund         2,169        42,151        35,387        35,387
  Class  B
AIM  Value  Fund    Mutual Fund         2,968        43,502        35,439        35,439
  Class  B
Mass Investors
  Growth
  Stock  Fund       Mutual Fund         2,496        46,917        40,187        40,187
  Class  B
Barrick Gold
  Corporaiton       Common Shares       3,000        16,332        49,140        49,140
Midas  Gold         Common Shares       8,396        45,104         7,054        7,054
-----------------  -------------  ------------  ------------  ------------  ------------
Total                                  25,184   $   278,277   $   231,923   $   231,923
                                  ============  ============  ============  ============
Other stock
  ownership
  in inactive
  companies        Common Shares      164,500   $     1,080   $       170   $       170
-----------------  -------------  ------------  ------------  ------------  ------------
Totals                                164,500   $     1,080   $       170   $       170
                                  ============  ============  ============  ============

                           THUNDER MOUNTAIN GOLD, INC.
                         (An Exploration Stage Company)
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
              For the Years Ended December 31, 2001, 2000, and 1999

Column A            Column B      Column C      Column D      Column E      Column F
------------------  ------------  ------------  ------------  ------------  ------------

                    Balance at                                Other         Balance at
                    Beginning     Additions                   Changes       End Of
Description         Of Period     At Cost       Retirements   Add (Deduct)  Period
------------------  ------------  ------------  ------------  ------------  ------------
Year ended
  December 31, 2001:
Office equipment         7,141            -            -              -           7,141
------------------  ------------  ------------  ------------  ------------  ------------
Totals              $    7,141    $       -     $      -      $       -     $     7,141
                    ============  ============  ============  ============  ============

Year ended
  December 31, 2000:
Office equipment         7,141            -            -              -           7,141
     Automotive         21,893                      (21,893)(3)       -             -
------------------  ------------  ------------  ------------  ------------  ------------
Totals              $  29,034     $       -     $   (21,893)  $       -     $     7,141
                    ============  ============  ============  ============  ============

Year ended
  December 31, 1999:
  Office equipment        6,547           594(1)        -             -           7,141
  Automotive             47,436           -         (25,543)(2)                  21,893
------------------  ------------  ------------  ------------  ------------  ------------
Totals              $    53,983   $       594   $   (25,543)  $       -     $    29,034
                    ============  ============  ============  ============  ============




(1)  Purchase  of  copier.
(2)  Exchange  of  1996  Subaru  to  Jim Collord Sr. in lieu of director fees.
(3)  Exchange  of  1992 Suburban to E. James Collord in lieu of director fees.

                           THUNDER MOUNTAIN GOLD, INC.
                         (An Exploration Stage Company)
              SCHEDULE V1 - ACCUMULATED DEPRECIATION, DEPLETION AND
                     AMORTIZATION OF PROPERTY AND EQUIPMENT
              For the Years Ended December 31, 2001, 2000, and 1999

Column A            Column B      Column C      Column D      Column E      Column F
------------------  ------------  ------------  ------------  ------------  ------------

                    Balance at                                Other         Balance at
                    Beginning     Additions                   Changes       End Of
Description         Of Period     At Cost       Retirements   Add (Deduct)  Period
------------------  ------------  ------------  ------------  ------------  ------------
Year ended
  December 31, 2001:
  Office equipment        6,856   $       114           -             -     $     6,970
------------------  ------------  ------------  ------------  ------------  ------------
Totals              $     6,856   $       114   $       -     $       -     $     6,970
                    ============  ============  ============  ============  ============

Year ended
  December 31, 2000:
  Office equipment        6,601   $       255           -             -           6,856
  Automotive             17,842         1,575       (19,417)          -             -
------------------  ------------  ------------  ------------  ------------  ------------
Totals              $    24,443   $     1,830   $   (19,417)  $       -     $     6,856
                    ============  ============  ============  ============  ============

Year ended
  December 31, 1999:
  Office equipment        5,806   $       795           -             -           6,601
  Automotive             26,671         3,350       (12,179)          -          17,842
------------------  ------------  ------------  ------------  ------------  ------------
Totals              $    32,477   $     4,145   $   (12,179)  $       -     $    24,443
                    ============  ============  ============  ============  ============




(1) Depreciation is calculated using the accelerated depreciation methods with useful lives of three to seven years.

                           THUNDER MOUNTAIN GOLD, INC.
                         (An Exploration Stage Company)

                             SELECTED FINANCIAL DATA

The following is a summary of selected financial data which indicates trends in registrants financial condition and results of operations.


Selected Balance Sheet Data 2001    Year Ended December 31,
                                    -----------------------

                              2001        2000        1999        1998        1997
                           ----------  ----------  ----------  ----------  ----------
                                       Restated
Current Assets             $  89,717   $ 239,822   $ 546,491   $ 530,307   $ 659,329
Property and  Equipment          171         285       4,591      21,506     260,018
Non-Current Investments          170         170         170         170         170
Total Assets                  90,058     240,277     551,252     551,983     919,517
Current Liabilities            9,860      16,000      27,500      41,250      22,500
Stockholders' Equity          80,198     224,277     523,752     510,733     897,017


Selected  Operational  Data

Royalty Revenue                  -           -           -           -        62,500
Other Revenue and
  Gains (Losses)             (21,150)     67,823     126,817    (216,845)     24,589
Net Income  (Loss)          (121,781)   (102,602)     37,050    (359,389)     17,250
Net Income (Loss)
  per share                $   (0.01)  $   (0.01)  $     NIL   $   (0.04)  $     NIL

No  dividends  have  been  paid  by  the  Company.




























ITEM  8:  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     During the year ended December 31, 2001 there were no disagreements between
the  Company  and  its  independent  certified   public  accountants  concerning
accounting  and  financial  disclosure.

                                    PART III

ITEM  9:  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

(a)     Identification  of  Directors:

E. James Collord, Age 55 - President, General Manager and Director - Mr. Collord has been an officer and Director of the Registrant since 1978.

Robin S. McRae, Age 61 - Secretary/Treasurer and Director - Dr. McRae has been an officer and Director of the Registrant since 1978.

Pete Parsley, Age 39 - Director and Thunder Mountain Project Manager. Mr. Parsley has been a director since 1999.

Ronald  Yanke,  Age  63,  -  Director

(b)     IDENTIFICATION  OF  EXECUTIVE  OFFICERS

     This  information  is  contained  in  paragraph  (a)  above.

(c)     FAMILY  RELATIONSHIPS

Dr. Robin S. McRae is the cousin of E. James Collord, the President of the Registrant.

(d)     BUSINESS  EXPERIENCE

E. James Collord has a Masters of Science degree in exploration geology from the Mackay School of Mines, University of Nevada. He has been a mining professional since 1973, employed as a mill construction superintendent, exploration geologist, mine construction and reclamation manager, and in environmental and lands management. He is currently employed as Environmental and Land Superintendent at a large gold mine near Elko, Nevada.

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

Pete Parsley has a Masters in Science degree in geology from the University of Idaho. He has been a mining professional since 1985 with experience in gold exploration, mine development, construction, reclamation, and environmental compliance and permitting. He has been associated with the Thunder Mountain project since 1985.

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

(g)     PROMOTERS  AND  CONTROL  PERSONS

     Not  applicable

ITEM  10:  EXECUTIVE  COMPENSATION

(a)     CASH  COMPENSATION

     None of the executive officers or Directors received $50,000 or more during 2001.

     All officers and Directors at various times during 2001, received the sum of $21,000 distributed as follows:

     E.  James  Collord          Vice  President/Director          $7,000
     Robin  S.  McRae            Secretary/Treasury                $7,000
     Ron  Yanke                  Director                       No compensation
     Pete  Parsley               Director/Project  Manager         $7,000


(b)       BONUSES  AND  DEFERRED  COMPENSATION:

Budgeted  Arrangements  (in  2002):

E. James Collord:     None budgeted.  If any are paid, they will be set by Board resolution,  and would depend upon financial status of the Company at such time.

Dr.  Robin  S.  McRae:    Same

Pete  Parsley:            Same

Ron  Yanke:               Same

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


Common Stock   E.  James  Collord   519,250  shares  of              5.34%
                                    record  and  beneficially

(b)     THE  SECURITY  HOLDINGS  OF  MANAGEMENT  ARE  AS  FOLLOWS

Common Stock   E. James  Collord    519,250 shares of                5.34%
                                    record  and  beneficially

Common Stock   Dr. Robin S. McRae   91,955 shares of                  .95%
                                    record  and  beneficially

Total of all Officers
   and Directors:                   2,494,730  shares  of           25.65%
                                    record  and  beneficially

ITEM  12:  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

(a)     TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

Other than payments of compensation to the Directors of the company, there have been no other transactions with:
       Any  Director  or  executive  officer
       Any  Nominee  for  election  as  a  director
       Any immediate family member of any of the forgoing, other  than
            E. James Collord received 280,000 shares of common stock in 2001 as a gift from his mother.
       Any security holder known to the issuer to own beneficially or of record more than
       5% of the Registrant's voting securities other than transactions disclosed in ITEM 12.

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

(d)     TRANSACTIONS  WITH  PROMOTERS

     Not  Applicable

                                     PART IV

ITEM  13:  EXHIBIT,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM 8-K

(a)     FINANCIAL  STATEMENTS

     Included  in  Part  II  of  this  report.

(b)     REPORTS  ON  FORM  8-K

No  reports  on  Form  8-K  were  filed  during  the  last  calendar year  2001.

SIGNATURES

Pursuant to the requirements of Section 143 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.




THUNDER  MOUNTAIN  GOLD,  INC.

     /s/ E. James Collord
By  __________________________________          Date:  04-29-2002
      E.  James  Collord
      President  and  Director
      Chief  Executive  Officer


Pursuant  to  the  requirements of the Securities Act of 1934 this report signed
below  by  the  following  person on  behalf  of  the  Registrant   and  in  the
capacities on the date indicated.





/s/ Robin S. McRae
____________________________________             Date:  04-29-2002
Robin  S.  McRae
Secretary/Treasurer
Director  and  Chief  Financial  Accounting  Officer