Form 10KSB/A
period 2000-12-31
THUNDER MOUNTAIN GOLD INC
filed 2003-02-19
CIK 711034

Unknown;Barbara J. Ray;

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                Amendment No. 1 to

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

9,727,852  shares  of  common  $0.05  par  value  stock  non  -assessable.

No  documents  are  Incorporated  by  reference.

Transitional  small  business  disclosure  format:  Yes  [ ]  No  [X]


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2000

                                     PART 1

ITEM  1.  DESCRIPTION  OF  BUSINESS

(A)  GENERAL  DEVELOPMENT  OF  BUSINESS

<r>

The  Company was originally incorporated under the laws of the State of Idaho on

November  9,  1935  under the name of Montgomery Mines, Inc.  In April, 1978 the

Montgomery  Mines  corporation  was  obtained by a group of the Thunder Mountain property  holders  and  changed its name to Thunder Mountain Gold, Inc. with the primary  goal  to  further  explore  and  develop  their holdings in the Thunder

Mountain  Mining  District, Valley County, Idaho.  In August 1985, the Company's

shareholders  approved  an  increase  in  the authorized common stock, $0.05 par value,  from  7,500,000  shares to 12,000,000 shares.  Quotations of the bid and ask  prices  for  the  stock  are published by the Spokane Quotations Service of

Spokane,  Washington.

The  Company's primary property at Thunder Mountain was placed into operation in the  mid-1980s  by  Coeur  'd  Alene  Mines  under  a  net  profits arrangement.

Substantial  gold  and  silver  production  was  done by Coeur 'd Alene from the

Sunnyside Deposit by  open  pit mining and heap leaching.  Coeur 'd Alene ceased production  in  the early 1990s and relinquished the claims back to the Company.

Subsequently   the   property   leased  to   and  explored   by  several   other

exploration/mining  companies,  including  Kennecott  and USMX/Dakota Mining.  A joint  venture  between the Company and Dewey Mining unified the mining district during  this period, and USMX/Dakota Mining expended approximately $5 million to explore  the  district and define a significant measured mineral resource on the

Dewey  property.  Bankruptcy  by  Dakota  Mines  provided an opportunity for the

Company  and  Dewey  Mining  to  acquire  the  consolidated  district for future

development.   USMX/Dakota   Mining   had   initiated  an  Environmental  Impact

Statement  (EIS),  additional baseline studies and other permitting requirements to  place  the  Dewey  deposit  into  production.  The  Company  continued these activities to a limited extent.

During  2000, the Company and their joint venture partner, Dewey Mining Company,

entered  into  an  Option  Agreement with Trust for Public Lands to purchase the consolidated  mining  district.  The  Trust  for  Public  Lands  is  a nonprofit organization  dedicated  to  the  preservation of nature for human enjoyment and well  being.  The Thunder Mountain Mining District is located on a "cherry-stem"

within  the  Frank  Church  River  of No Return Wilderness that was specifically outlined to allow continued development of the historic mining area.  Due to its location,  the Company's land position is a candidate for purchase by the United

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

Option  Agreement  has been extended beyond the original specified timeframe due to  delays  in  securing  an  appraiser.  Due to delays in the initiation of the appraisal  process,  including  negotiations  with  the U.S. Forest Service, the original  timeframe  of  the  base  agreement  were  not met.  The agreement was extended  and  continued  in  full force by mutual written agreement between The

Trust for Public Land and both the Company and Dewey Mining Company.


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2000

The  Company also conducted limited exploration for valuable minerals outside of the  Thunder  Mountain  Mining  District  in  the  western  states  during 2000,

including  the acquisition of an interest in a platinum group metals property in

Nevada.  The  Company  also evaluated and conducted due diligence for a business opportunity  to  facilitate  the development of an Linux-based software company.

The  Company continues to evaluate both natural resource and technology ventures to  enhance  Stockholder  equity.

The  Company  is  an  exploration stage company and there is no assurance that a commercially  viable  mineral  deposit  exists on any of its properties. Further exploration  efforts  will  likely be required by the Company or lessor before a final  evaluation as to the economic and legal feasibility of conducting further operations  is  determined.

In  addition  to  the  patented  claims, the Company also owns unpatented mining claims.  The  validity  of  unpatented  mining claims is dependent upon inherent uncertainties  and  conditions.  These  uncertainties related to such non-record facts  as  the  sufficiency  of  the  discovery  of minerals, proper posting and marking  of  boundaries, whether the minerals discovered were properly locatable as  a  lode  claims  or a placer claim as appropriate, whether sufficient annual assessment  work  has  been  performed  since  location  as required by law, and possible  conflicts  with  other  claims  not  determinable from descriptions of record.  In  the  absence of a discovery of valuable minerals, a mining claim is open  to  location  by  others  unless  the owner is in actual possession of and diligently  working  the  claim.  No  assurance  can  be  given  with respect to unpatented  mining  claims in the exploratory stage that the requisite discovery of  a  valuable  mineral  deposit  can  be  made  thereon.

                     PRECIOUS AND OTHER MINERAL PROPERTIES

1.  THUNDER  MOUNTAIN  MINING  DISTRICT,  VALLEY  COUNTY,  IDAHO

The  Company  and  their  joint venture partner, Dewey Mining Company, holds 272 unpatented  and  50  patented  lode claims and fractional claims in the historic

Thunder Mountain District of Valley County, Idaho.  Company  Exploration efforts are  targeted  at  gold  and  silver, with further definition of the mineralized resource.

The  Company's  claims  are  located  in  the  Thunder Mountain Mining District,

approximately  55 miles east of  McCall, Idaho.  The approximate location of the property is illustrated by the following map.


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2000

BIG CREEK
RIVER
E.F.S.F. SALMON RIVER
YELLOW PINE
S. FORK SALMON
McCALL
STIBNITE
JOHNSON CR.
VALLEY COUNTY
LANDMARK
CASCADE
WARM LAKE
THUNDER MOUNTAIN MINING DISTRICT
DEADWOOD CREEK
DEADWOOD RESERVOIR
M. FORK SALMON RIVER
IDAHO

LOCATION MAP

Thunder Mountain Mining District
Valley County, Idaho
Thunder Mountain Gold


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2000

THUNDER MOUNTAIN MINING DISTRICT
VALLEY COUNTY, IDAHO

DEWEY MINE
SUNNYSIDE MINE
FRANK CHURCH WILDERNESS
CHERRY STEM BOUNDARY
THUNDER MOUTAIN GOLD JV
PATENTED CLAIMS
UNPATENTED CLAIMS
NOTE: THE VALID SAFETY CREEK CLAIM BLOCK THAT LIES TOTALLY WITHIN THE WILDERNESS AREA IS NOT SHOWN
N
0
5000
10000 feet

THUNDER MOUNTAIN GOLD - DEWEY MINING COMPANY
LAND POSITION


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2000

The  Registrant and  Dewey Mining Company, an Idaho Corporation,  entered into a joint  venture  agreement  in  February 1992 . The joint venture owns outright a total  of  50-patented lode-mining claims (735.5 acres total) and 272 unpatented lode  claims  (5,245  acres total).  With the exception of one small claim block within  the Frank Church River of No Return Wilderness (their location pre-dated the wilderness designation), all of the claims are within the "cherry-stem" that

forms  a  corridor  into  the  wilderness.   Mineral  development  within   this

cherry-stem  is subject to the same regulatory stipulations as the United States

Forest  Service  managed land surrounding the wilderness.  Some of the Company's claims  within  the  cherry  stem  are partially within the wilderness area, but these  were,  for the most part, located as protection of the land position more central  to  the  cherry-stem  that  either has mineral resources or exploration potential.

Under  the  terms  of  the  Joint Venture, both Dewey Mining Company and Thunder

Mountain  Gold  joined  all  resources  including patented and unpatented mining claims,  proven, probable and potential ore reserves, water rights and any other right,  title  and  interest  on  the  properties.  All costs connected with the effort  of  marketing  the  joint  properties to environmental interests, mining companies,  or  other  interested  parties  are  shared  on  a 50-50 basis.  All properties  and  expenditures  as of the date of the joint venture agreement are considered  equal.  All  net proceeds generated by, or from the joint properties will  be shared on a 50-50 basis.  The joint venture agreement does not create a partnership,  and  each Party will hold the other harmless from any pre-existing obligation  and  liabilities.  Dewey  Mining  Company  retained ownership of the existing  500 ton-per-day gravity mill, although this facility could be utilized for  processing gold-silver mineralization mined from any deposit defined on the joint  property.

MINERALIZATION  AND  CURRENT  ACTIVITY

Mineralization  within  the  Thunder Mountain District is hosted in the volcanic

rock   sequence  of  the   Thunder  Mountain   Caldera  and  lies   within   the

northeast-trending  Trans-Challis  Mineral  Belt  of  central  Idaho.  The Dewey

Deposit  is  hosted  in  rhyolitic ash fall tuffs and tuffaceous sediment of the

Dewey  Sequence,  part  of  the  extensive Eocene Challis Volcanic Group.  Three gold-silver mineralized zones are defined within the Dewey Deposit:  1) an upper tuffaceous  sediment  unit;  2)  a  middle  ash fall tuff unit, and;  3) a lower mudflow  agglomerate  unit.  Gold and silver mineralization is both structurally and  stratiform  controlled,  with  the better grades occurring along structural zones  where  hydrothermal  fluids  concentrated mineralization.  Other areas of past  production  and  future  potential  mineralization within the district are within  similar  geologic  and  host  rock  settings.

Exploration  of  the  Dewey  Deposit  has been extensive, with work completed by several  exploration  and  mining  companies  since  the  1970s.  A  mineralized resource  has  been  defined  using  after  the completion of 256 drill holes on

100-foot  centers  with  some areas of 50-foot fill in drilling that resulted in

12,275  assay  intervals.  Extensive  geologic  mapping  and sampling, with some exploratory drilling, has been done on several other geologic targets within the district.  The  current mineralized resource defined at the Dewey Deposit is the result  of  approximately  $5 million dollars of expenditures by USMX and Dakota

Mining,  this  not  counting  previous exploration drill data compiled by Placer

Amex,  Copper  Lakes  and other companies.  As a result of this work, a measured mineral  resource of 5,390,000 tons averaging 0.047 ounces per ton gold (using a gold  price  of  $400  per  ounce)  has  been  outlined  at  the  Dewey Deposit.


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2000

A  measured  mineral  resource  is  generally  defined as that part of a mineral resource  for  which  quantity,  grade  or  quality,  densities, shape, physical characteristics  are  so  well  established  that  they  can  be  estimated with confidence  sufficient  to  allow  the  appropriate application of technical and economic  parameters  to  support  production  planning  and  evaluation  of the economic  viability  of  the  deposit.

Current infrastructure that supports exploration activities and potential future development of the Thunder Mountain Property consists of improvements associated

with  past  mining  operations.   This  includes  access  road  improvements,  a

potential  tailings  disposal  area,  and  a  Dewey  Mining  Company-owned small

(approximate  500  ton-per-day) gravity milling facility that was operational in the  late  1970s  and  early 1980s, along with support facilities including fuel storage  tanks, shop, assay laboratory, electrical equipment, base camp housing,

etc.

Costs  incurred  by  the  Company include property maintenance activities (claim fees, taxes, etc.), site security, monitoring and maintenance of reclamation and sediment  control  features.  All exploration, development and mining activities in  the past have been borne by previous operators that had the Thunder Mountain

Property  under  lease  arrangement.

All  past and future operations would require generation of power on site by the use  of  diesel-powered  generators.

The  Thunder Mountain Property is without known and defined reserves pursuant to

SEC Industry Guide 7.  Significant mineralized material has been "drill defined"

as  discussed  above.  The  Property  is still in an exploration stage, although sufficient  information  has  been  developed  to  potentially  initiate further development  activities.

Maintenance  of  the  mining  claims  consists  of  payment  of the annual claim maintenance  fees  on  unpatented mining claims.  Property taxes are paid on all patented  and  unpatented  mining  claims.

2.  IRONSIDE PLATINUM GROUP METALS (PGM) PROSPECT, GOODSPRINGS  MINING DISTRICT,

    CLARK  COUNTY,  NEVADA

The  Company  has an 50% interest in a lease with an option to purchase on the 4

Oro  Amigo  patented  claims  and the 40 BOA unpatented lode claim group  in the

Goodsprings  Mining  District  in  Clark County, Nevada.  The claims are located approximately  25  miles  southwest  of Las Vegas, Nevada.  Platinum, palladium,

silver  and  gold  were produced in this area of the Goodsprings District during the  period  1914  -  1920.  Reported production was approximately 400 ounces of platinum,  900 ounces of palladium, 1,800 ounces of gold, 7,000 ounces of silver and  570,000  pounds  of  copper.  The  land position was secured because of its exploration  potential.  The  Ironside  PGM  Prospect  claims cover a northeast-

bearing  trend  of  PGM,  prescious and base metal  occurrences that extends for about  three  miles  along  a  structural  trend.  During  the war effort, minor production  of  platinum  group  metals  and  gold  was done on the Registrant's claims.  Geologic  mapping  and  sampling  of  the property was completed during

2000,  and  potential  exploration targets have been defined.  Several companies that  produce  platinum  group  metals have expressed an interest in the claims.

Efforts  are  ongoing  to  interest  a  larger platinum group metals exploration company  in  the  target  potential  of  the  holdings


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

12,000 E.
16,000 E.
R. 57 E.
20,000 E.
24,000 E.
POWER LINE
26,000 N.
Keystone Wash
ORO AMIGO
Oro Amigo Mine
CLAIMS
22,000 N.
Poppy Mine
T. 24 S.
Kingston Road
POWER LINE
BOA CLAIM GROUP
Ironside Mine
18,000 N.
Highline Mine
Copperside Mine
Boss Extension
Azurite Mine
BOSS CLAIMS
Boss Mine
14,000 N.
Platina Mine
MN=14°30'E
UTM=0°50'E
1000 0 1000 2000 FT.
EXPLANATION
BOA Claim Group and Oro Amigo patented claims
Other patented claims

RENEGADE EXPLORATION INC.

IRONSIDE PGM PROJECT
CLARK COUNTY, NEVADA

MINES AND PROSPECTS

DRAWING NO. BOA-CLAIMS-FIG1.DWG

FIG. 2.

                        FOR THE YEAR ENDED DECEMBER 31, 2000


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2000

MINERALIZATION AND CURRENT ACTIVITY

Mineralization  and  anomalous geochemistry occurs along the high-angle Ironside

Thrust  Fault  zone  associated  with  the Ironside and nearby regional Keystone

Thrusts.  Moderately  large intrusive bodies are located nearby.  Mineralization is  thought  to  be  distal to the intrusive contact along the structural zones.

The potential targets consist of defining additional sulfide replacements within the  carbonates  along  the structural zones, particularly near the contact with the  intrusives in the area. Additionally, the style of mineralization indicates that  there  may  be  a  deep  intrusive-hosted  PGM  target.

Mineralization  occurs  in  secondary silica (jasperoid) associated with sulfide gossans  in  a  carbonate  sequence  of Devonian and Lower Mississippian age.  A detailed  143  rock-chip  sample program along the structural zone and localized gossan-jasperoid  zones  showed  results  where approximately 50% of the samples were  anomalous  in PGM-precious metal geochemistry. Of the 143 samples, 44 were anomalous  in  platinum,  67  in palladium and 77 in gold.  The highest selected sample result was from the Oro Amigo claims and assayed 2.02 ounce-per-ton (opt)

gold,  0.182  opt  platinum, 0.410 opt palladium and 6.9 opt silver. All samples were  analyzed  by  Chemex  Laboratories  of Vancouver, BC, a lab recognized for their  capability  to  analyze  for  PGM  and  precious  metal  content.

Work  on  the  property  during  the year consisted of mapping and sampling, and showing  it  to PGM-based exploration companies.  Other than access roads, there is no infrastructure on the holdings.  Maintenance of the mining claims consists of  payment of the annual claim maintenance fees on unpatented mining claims and lease  payments  to  the owner of the four patented lode claims.  Property taxes are  paid  on  all  patented  and  unpatented  mining  claims.

</r>

(A)  FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS.

The Registrant has no other industry segments.

(B)  NARRATIVE  DESCRIPTION  OF  BUSINESS.

Refer  to ITEM: 1 Description of Business (supra) Subparagraph (i) through (xii)

are  not  applicable  to  the  Registrant.

(C)  FINANCIAL  INFORMATION  ABOUT  FOREIGN AND DOMESTIC OPERATIONS AND EXPORT

     SALES.

This paragraph is not applicable to the Registrant.

ITEM  2:  PROPERTIES

For continuity and clarity, this information was included in the information set in Item 1.


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2000

ITEM  3:  LEGAL  PROCEEDINGS.

<r>

The  Company  has  no legal actions pending against it and it is not a  party to any  suits  in any court of law, nor are the directors aware of any claims which could  give  rise  to  or investigations pending  by the Securities and Exchange

Commission  or  any  other  governmental  agency.  The Company, along with other impacted  entities,  including  companies, municipalities and various irrigation districts, has been involved in a legal protest against the Federal Government's claims  for  certain  reserved  water  rights  for  Wild  and  Scenic Rivers Act purposes.  The  matter  is  in  the  Idaho States Federal Court for the District

Court  of  Idaho  (SRBA  Case  No.  39576,  District Court of the Fifth Judicial

District of the State of Idaho, in and for the County of Twin Falls) assigned to handle  the  Snake  River  Basin  water  rights  adjudication.

The Company is involved in no civil rights negotiations or proceedings.

ITEM  4:  SUBMISSION  OF  MATTERS  TO  VOTE  ON  SECURITY  HOLDERS.

No matters were submitted to vote of  the Registrant's  security holders  during

2000.

</r>

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

Second  Quarter           $     0.10           $     0.10

Third  Quarter            $     0.10           $     0.10

Fourth  Quarter           $     0.10           $     0.10

BID  PRICES

-----------

1999                          HIGH                 LOW

                          -----------          -----------

First  Quarter            $     0.04           $     0.04

Second  Quarter           $     0.04           $     0.04

Third  Quarter            $     0.04           $     0.04

Fourth  Quarter           $     0.10           $     0.06


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2000

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

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

         OF OPERATION.

(a)  FULL FISCAL YEAR.

<r>

Liquidity: The Company has a positive cash position and  has invested funds in a

cash  management  mutual  fund.  The  Company's  cash   and  liquid  assets  are

considered adequate to meet its current and foreseeable obligations.  The market value  of  some  of  the stock mutual funds decreased substantially during 2000,

representing  a  significant  paper  loss.  The  Company  has  a  positive cash-

position and has invested funds in a cash management mutual fund.  The Company's cash  and  liquid  assets  are  considered  adequate  to  meet  its  current and foreseeable  obligations.  The  market  value  of some of the stock mutual funds decreased  substantially  during 2000,  representing  a  significant  loss.  The

Company does  not  foresee  any  necessity  to raise additional funds during the next 12 month period. Management believes that its invested funds are sufficient to meet any explorations costs and expenses incurred during the next 12 months.

Expenses  for  the  ensuing  year  will  be  incurred  for  continued search and

Exploration  for  additional  properties, and  for management fees  and  admini-

strative  costs.  The  Company's required  claim  maintenance  will be performed for  its unpatented claims by the Company.  It is anticipated that Directors and managerial  fees will be minimal during the  upcoming year due to the  low  cash position  of  the  Company.  The  Company  did not engage  in any  research  and development  activities  during  fiscal  2000.

Directors  and  management  fees  were $17,000  annually.  Please  refer to  the financial statements for additional costs and  expenditures and other  financial information.

Capital  Resources:  The Company presently  did not acquire any equipment during

2000.  The  Company  does  not  intend to make any capital expenditures from its funds  for  property  or equipment during the next 12 months.  The Company  also does not presently have any plans  to  raise  capital  through  debt  or  equity financing.

Results  of Operations:  The Company had no production from operations for 2000.

Although additional  production  units  are  likely, it is impossible to predict with  any  certainty  when and where the next production unit will be developed.

For  that  reason,  it  is  impossible  to  predict the future production units.

For  2000, gross  revenues  were  $-0-.

The Company does not currently have  any employees, and does not  anticipate any for the upcoming calendar year(s). </r>


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2000

ITEM  7:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA

<r>

                           THUNDER MOUNTAIN GOLD, INC.

                         (An Exploration Stage Company)

                               FINANCIAL STATEMENTS

                                       AND

                       REPORT  OF  INDEPENDENT  AUDITORS

                                DECEMBER 31, 2000

                           THUNDER MOUNTAIN GOLD, INC.

                         (An Exploration Stage Company)

                        INDEX TO THE FINANCIAL STATEMENTS

CONTENTS

Report  of  Independent  Auditors                                      1

Balance  Sheet  at  December  31,  2000  and  1999                     2

Statement  of  Operations  for  the  Years  Ended

     December  31,  2000,  1999,  and  1998                            3

Statement  of  Cash  Flows  for  the  Years  Ended

     December  31,  2000,  1999,  and  1998                          4-5

Statement  of  Changes  in  Stockholders'  Equity  for  the

     Years  Ended  December  31,  2000,  1999,  and  1998              6

Notes  to  Financial  Statements                                    7-10

Report  of  Independent  Auditors  on  Supplemental  Schedules        12

Supplemental  Schedules                                            13-18


                         REPORT OF INDEPENDENT AUDITORS

                         ------------------------------

Board  of  Directors

Thunder  Mountain  Gold,  Inc.

Spokane,  Washington

         We  have  audited  the  accompanying Balance Sheets of Thunder Mountain

Gold, Inc., (An Exploration Stage Company) as of December 31, 2000 and 1999, and

the  related  Statements  of Operations, Cash Flows and Changes in Stockholders'

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

Gold, Inc., (An Exploration Stage Company) as of December 31, 2000 and 1999, and

the  results  of  its operations, cash flows and changes in stockholders' equity for  each  of  the  three  years  ended  December  31,  2000, 1999, and 1998, in conformity with accounting principles generally accepted in the United States of

America.

         The accompanying financial statements have been  prepared assuming that the Company  will  continue as a  going concern.  As  discussed in Note 5 to the financial  statements, the Company has suffered recurring losses from operations that  raise  substantial doubt about its ability to continue as a going concern.

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

/s/ ROBERT  MOE  &  ASSOCIATES,  P.S.

Spokane,  Washington

March  21,  2001, except as to Notes 3 and 5

   Which is April 24, 2002.


THUNDER  MOUNTAIN  GOLD,  INC.

(An  Exploration  Stage  Company)

Balance  Sheet

December  31,  2000  and  1999

ASSETS

                                                     2000            1999

                                                  (Restated -   (Restated -

                                                   See NOTE 3)   See NOTE 3)

                                                --------------  --------------

CURRENT  ASSETS:

  Cash  and Cash Equivalents                    $       7,599   $      36,239

  Prepaid  Expenses                                       300              94

  Investments                                         231,923         510,158

                                                --------------  --------------

     Total  Current  Assets                           239,822         546,491

                                                --------------  --------------

INVESTMENTS  -  Non-Current                               170             170

                                                --------------  --------------

PROPERTY  AND  EQUIPMENT:

  Office  Equipment                                     7,141           7,141

  Automotive                                              -            21,893

  Mining  Claims                                          -               -

                                                --------------  --------------

     Total  Property  and  Equipment                    7,141          29,034

     Less:  Accumulated  Depreciation                   6,856          24,443

                                                --------------  --------------

         Net  Property  and  Equipment                    285           4,591

                                                --------------  --------------

TOTAL  ASSETS                                   $     240,277   $     551,252

                                                ==============  ==============

The Accompanying Notes Are An Integral Part Of These Financial Statements


THUNDER  MOUNTAIN  GOLD,  INC.

(An  Exploration  Stage  Company)

Balance  Sheet

December  31,  2000  and  1999

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

                                                     2000            1999

                                                  (Restated -   (Restated -

                                                   See NOTE 3)   See NOTE 3)

                                                --------------  --------------

CURRENT  LIABILITIES:

  Accounts payable                              $         -     $         -

  Accrued Directors and Management Fees                16,000          27,500

                                                --------------  --------------

     Total  Current  Liabilities                       16,000          27,500

                                                --------------  --------------

STOCKHOLDERS'  EQUITY:

  Common Stock, $0.05 Par Value; 12,000,000

    Shares Authorized; 9,727,852 and

    9,727,852 Shares Issued Respectively              486,392         486,392

  Additional  Paid-in  Capital                        254,222         254,222

  Less: 11,700 Shares of Treasury Stock,

    At  Cost                                          (24,200)        (24,200)

  Accumulated Other Comprehensive Income (Loss)       (47,265)        149,608

  Retained Earnings/(Deficit)                        (444,872)       (342,270)

                                                --------------  --------------

     Total  Stockholders'  Equity                     224,277         523,752

                                                --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     240,277   $     551,252

                                                ==============  ==============

The Accompanying Notes Are An Integral Part Of These Financial Statements


THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

Statement of Operations

For the Years Ended December 31, 2000, 1999, and 1998

<table>

                                                2000            1999           1998

                                            (Restated -      (Restated     (Restated -

                                             See NOTE 3)      See NOTE 3)   See NOTE 3)

                                           --------------  --------------  --------------

<s>                                        <c>             <c>             <c>

INCOME:

  Royalties                                $         -    $          -     $         -

                                           --------------  --------------  --------------

EXPENSES:

  Exploration and Development                    134,572          24,781          77,362

  Depreciation and Depletion                       1,830           4,145           4,807

  Directors' Fees and Professional

    Services                                      18,000          25,000          40,000

  Legal and Accounting                             6,635          12,340           8,543

  Management and Administrative                    9,388          23,501          11,832

                                           --------------  --------------  --------------

Total Expenses                                   170,425          89,767         142,544

                                           --------------  --------------  --------------

(LOSS) FROM OPERATIONS                          (170,425)        (89,767)       (142,544)

                                           --------------  --------------  --------------

OTHER  INCOME  (LOSS):

Interest  and  Dividend

  Income                                          16,198           7,654          12,558

  Gain on Sale of Securities and Assets           51,625         119,163           4,302

  Impairment loss - mining claims                    -               -          (233,705)

                                           --------------  --------------  --------------

                                                  67,823         126,817        (216,845)

                                           --------------  --------------  --------------

INCOME  (LOSS)  BEFORE  FEDERAL

  INCOME TAXES                                  (102,602)         37,050        (359,389)

PROVISION  FOR  INCOME  TAXES:

  Tax At Statutory Rates                             -               -               -

  Tax Benefit                                        -               -               -

NET INCOME (LOSS)                               (102,602)         37,050        (359,389)

OTHER  COMPREHENSIVE  INCOME

Net  of  Income  Tax:

  Unrealized Holding Gain (loss)                (196,873)        (24,030)        (26,894)

                                           --------------  --------------  --------------

COMPREHENSIVE INCOME  (LOSS)               $    (299,475)  $      13,020   $    (386,283)

                                           ==============  ==============  ==============

EARNINGS (LOSS) PER SHARE:

     Basic                                 $       (0.01)  $         -     $       (0.04)

                                           ==============  ==============  ==============

     Diluted                               $       (0.01)  $        -      $       (0.04)

                                           ==============  ==============  ==============

</table>

    The Accompanying Notes Are An Integral Part Of These Financial Statements


THUNDER  MOUNTAIN  GOLD,  INC.

(An  Exploration  Stage  Company)

Statement  of  Cash  Flows

For  the  Years  Ended  December  31,  2000,  1999,  and  1998

<table>

                                                2000            1999           1998

                                            (Restated -      (Restated     (Restated -

                                             See NOTE 3)      See NOTE 3)   See NOTE 3)

                                           --------------  --------------  --------------

<s>                                        <c>             <c>             <c>

CASH FLOWS PROVIDED (USED) BY

  OPERATING ACTIVITIES:

  Net  Income  (Loss)                      $    (102,602)  $      37,050   $    (359,389)

  Non-Cash Expenses, Revenues,

    Losses And Gains Included in Income:

      Depreciation and Amortization                1,830           4,145           4,807

      Gain on sale of securities and assets      (51,625)       (119,163)         (4,302)

      Impairment loss - mining claims                -               -           233,705

     Net Increase (Decrease) in payables         (11,706)         (2,993)         19,678

                                           --------------  --------------  --------------

Net Cash Flows Provided (Used) By

  Operating  Activities                         (164,103)        (80,961)       (105,501)

                                           --------------  --------------  --------------

CASH FLOWS PROVIDED (USED) BY

  INVESTING  ACTIVITIES:

  Purchase  Of  Investments                      (14,019)       (204,886)        (14,817)

  Purchase  Of  Property  and Equipment              -              (594)            -

  Proceeds from Disposition of Investments       142,481         244,950          60,970

  Proceeds from Disposition of Assets              7,000             -               -

                                           --------------  --------------  --------------

Net Cash Flows Provided (Used) By

  Investing  Activities                          135,462          39,470          46,153

                                           --------------  --------------  --------------

CASH FLOWS (USED) BY FINANCING ACTIVITIES

Net cash flows (used) by financing

  activities                                         -               -               -

                                           --------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH                  (28,641)        (41,489)        (59,348)

CASH  AND  CASH  EQUIVALENTS,

     BEGINNING  OF  PERIOD                        36,240          77,729         137,077

                                           --------------  --------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD   $       7,599   $      36,240   $      77,729

                                           ==============  ==============  ==============

(Continued)

</table>

The  Accompanying  Notes  Are  An  Integral  Part  Of These Financial Statements


THUNDER  MOUNTAIN  GOLD,  INC.

(An  Exploration  Stage  Company)

Statement  of  Cash  Flows

For  the  Years  Ended  December  31,  2000,  1999,  and  1998

<table>

                                                2000            1999           1998

                                            (Restated -      (Restated     (Restated -

                                             See NOTE 3)      See NOTE 3)   See NOTE 3)

                                           --------------  --------------  --------------

<s>                                        <c>             <c>             <c>

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

                                           ==============  ==============  ==============

</table>

Disclosure  of  Accounting  Policy:

  For purposes of the Statement of Cash Flows, the Company considers all highly  liquid  debt  instruments  purchased  with an initial maturity of  three  months  or  less  to  be  cash  equivalents.

                                   (Concluded)

The  Accompanying  Notes  Are  An  Integral  Part  Of These Financial Statements


THUNDER  MOUNTAIN  GOLD,  INC.

(An  Exploration  Stage  Company)

Statement  Of  Changes  In  Stockholders'  Equity

For  the  Years  Ended  December  31,  2000,  1999,  and  1998

<table>                                                 Accumulated

                  Common Stock       Additional  Other                      Retained

              ---------------------  Paid-In     Comprehensive  Treasury    Earnings/

                Shares    Amount     Capital     Income         Stock       (Deficit)      Total

              ----------  ---------  ----------  -------------  ----------  ----------  -----------

<c>           <s>         <s>        <s>         <s>            <s>         <s>         <s>

Balances at

 Jan. 1, 1998  9,727,852  $ 486,392  $  254,222  $    200,533   $ (24,200)  $ (19,931)  $   897,016

              ----------  ---------  ----------  -------------  ----------  ----------  -----------

Unrealized

 loss in

 Marketable

 securities          -          -           -         (26,895)        -           -        (26,895)

Net loss -

 1998

 (Restated

 -See NOTE 3)        -          -           -             -           -      (359,389)    (359,389)

                                                                                        -----------

Comprehensive

 Income                                                                                   (386,284)

              ----------  ---------  ----------  -------------  ----------  ----------  -----------

Balances at

 Dec. 31, 1998

 (Restated -

 See NOTE 3)   9,727,852  $ 486,392  $  254,222  $    173,638   $ (24,200)  $(379,320)  $  510,732

              ----------  ---------  ----------  -------------  ----------  ----------  -----------

Unrealized

 loss in

 Marketable

 securities          -          -           -         (24,030)        -            -      (24,030)

Net income

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

Balances at

 December 31,

 1999

 (Restated -

 See NOTE 3)   9,727,852    486,392     254,222       149,608     (24,200)   (342,270)     523,752

              ----------  ---------  ----------  -------------  ----------  ----------  -----------

Unrealized

 loss in

 Marketable

 securities          -          -           -        (196,873)        -           -       (196,873)

Net loss-2000

 (Restated

 - See NOTE 3)       -          -           -             -           -      (102,602)    (102,602)

                                                                                        -----------

Comprehensive

 (Loss)                                                                                   (299,475)

              ----------  ---------  ----------  -------------  ----------  ----------  -----------

Balances at

 Dec. 31, 2000 9,727,852  $ 486,392  $ 254,222   $    (47,265)  $ (24,200)  $(444,872)  $  224,277

              ==========  =========  ==========  =============  ==========  ==========  ===========

</table>

The  Accompanying  Notes  Are  An  Integral  Part  Of These Financial Statements


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


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

     Earnings  Per  Share

     The  Company  computes  basic earnings per common share by dividing the net income  by  the  weighted average number of common shares outstanding during the period.  Diluted  earnings  per  share  are calculated by including all dilutive potential common shares such as stock options.  Dilutive potential common shares were 9,727,852 in 2000, 1999, and 1998.  No adjustment to reported net income is required  when  computing  diluted  earnings  per  share.

NOTE  2  -  INVESTMENTS

Investments  consist  of  the  following:

                                     Carrying                       Market

                                       Value           Cost          Value

                                  --------------  --------------  --------------

December  31,  2000:

  Current  Investments            $     231,923   $     278,277   $     231,923

  Other  Investments                        170           1,080             170

                                  --------------  --------------  --------------

             Total                $     232,093   $     279,357   $     232,093

                                  ==============  ==============  ==============

December  31,  1999:

  Current  Investments            $     510,158   $     359,639   $     510,158

  Other  Investments                        170           1,080             170

                                  --------------  --------------  --------------

             Total                $     510,328   $     360,719   $     510,328

                                  ==============  ==============  ==============

December  31,  1998:

  Current  Investments            $     451,726   $      77,178   $     451,726

  Other  Investments                        170           1,080             170

                                  --------------  --------------  --------------

             Total                $     451,896   $     278,258   $     451,896

                                  ==============  ==============  ==============


                           THUNDER MOUNTAIN GOLD, INC.

                         (An Exploration Stage Company)

                          Notes To Financial Statements

NOTE  2  -  INVESTMENTS  (continued)

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

1998  have  been  restated  to  reflect  this  adjustment.  The  net accumulated capitalized costs charged to the income statement as an impairment loss for 1998 was  $233,705.  For  additional information regarding the mining claims see Note

5.

NOTE  4  -  INCOME  TAXES

     The  Company  has  losses  for  income  tax purposes and accordingly has no income  tax  provision.

     At  December 31, 2000, the Company has $597,302 in net operating loss carry forward  which  may  be  used  to offset taxable income generated by operations,

which  will begin expiring in 2004.  The Company also has a general business tax credit  carryover  in  the  amount of $1,283, which may be used to offset future federal  income  tax liabilities.  This credit will expire in 2004.  The Company also has a foreign tax credit in the amount of $343, which may be used to offset future  federal  income  tax  liabilities.

     The  net  operating  loss  and  other  credits carry forward would normally result  in  a  recorded  income  tax benefit.  As a result of the uncertainty to continue  as  a  going concern as described in Note 5, the income tax benefit is fully  reserved  and  is  not  reflected  herein.


                           THUNDER MOUNTAIN GOLD, INC.

                         (An Exploration Stage Company)

                          Notes To Financial Statements

NOTE  5  -  UNCERTAINTY  -  GOING  CONCERN

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

Inc.


                           THUNDER MOUNTAIN GOLD, INC.

                         (An Exploration Stage Company)

                             SUPPLEMENTAL SCHEDULES


            REPORT OF INDEPENDENT AUDITORS ON SUPPLEMENTAL SCHEDULES

            --------------------------------------------------------

The  Board  of  Directors

Thunder  Mountain  Gold,  Inc.

Spokane,  Washington

Our  report  on  the  financial  statements  of Thunder Mountain Gold, Inc., (An

Exploration Stage Company) is included in the Form 10-KSB and covers the balance sheets  as  of  December  31,  2000  and  1999  and  the  related  statements of operations, cash flows and changes in stockholders' equity for each of the three years ended  December 31, 2000, 1999, and 1998.  In connection with our audit of such  financial  statements,  we  have  also  audited  the  related supplemental schedules,  as  follows:

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

                       /s/   ROBERT MOE & ASSOCIATES, P.S.

Spokane,  Washington

March  21,  2001, except as to Notes 3 and 5

   Which is April 24, 2002.


THUNDER  MOUNTAIN  GOLD,  INC.

(An Exploration Stage Company)

SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS

For the Years Ended December 31, 2000, 1999, and 1998

<table>

                                          December 31, 2000

                            -----------------------------------------------------

COLUMN A                    Column B      Column C      Column D      Column E

                            ------------  ------------  ------------  -----------

                                                                      Amount at

                                                                      Which

                                                                      Issue is

                                                          Market      Carried

                            Number of     Cost of         Value       on Balance

ISSURER                     Shares        Shares          Shares      Sheet

--------------------------  ------------  ------------  ------------  ------------

<s>                         <c>           <c>           <c>           <c>

ML Global Growth

  Class B Mutual Fund             2,794   $    44,266   $    35,405   $    35,405

Munder Future Technology

  Mutual Fund                     3,361        40,005        29,311        29,311

  Fund Class B

Pioneer Growth Shares

  Mutual  Fund                    2,169        42,151        35,387        35,387

  Class  B

AIM  Value  Fund

  Mutual  Fund                    2,968        43,502        35,439        35,439

  Class  B

Mass  Investors  Growth

  Stock Fund  Mutual Fund         2,496        46,917        40,187        40,187

  Class  B

Barrick Gold Corporation

  Common Shares                   3,000        16,332        49,140        49,140

Midas  Gold

  Common  Shares                  8,396        45,104         7,054         7,054

--------------------------  ------------  ------------  ------------  ------------

Total                                     $   278,277   $   231,923   $   231,923

                                          ============  ============  ============

Other stock ownership

  in inactive companies

  Common  Shares                164,500   $     1,080   $       170   $       170

--------------------------  ------------  ------------  ------------  ------------

Totals                                    $     1,080   $       170   $       170

                                          ============  ============  ============

</table>


THUNDER  MOUNTAIN  GOLD,  INC.

(An  Exploration  Stage  Company)

SCHEDULE  1  -  MARKETABLE  SECURITIES  -  OTHER  INVESTMENTS

For  the  Years  Ended  December  31,  2000,  1999,  and  1998

<table>

                                            December 31, 1999

                            -----------------------------------------------------

COLUMN A                    Column B      Column C      Column D      Column E

                            ------------  ------------  ------------  -----------

                                                                      Amount at

                                                                      Which

                                                                      Issue is

                                                          Market      Carried

                            Number of     Cost of         Value       on Balance

ISSURER                     Shares        Shares          Shares      Sheet

--------------------------  ------------  ------------  ------------  ------------

<s>                         <c>           <c>           <c>           <c>

Colonial Utilities Fund

  Common  Shares                  2,736   $    46,773   $    61,669   $    61,669

  Fund  Class  A

Barrick  Gold  Corporation

  Common  Shares                  4,000        21,776        70,748        70,748

ML  Global  Growth

  Common  Shares                  2,453        40,000        42,142        42,142

Munder  Future  Tech.

  Common  Shares                  3,361        40,006        46,885        46,885

Freeport McMoRan Cop. &

  Gold A.  Common  Shares         8,204        42,734       152,282       152,282

Mass  Investors

  Common Shares                   2,267        43,236        43,594        43,594

Aim  Value Fund

  Common Shares                     890        40,005        42,008        42,008

Pioneer  Growth  Shares

  Common  Shares                  2,041        40,005        39,411        39,411

Midas  Gold

  Common  Shares                  8,396        45,104        11,419        11,419

--------------------------  ------------  ------------  ------------  ------------

Totals                                    $   359,639   $   510,158   $   510,158

                                          ============  ============  ============

Other stock ownership

  in  inactive companies

  Common Shares                 164,500   $     1,080   $       170   $       170

--------------------------  ------------  ------------  ------------  ------------

Totals                                    $     1,080   $       170    $      170

                                          ============  ============  ============

</table>


THUNDER  MOUNTAIN  GOLD,  INC.

(An  Exploration  Stage  Company)

SCHEDULE  1  -  MARKETABLE  SECURITIES  -  OTHER  INVESTMENTS

For  the  Years  Ended  December  31,  2000,  1999,  and  1998

<table>

                                            December 31, 1998

                            -----------------------------------------------------

COLUMN A                    Column B      Column C      Column D      Column E

                            ------------  ------------  ------------  -----------

                                                                      Amount at

                                                                      Which

                                                                      Issue is

                                                          Market      Carried

                            Number of     Cost of         Value       on Balance

ISSURER                     Shares        Shares          Shares      Sheet

--------------------------  ------------  ------------  ------------  ------------

<s>                         <c>           <c>           <c>           <c>

Colonial Utilities Fund

  Mutal  Fund                    12,904   $   160,267   $   281,576   $   281,576

  Fund  Class  A

Barrick  Gold  Corporation

  Common  Shares                  4,000        21,776        78,000        78,000

Freeport  McMoRan  Copper

  &  Gold  A.  Mutual  Fund       8,204        42,735        79,472        79,472

Dakota  Mining

  Common  Shares                  1,819         7,286           -             -

Midas  Gold

  Common  Shares                  8,396        45,104        12,678        12,678

--------------------------  ------------  ------------  ------------  ------------

Totals                                    $   277,168   $   451,726   $   451,726

                                          ============  ============  ============

Other  stock  ownership

  in  inactive companies

  Common Shares                 164,500   $     1,080   $       170   $       170

--------------------------  ------------  ------------  ------------  ------------

Totals                                    $     1,080   $       170   $       170

                                          ============  ============  ============

</table>


THUNDER  MOUNTAIN  GOLD,  INC.

(An  Exploration  Stage  Company)

SCHEDULE  V  -  PROPERTY,  PLANT  AND  EQUIPMENT

For  the  Years  Ended  December  31,  2000,  1999,  and  1998



Column A                   Column B      Column C      Column D     Column E     Column F

-------------------  ------------  ------------  ------------  ------------  ------------

                     Balance at                                Other         Balance at

                     Beginning     Additions                   Changes       End Of

Description          Of Period     At Cost       Retirements   Add (Deduct)  Period

-------------------  ------------  ------------  ------------  ------------  ------------

<s>                  <c>           <c>           <c>           <c>           <c>

Year ended

  December 31, 2000:

  Office equipment   $     7,141   $       -     $       -     $       -     $     7,141

  Automotive              21,893           -         (21,893)(3)       -             -

-------------------  ------------  ------------  ------------  ------------  ------------

Totals               $    29,034   $       -     $   (21,893)  $       -     $     7,141

                     ============  ============  ============  ============  ============

Year ended

  December 31, 1999:

  Office equipment   $     6,547   $       594(1)$       -     $       -     $     7,141

  Automotive              47,436           -         (25,543)(2)       -          21,893

-------------------  ------------  ------------  ------------  ------------  ------------

Totals               $    53,983   $       594   $   (25,543)  $       -     $    29,034

                     ============  ============  ============  ============  ============

Year ended

  December 31, 1998:

  Mining claims &

    equipment        $   467,411   $       -     $       -(4)  $  (467,411)  $       -

  Office equipment         6,547           - (1)         -             -           6,547

  Automotive              47,436           -             -             -          47,436

-------------------  ------------  ------------  ------------  ------------  ------------

Totals               $   521,394   $       -     $       -     $       -     $    53,983

                     ============  ============  ============  ============  ============

</table>

(1)  Purchase  of  copier.

(2)  Exchange  of  1996  Subaru  to  Jim Collord Sr. in lieu of director fees.

(3)  Exchange  of  1992 Suburban to E. James Collord in lieu of director fees.

(4)  Mining claims written off - see notes 3 and 5.


THUNDER  MOUNTAIN  GOLD,  INC.

(An  Exploration  Stage  Company)

SCHEDULE  V1  -  ACCUMULATED  DEPRECIATION,  DEPLETION  AND

AMORTIZATION  OF  PROPERTY  AND  EQUIPMENT

For  the  Years  Ended  December  31,  2000,  1999,  and  1998



Column A                   Column B      Column C      Column D     Column E     Column F

-------------------  ------------  ------------  ------------  ------------  ------------

                     Balance at                                Other         Balance at

                     Beginning     Additions                   Changes       End Of

Description          Of Period        (1)        Retirements   Add (Deduct)  Period

-------------------  ------------  ------------  ------------  ------------  ------------

<s>                  <c>           <c>           <c>           <c>           <c>

Year ended

  December 31, 2000:

  Office  equipment  $     6,601   $       255   $       -     $       -     $     6,856

  Automotive              17,842         1,575       (19,417)          -             -

-------------------  ------------  ------------  ------------  ------------  ------------

Totals               $    24,443   $     1,830   $   (19,417)  $       -     $     6,856

                     ============  ============  ============  ============  ============

Year ended

  December 31, 1999:

  Office  equipment  $     5,806   $       795   $       -     $       -     $     6,601

  Automotive              26,671         3,350       (12,179)          -          17,842

-------------------  ------------  ------------  ------------  ------------  ------------

Totals               $    32,477   $     4,145   $   (12,179)  $       -     $    24,443

                     ============  ============  ============  ============  ============

Year ended

  December 31, 1998:

  Mining claims &

    equipment        $   233,706   $       -     $       -(2)  $  (233,706)  $       -

  Office equipment         5,524           282           -             -           5,806

  Automotive              22,146         4,525           -             -          26,671

-------------------  ------------  ------------  ------------  ------------  ------------

Totals               $   261,376   $     4,807   $       -     $  (233,706)  $    32,477

                     ============  ============  ============  ============  ============

</table>

(1)  Depreciation is calculated using the accelerated depreciation methods with useful lives of three to seven years.

(2)  Mining claims written off - see notes 3 and 5.

</r>


THUNDER MOUNTAIN GOLD INC.

(An Exploration Stage Company)SELECTED FINANCIAL DATAThe following is a summary of selected financial data which indicates trends in registrants financial condition and results of operations.

<table>

                                      Year Ended December 31,

----------------------------------------------------------------------------------

----------------------------------------------------------------------------------

 Selected Balance Sheet Data      2000     1999       1998       1997       1996

--------------------------------------------------------------------

                                 (Restated-   (Restated-  (Restated-

                                  See NOTE 3) See NOTE 3) See NOTE 3)

<s>                           <c>        <c>       <c>         <c>        <c>

----------------------------------------------------------------------------------

 Current Assets               $239,822   $546,491   $530,307   $659,329   $523,893

----------------------------------------------------------------------------------

 Property and  Equipment       238,990    238,296   255,211    260,018     266,775

----------------------------------------------------------------------------------

 Non-Current Investments           170        170       170        170         170

----------------------------------------------------------------------------------

 Total Assets                  478,982    784,957   785,688    919,517   1,090,838

----------------------------------------------------------------------------------

 Current Liabilities            16,000     27,500    41,250     22,500      42,500

----------------------------------------------------------------------------------

 Stockholders' Equity          462,982    757,457   744,438    897,017   1,048,338

----------------------------------------------------------------------------------

 Selected Operational Data

----------------------------------------------------------------------------------

 Royalty Revenue                     -          -         -     62,500     100,000

----------------------------------------------------------------------------------

 Other Revenue and Gains        67,823    126,817    16,860     24,589      51,845

 (Losses)

----------------------------------------------------------------------------------

 Net Income  (Loss)            (97,602)    37,050  (125,684)    17,250      83,029

----------------------------------------------------------------------------------

 Net Income  (Loss) per

 share                      $    (0.01)  $    NIL  $  (0.01)   $   NIL    $   0.01

----------------------------------------------------------------------------------

No dividends have been paid by the Company.

</table>


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2000

ITEM  8:  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

<r>

During the year ended December 31, 2000 there were no disagreements  between the

Company and its independent  certified public  accountants concerning accounting and financial disclosure.

</r>

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

project  since  1985.


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2000

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

<r>

All officers and Directors, of which there  were five* at  various times  during

2000,  received the sum of $40,000 distributed as follows: </r>

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

(b)  BONUSES AND DEFERRED COMPENSATION:

Budgeted  Arrangements  (in  2001):

     E.  James  Collord          $10,000

     Robin  S.  McRae            $10,000

     Ron  Yanke                    None

     Pete  Parsley               $10,000


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2000

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

(1-6)  of  the  Regulation  S-K.


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2000

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

Date:  June 11, 2002

Pursuant  to  the  requirements of the Securities Act of 1934 this report signed

below  by  the  following  person on   behalf  of  the  Registrant  and  in  the

capacities on the date indicated.

    /s/ Robin S. McRae

By  ____________________________________

Robin  S.  McRae

Secretary/Treasurer and

Director and Chief Financial

Accounting Officer

Date:  June 11, 2002