Form 10KSB/A
period 2001-12-31
THUNDER MOUNTAIN GOLD INC
filed 2003-02-19
CIK 711034

Unknown;

                        SECURITIES AND EXHANGE COMMISSION

                              Washington, DC 20549

                                Form 10-KSB/A

                                  Amendment No. 1

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

Issued and outstanding common capital stock as of March 21, 2001:  9,727,852 shares of common $0.05 par value stock non-assessable.

No  documents  are  Incorporated  by  reference.

Transitional  small  business  disclosure  format:  Yes  [ ]  No  [X]


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2001

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

The  Company primary property  at  Thunder  Mountain was  placed into operation  in the  mid-1980s  by  Coeur  'd  Alene  Mines under a net profits arrangement.  Substantial  gold and silver production  was done by Coeur ‘d Alene from the Sunnyside Deposit by open pit mining and heap leaching.Coeur 'd Alene ceased production in the early  1990s  and relinquished the claims back to the Company.  Subsequently the property leased  to  and  explored  by  several  other exploration/mining companies, including Kennecott and USMX/Dakota Mining.  A joint venture between the Company and Dewey Mining unified the mining district during this period, and USMX/Dakota Mining  expended  approximately  $5 million to explore the district and define a significant   measured mineral resource on the Dewey property.  Bankruptcy by Dakota Mines provided an opportunity  for  the  Company  and Dewey Mining to acquire the consolidated district   for  future   development.   USMX/Dakota  Mining   had  initiated  an Environmental  Impact Statement (EIS), additional baseline studies and other permitting requirements to place the Dewey deposit into production.  The Company continued these activities to a limited extend.

During 2000, the Company and their joint venture partner, Dewey Mining Company, entered into an Option Agreement with Trust for Public Lands to purchase the consolidated mining district. The Trust for Public Lands is a nonprofit organization dedicated to the preservation of nature for human enjoyment and well being.  The Thunder Mountain Mining District is located on a “cherry-stem” within the Frank Church River of No Return Wilderness that was specifically outlined to allow continued development of the historic mining area.  Due to its location, the Company’s land position is a candidate for purchase by the United States Forest Service through the Land and Water Conservation Funds.  The Option recognizes a minimum acceptable value for the measured mineral resource and real property, and if this is not met, the Company maintains the ability to continue development of the property.  All permitting efforts have been, for the time being, placed on hold pending the completion of the initial appraisal.  Due to delays in the initiation of the appraisal process, including negotiations with the U.S. Forest Service, the original timeframe of the base agreement were not met.  The agreement was extended and continued in full force by mutual written agreement between The Trust for Public Land and both the Company and Dewey Mining Company.


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2001

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

The Company’s claims are located in the Thunder Mountain Mining District, approximately 55 miles east of  McCall, Idaho.  The approximate location of the property is illustrated by the following maps.


                        THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                     FOR THE YEAR ENDED DECEMBER 31, 2001

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

                        FOR THE YEAR ENDED DECEMBER 31, 2001

THUNDER MOUNTAIN MINING DISTRICT
VALLEY COUNTY, IDAHO

DEWEY MINE
SUNNYSIDE MINE
FRANK CHURCH WILDERNESS
CHERRY STEM BOUNDARY
THUNDER MOUTAIN GOLD JV
PATENTED CLAIMS
UNPATENTED CLAIMS
NOTE: THE VALID SAFETY CREEK CLAIM BLOCK THAT LIES TOTALLY WITHIN THE WILDERNESS AREA IS NOT SHOWN
N
0
5000
10000 feet

THUNDER MOUNTAIN GOLD - DEWEY MINING COMPANY
LAND POSITION


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2001

The Registrant and Dewey Mining Company, an Idaho Corporation,  entered into a joint venture agreement in February 1992 . The joint venture owns outright a total of 50-patented lode-mining claims (735.5 acres total) and 272 unpatented lode claims (5,245 acres total).  With the exception of one small claim block within the Frank Church River of No Return Wilderness (their location pre-dated the wilderness designation), all of the claims are within the “cherry-stem” that forms a corridor into the wilderness.  Mineral development within this cherry-stem is subject to the same regulatory stipulations as the United States Forest Service managed land surrounding the wilderness.  Some of the Company’s claims within the cherry stem are partially within the wilderness area, but these were, for the most part, located as protection of the land position more central to the cherry-stem that either has mineral resources or exploration potential.

<r>

Under the terms of the Joint Venture, both Dewey Mining Company and Thunder Mountain Gold joined all resources including patented and unpatented mining claims, mineralized material, water rights and any other right, title and interest on the properties.  All costs connected with the effort of marketing the joint properties to environmental interests, mining companies, or other interested parties are shared on a 50-50 basis.  All properties and expenditures as of the date of the joint venture agreement are considered equal.  All net proceeds generated by, or from the joint properties will be shared on a 50-50 basis.  The joint venture agreement does not create a partnership, and each Party will hold the other harmless from any pre-existing obligation and liabilities.  Dewey Mining Company retained ownership of the existing 500 ton-per-day gravity mill, although this facility could be utilized for processing gold-silver mineralization mined from any deposit defined on the joint property.

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

                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2001

Dakota Mining, this not counting previous exploration drill data compiled by Placer Amex, Copper Lakes and other companies.  As a result of this work, a mineralized material of 5,390,000 tons averaging 0.047 ounces per ton gold (using a gold price of $400 per ounce) has been outlined at the Dewey Deposit.

A mineralized material is generally defined as a mineralized body, which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals.

</r>

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

The Thunder Mountain Property is without known and defined reserves pursuant to SEC Industry Guide 7.  Significant mineralized material has been “drill defined” as discussed above.  The Property is still in an exploration stage, although sufficient information has been developed to potentially initiate further development activities.

Maintenance of the mining claims consists of payment of the annual claim maintenance fees on unpatented mining claims.  Property taxes are paid on all patented and unpatented mining claims.

2.   IRONSIDE PLATINUM GROUP METALS (PGM) PROSPECT, GOODSPRINGS MINING

     DISTRICT, CLARK  COUNTY, NEVADA

The Company has an 50% interest in a lease with an option to purchase on the 4 Oro Amigo patented claims and the 40 BOA unpatented lode claim group  in the Goodsprings Mining District in Clark County, Nevada.  The claims are located approximately 25 miles southwest of Las Vegas, Nevada.  Platinum, palladium, silver and gold were produced in this area of the Goodsprings District during the period 1914 –1920.  Reported production was approximately 400 ounces of platinum, 900 ounces of palladium, 1,800 ounces of gold, 7,000 ounces of silver and 570,000 pounds of copper.  The land position was secured because of its exploration potential. The Ironside PGM Prospect claims cover a northeast-bearing trend of  PGM ,prescious and base metal occurrences that extends for about three miles along a structural trend.  During the war effort, minor production of platinum  group  metals and gold was done on the Registrant's claims.  Geologic mapping and sampling of the property was completed during


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2001

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

RENEGADE EXPLORATION INC.

IRONSIDE PGM PROJECT
CLARK COUNTY, NEVADA

MINES AND PROSPECTS

DRAWING NO. BOA-CLAIMS-FIG1.DWG

FIG. 2.

 2000, and potential exploration  targets have been defined.  Several companies that produce platinum group metals have expressed an interest in the claims.  Efforts are ongoing to interest a larger platinum group metals exploration company in the target potential of the holdings.


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2001

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

<r>

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

                        FOR THE YEAR ENDED DECEMBER 31, 2001

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

The bid prices for the Registrant's stock for the years 2001, 2000 and 1999 were as follows:

2001                         HIGH                  LOW

                          -----------          -----------

First  Quarter            $     0.10           $     0.03

Second  Quarter           $     0.10           $     0.04

Third  Quarter            $     0.10           $     0.05

Fourth  Quarter           $     0.10           $     0.03

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

                        FOR THE YEAR ENDED DECEMBER 31, 2001

(c)     DIVIDEND  HISTORY  AND  RESTRICTIONS

The Registrant has not paid any dividends, and does not plan to do so in the foreseeable future as it plans to use its capital to finance the search for additional mineral properties of potential commercial value.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

        OF  OPERATION.

(a)     FULL  FISCAL  YEAR.

Liquidity: The Company has a positive cash position and has invested funds in a cash management mutual fund.  The Company's cash and liquid assets are considered adequate to meet its current and foreseeable obligations.  The market value of some of the stock mutual funds decreased substantially during 2001, representing a significant paper loss.  The Company has a positive cash-position and has invested funds in a cash management mutual fund.  The Company’s cash and liquid assets are considered adequate to meet its current and foreseeable obligations.  The market value of some of the stock mutual funds decreased substantially during 2001, representing a significant loss. The Company does not foresee any necessity to raise additional funds during the next 12 month period. Management believes that its invested funds are sufficient to meet any explorations costs and expenses incurred during the next 12 months.

Expenses for the ensuing year will be incurred for continued search and exploration for additional properties, and for management fees and administrative costs.  The Company’s required claim maintenance will be performed for its unpatented claims by the Company.  It is anticipated that Directors and managerial fees will be minimal during the upcoming year due to the low cash position of the Company.  The Company did not engage in any research and development activities during fiscal 2001.

Directors and management fees were $17,000 annually.  Please refer to the financial statements for additional costs and expenditures and other financial  information.

Capital  Resources:  The Company presently did not acquire any equipment during 2001.  The Company does not intend to make any capital expenditures from its funds for property or equipment during the next 12 months .  The Company also does not presently have any plans to raise capital through debt or equity  financing.

Results of Operations:  The Company had no production from operations for 2001.  Although additional production units are likely, it is impossible to predict with any certainty when and where the next production unit will be developed.  For that reason, it is impossible to predict the future production units.

For  2001, gross  revenues  were  $-0-.

The Company does not currently have any employees, and does not anticipate any for the upcoming calendar year(s).


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2001

ITEM  7:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA

                             THUNDER MOUNTAIN GOLD, INC.

                           (An Exploration Stage Company)

                                FINANCIAL STATEMENT

                                         AND

                            INDEPENDENT AUDITORS' REPORT

                                  DECEMBER 31, 2001

                                  TABLE OF CONTENTS

                                                                Page

       Independent Auditors' Report                              1-2

       Balance Sheet at December 31, 2001 and 2000               3

       Statement of Operations for the Years Ended

          December 31, 2001, 2000, and 1999                      4

       Statement of Cash Flows for the Years Ended

          December 31, 2001, 2000, and 1999                      5-6

       Statement of Changes in Stockholders' Equity for the

          Years Ended December 31, 2001, 2000, and 1999          7

       Notes to Financial Statements                             8-15

       Report of Independent Auditors' on Supplemental

          Schedules                                              16

       Supplemental Schedules                                    17-21

                            INDEPENDENT AUDITORS' REPORT

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

       December  31,  2001,  2000  and  1999,  in conformity  with  accounting

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

       Signature

       April 24, 2002

                            THUNDER MOUNTAIN GOLD, INC.

                           (An Exploration Stage Company)

                                    BALANCE SHEET

                             DECEMBER 31, 2001 AND 2000

                                       ASSETS

                                                   2001         2000

                                                            (Restated -

                                                             See Note 3)

                                               ------------  ------------

       CURRENT ASSETS:

          Cash and cash equivalents            $     5,275   $     7,599

          Prepaid expenses                             300           300

          Investments                               84,142       231,923

                                               ------------  ------------

            Total Current Assets                    89,717       239,822

                                               ------------  ------------

       INVESTMENTS - NON-CURRENT                       170           170

                                               ------------  ------------

       PROPERTY AND EQUIPMENT

          Office equipment                           7,141         7,141

          Mining claims                                -             -

                                               ------------  ------------

            Total Property and Equipment             7,141         7,141

          Less: Accumulated depreciation             6,970         6,856

                                               ------------  ------------

            Net Property and Equipment                 171           285

                                               ------------  ------------

                                               $    90,058   $   240,277

                                               ============  ============

                         See Notes to Financial Statements.

                             THUNDER MOUNTAIN GOLD, INC.

                           (An Exploration Stage Company)

                                    BALANCE SHEET

                             DECEMBER 31, 2001 AND 2000

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   2001         2000

                                                            (Restated -

                                                             See Note 3)

                                               ------------  ------------

       CURRENT LIABILITIES

       Accounts payable                        $     9,860   $       -

       Accrued directors and management fees           -          16,000

                                               ------------  ------------

            Total Current Liabilities                9,860        16,000

                                               ------------  ------------

       STOCKHOLDERS' EQUITY

          Common stock, $0.05 par value;

            12,000,000 shares authorized;

            9,727,852 and 9,727,852

            shares issued respectively             486,392       486,392

          Additional paid-in capital               254,222       254,222

          Less: 11,700 shares of treasury

            stock, at cost                         (24,200)      (24,200)

          Accumulated other comprehensive income

            (loss)                                 (69,562)      (47,265)

          Retained earnings (deficit)             (212,793)     (212,793)

          Deficit accumulated during the

            exploration and development

            stage (1991 through 2001)             (353,861)     (232,079)

                                               ------------  ------------

                                                    80,198       224,277

                                               ------------  ------------

                                               $    90,058   $   240,277

                                               ============  ============

See Notes to Financial Statements.

                                              THUNDER MOUNTAIN GOLD, INC.

                                            (An Exploration Stage Company)

                                                STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999 AND DURING

THE EXPLORATION AND DEVELOPMENT STAGE (1991 THROUGH 2001)                                                               During Exploration

                                                                                                                       And Development Stage

                                                                       2001               2000           1999            (1991 through 2001)

                                                                                                         (Restated-See Note 3) (Restated-See Note 3)

INCOME

--------------------------------------------------------------------------------------------------------------------------------------------

   Royalties                                                            $       -      $       -       $      -                $  328,500

                                                                                                                               -----------

EXPENSES

   Exploration and development                                             74,614        134,572         24,781                   350,161

   Depreciation and depletion                                                 114          1,830          4,145                    36,099

   Directors' fees and professional services                                6,000         18,000         25,000                   364,500

   Legal and accounting                                                    14,703          6,635         12,340                   105,257

   Management and administrative                                            5,200          9,388         23,501                   217,822

--------------------------------------------------------------------------------------------------------------------------------------------

       Total Expenses                                                     100,631        170,425         89,767                 1,073,839

--------------------------------------------------------------------------------------------------------------------------------------------

(LOSS) FROM OPERATIONS                                                   (100,631)      (170,425)       (89,767)                 (745,339)

--------------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME

   Interest and dividend income                                               438         16,198          7,654                   195,351

   Gain (loss) on sale of securities and assets                           (21,589)        51,625        119,163                   196,127

--------------------------------------------------------------------------------------------------------------------------------------------

                                                                          (21,151)        67,823        126,817                   391,478

--------------------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE FEDERAL

   INCOME TAXES                                                          (121,782)      (102,602)        37,050                  (353,861)

PROVISION FOR INCOME TAXES

   Tax at statutory rates                                                       -              -              -                         -

   Tax benefit                                                                  -              -              -                         -

--------------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                        (121,782)      (102,602)        37,050                  (353,861)

--------------------------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

   Unrealized holding gain (loss) arising during the period               (17,108)       (60,186)        82,383                   (69,562)

   Reclassification adjustment for (gains)

       losses included in net income                                       21,589        (47,100)      (106,413)                 (178,852)

   Reclassification adjustment for difference between cost and carrying value of securities sold during the period

       previously included in other comprehensive income                  (26,778)       (89,587)             -                   178,852

--------------------------------------------------------------------------------------------------------------------------------------------

   Other comprehensive income (loss), net of tax                          (22,297)      (196,873)       (24,030)                  (69,562)

--------------------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                                             $(144,078)     $(299,475)      $ 13,020                $ (423,423)

============================================================================================================================================

EARNINGS (LOSS) PER SHARE

   Basic                                                                $   (0.01)     $   (0.01)      $      -                $    (0.04)

   Diluted                                                              $   (0.01)     $   (0.01)      $      -                $    (0.04)

See Notes to Financial Statements.

                                              THUNDER MOUNTAIN GOLD, INC.

                                            (An Exploration Stage Company)

                                               STATEMENT OF CASH FLOWS

                           FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999 AND DURING

                             THE EXPLORATION AND DEVELOPMENT STAGE (1991 THROUGH 2001)

                                                                                                                    During Exploration

                                                                                                                    And Development Stage

                                                            2001             2000             1999                  (1991 through 2001)

                                                                                               (Restated-See Note 3)  (Restated-See Note 3)

---------------------------------------------------------------------------------------------------------------------------------------

         CASH FLOWS PROVIDED (USED) BY            OPERATING ACTIVITIES

            Net income (loss)                           $(121,782)        $(102,602)       $  37,050                     $ (353,861)

            Non-cash expenses, revenues,

                losses and gains included

                in income:

            Depreciation and

                amortization                                  114             1,830            4,145                         36,099

            Gain on sale of securities

                and assets                                      -           (51,625)        (119,163)                      (212,081)

            Loss on sale of securities

                and assets                                 21,589                 -                -                         21,629

            Net decrease in receivables                         -                 -                -                        124,655

            Net (decrease) in payables                     (6,139)          (11,706)          (2,993)                       (33,958)

---------------------------------------------------------------------------------------------------------------------------------------

                Net Cash Flows Used

                   By Operating Activities               (106,218)         (164,103)         (80,961)                      (417,517)

---------------------------------------------------------------------------------------------------------------------------------------

         CASH FLOWS PROVIDED (USED) BY

            INVESTING ACTIVITIES

            Purchase of investments                       (18,622)          (14,019)        (204,884)                      (354,530)

            Purchase of property and

                equipment                                       -                 -             (594)                       (68,854)

            Proceeds from disposition of

                investments                               122,516           142,481          244,950                        570,917

            Proceeds from disposition of

                assets                                          -             7,000                -                         49,510

---------------------------------------------------------------------------------------------------------------------------------------

            Net Cash Flows Provided

                 By Investing Activities                   103,894           135,462           39,472                        197,043

---------------------------------------------------------------------------------------------------------------------------------------

                                                                                              (Continued)

    See Notes to Financial Statements.

                                              THUNDER MOUNTAIN GOLD, INC.

                                            (An Exploration Stage Company)

                                               STATEMENT OF CASH FLOWS

                           FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999 AND DURING

                             THE EXPLORATION AND DEVELOPMENT STAGE (1991 THROUGH 2001)

                                                                                                                    During Exploration

                                                                                                                   And Development Stage

                                                            2001             2000             1999                  (1991 through 2001)

                                                                                                (Restated-See Note 3)  (Restated-See Note 3)

---------------------------------------------------------------------------------------------------------------------------------------

         CASH FLOWS PROVIDED (USED)

            BY FINANCING ACTIVITIES

            Proceeds from sale of

                 common stock                                    -                 -                -                         60,000

            Reacquisition of common stock                       -                 -                -                            (50)

---------------------------------------------------------------------------------------------------------------------------------------

                Net Cash Flows Provided

                   By Financing Activities                      -                 -                -                         59,950

---------------------------------------------------------------------------------------------------------------------------------------

         NET DECREASE IN CASH                              (2,324)          (28,641)         (41,489)                      (160,524)

         CASH AND CASH EQUIVALENTS,

            BEGINNING OF PERIOD                             7,599            36,240           77,729                        165,799

---------------------------------------------------------------------------------------------------------------------------------------

         CASH AND CASH EQUIVALENTS, END

            OF PERIOD                                    $  5,275          $  7,599         $ 36,240                     $    5,275

========================================================================================================================================

         SUPPLEMENTAL SCHEDULE OF

             NONCASH INVESTING ACTIVITIES

            Exchange of automobile for

                accrued directors fee

                payable                                  $      -          $  7,000         $ 10,000

            Marketable security written

                off as worthless                         $      -          $                $  7,296

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

See Notes to Financial Statements.

                                              THUNDER MOUNTAIN GOLD, INC.

                                            (An Exploration Stage Company)

                                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999 AND DURING

                               THE EXPLORATION AND DEVELOPMENT STAGE (1991 THROUGH 2001)

                                                                                                                      Deficit

                                                                                                                     Accumulated

                                                                                                                        During

                                                                                                                      Exploration

                                                                             Accumulated                                and

                                                                 Additional      Other                     Retained   Development

                                                 Common Stock      Paid-In   Comprehensive    Treasury     Earnings   Stage (1999

                                              Shares      Amount   Capital   Income (Loss)      Stock      (Deficit)  through 2001)     Total

--------------------------------------------------------------------------------------------------------------------------------------------------Balances at December 31, 1998

    (Restated - See Note 3)                 9,727,852    $486,392  $254,222     $173,638     $(24,200)    $(212,793)   $(166,527)     $510,732]

                                                                                                                                      -----------

Unrealized Holding Gains in Marketable

    Securities                                      -           -         -       82,383            -             -           -         82,383

Reclassification Adjustment for Gains

    Included in Net Income                                                      (106,413)                                             (106,413)

Net Loss - 1999 (Restated-See Note 3)               -           -         -            -            -             -      37,050         37,050

                                                                                                                                      -----------Comprehensive Income                                                                                                                    13,020

--------------------------------------------------------------------------------------------------------------------------------------------------Balances at December 31, 1999

    (Restated - See Note 3)                 9,727,852     486,392   254,222      149,608      (24,200)     (212,793)   (129,477)       523,752

                                                                                                                                      -----------Unrealized Holding Loss in Marketable

    Securities                                      -           -         -      (60,186)           -             -           -        (60,186)

Reclassification Adjustment for Gains

    Included in Net Income                                                       (47,100)                                              (47,100)

Reclassification Adjustment for Securities

    Sold With Gains Previously Included in

    Other Comprehensive Income                                                   (89,587)                                              (89,587)

Net Loss - 2000 (Restated - See Note 3)             -           -         -            -            -             -    (102,602)      (102,602)

                                                                                                                                      -----------

Comprehensive (Loss)                                                                                                                  (299,475)

--------------------------------------------------------------------------------------------------------------------------------------------------Balance at December 31, 2000

 (Restated -

     See Note 3)                             9,727,852     486,392   254,222      (47,265)     (24,200)     (212,793)   (232,079)       224,277

Unrealized Holding Loss in Marketable

    Securities                                      -           -         -      (17,108)           -             -                    (17,108)

Reclassification Adjustment for Losses

    Included in Net Income                                                        21,589                                                21,589

Reclassification Adjustment for Securities

    Sold With Gains Previously Included in

    Other Comprehensive Income                                                   (26,778)                                              (26,778)

Net Loss - 2001                                                                                                        (121,782)      (121,782)

                                                                                                                                      -----------

Comprehensive (Loss)                                -           -         -            -            -             -                   (144,079)

--------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2001               9,727,852    $486,392  $254,222     $(69,562)    $(24,200)    $(212,793)  $(353,861)      $ 80,198

================================================================================================================================================

See Notes to Financial Statements.Page 20

                          THUNDER MOUNTAIN GOLD, INC.

                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

       1.        Summary of Significant Accounting Policies

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

                          THUNDER MOUNTAIN GOLD, INC.

                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

       1.        Summary of Significant Accounting Policies (Continued)

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

       2.        Investments

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

            The Company has been liquidating investments to provide cash flow.

            Marketable  securities  are  stated  at  market value.  The market value  is  based  on  quoted  market prices or  other  fair  value estimates provided by third party portfolio managers.  Investments in small local mining companies are stated at estimated fair value and classified as non-current investments.

            The following information is as  of  December  31,  2001, 2000 and

            1999:

                                          2001        2000       1999

            -----------------------------------------------------------

            Aggregate fair value of

               marketable securities   $ 84,142    $231,923   $510,158

            Gross unrealized holding

               gains                          -     (32,808)  (184,798)

            Gross unrealized holding

               losses                    68,652      79,162     34,279

            -----------------------------------------------------------

            Amortized cost basis       $152,794    $278,277   $359,639

            ===========================================================

                          THUNDER MOUNTAIN GOLD, INC.

                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

       2.   Investments - (Continued)

            Changes in current marketable securities for the twelve months ended December 31, 2001, 2000, and 1999, are as follows:

                                          2001        2000       1999

            -----------------------------------------------------------

            Cost, as of January 1      $278,277    $359,639   $277,178

            Purchase of shares                -           -     70,680

            Sales of shares            (125,483)    (94,951)         -

            Dividends and capital

               gains reinvested               -      13,589     11,781

            Unrealized gain (loss),

               As of December 31        (68,652)    (46,354)   150,519

            -----------------------------------------------------------

            Fair market value as of

               December 31             $ 84,142    $231,923   $510,158

            ===========================================================

            Investments consist of the following:

                                        Carrying                Market

                                           Value       Cost      Value

            -----------------------------------------------------------

            December 31, 2001:

            Current investments        $ 84,142    $152,794   $ 84,142

            Other investments               170       1,080        170

            -----------------------------------------------------------

               Total                   $ 84,312    $153,874   $ 84,312

            ===========================================================

            December 31, 2000:

            Current investments        $231,923    $278,277   $231,923

            Other investments               170       1,080   $    170

            -----------------------------------------------------------

               Total                   $232,093    $279,357   $232,093

            ===========================================================

            December 31, 1999:

            Current investments         $510,158    $359,639   $510,158

            Other investments                170       1,080        170

            -----------------------------------------------------------

               Total                    $510,328    $360,719   $510,328

            ===========================================================

          Other investments consist of small stock holdings in several local mining companies.

                          THUNDER MOUNTAIN GOLD, INC.

                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

       3.   Mining Claims and Restated Financial statements

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

       4.   Income Taxes

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

       5.   Uncertainty - Going Concern

            The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity or debt  funding,  sale of the mining claims or production  from  the mining claims.  While  pursing  additional  funding or sale of its mining  claims,  the Company must continue to operate  on  limited cash flow generated from the sale of investments.  The Company has no revenue from operations  and  has experienced recurring losses.

            Management believes that geological,  geophysical, and engineering data have identified mineralized material  in  place on the mining

            claims in commercial quantities to be of value.   The  Company  is

            negotiating with the United States Forest Service through the Land and  Water  Conservation  Funds for sale of its position regarding the mining claims.

                          THUNDER MOUNTAIN GOLD, INC.

                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

       6.   Litigation

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

       7.   Exploration Stage Company

            Management reviewed the  status of the company and determined that the  company  has  been an exploration  stage  company  from  1991

            through  2001.   Accordingly,   the   financial   statements   and

            disclosures report the company as an exploration stage enterprise.

            For  information  on  the  prior  period adjustments regarding the status of the company, see the following note.

       8.   Prior Period Adjustment

            As of December 31, 1998, the company  had  recorded  as  an  asset accumulated  capitalized costs pertaining to its mining claims  of

            $461,934 and accumulated  depletion of $228,229.  This resulted in a net book value for the mining  claims  at  December 31, 1998, of

            $233,705.   Management  reviewed  the  status of the  company  and

            determined that since the company was not  able to report reserves it had no basis for projecting future cash flows and was therefore unable  to  support  the  carrying value of the  costs  previously capitalized.  Accordingly,  the  company  restated  its  financial statements  for  1998,  1999  and 2000, and recorded an impairment loss of $233,705 for 1998 and $5,000  for 2000.  No adjustment was required for 1999.  The adjustment for 1998 increased the loss per share by $.02 and the effect for 2000 was nil.

            Long - lived   assets   are  reviewed   whenever   indicators   of

            impairment are present and  the  undiscounted  cash  flows are not

            sufficient  to  recover  the  related  asset  carrying value.   If

            impairment  exists,  the carrying amount of the long-lived  assets will  be reduced to its  estimated  fair  value,  less  any  costs associated  with  the  final settlement.  As of December 31, 2001,

            there was no impairment of the companies long-lived assets.

                             THUNDER MOUNTAIN GOLD, INC.

                           (An Exploration Stage Company)

                               SUPPLEMENTAL SCHEDULES

               INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULES

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

       April 24, 2002

                                                         THUNDER MOUNTAIN GOLD, INC.

                                                       (An Exploration Stage Company)

                                           SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS

                                                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                               December 31, 2001

-------------------------------------------------------------------------------------------------------------------------------------------

                                             Column A                          Column B      Column C     Column D           Column E

                                                                                                                          Amount at Which

                                                                              Number of       Cost of    Market Value    Issue is Carried

                                              Issuer                            Shares        Shares        Shares       on Balance Sheet

-------------------------------------------------------------------------------------------------------------------------------------------

       Munder Future Technology           Mutual Fund                               799      $ 18,622      $ 17,757          $ 17,757

            Fund Class B

       Pioneer Growth Shares              Mutual Fund                             2,169        42,151        28,356            28,356

            Class B

       Mass Investors Growth Stock Fund   Mutual Fund                             2,496        46,917        30,051            30,051

            Class B

       Midas Gold                         Common Shares                           8,396        45,104         7,978              7,978

-------------------------------------------------------------------------------------------------------------------------------------------

                 Totals                                                          13,860      $152,794      $ 84,142           $ 84,142

-------------------------------------------------------------------------------------------------------------------------------------------

       Other stock ownership in inactive companies  Common Shares               164,500      $  1,080      $    170           $    170

-------------------------------------------------------------------------------------------------------------------------------------------

                 Totals                                                         164,500      $  1,080      $    170           $    170

===========================================================================================================================================

                                                               December 31, 2000

----------------------------------------------------------------------------------------------------------------------------------------

                                             Column A                          Column B      Column C     Column D           Column E

                                                                                                                          Amount at Which

                                                                              Number of       Cost of    Market Value    Issue is Carried

                                              Issuer                            Shares        Shares        Shares       on Balance Sheet

----------------------------------------------------------------------------------------------------------------------------------------

       ML Global Growth                   Mutual Fund                           2,794       $ 44,266      $ 35,405          $ 35,405

          Class B

       Munder Future Technology           Mutual Fund                           3,361         40,005        29,311            29,311

            Fund Class B

       Pioneer Growth Shares              Mutual Fund                           2,169         42,151        35,387            35,387

            Class B

       AIM Value Fund                     Mutual Fund                           2,968         43,502        35,439            35,439

            Class B

       Mass Investors Growth              Mutual Fund                           2,496         46,917        40,187            40,187

            Stock Fund

            Class B

       Barrick Gold Corporation           Common Shares                         3,000         16,332        49,140            49,140

       Midas Gold                         Common Shares                         8,396         45,104         7,054             7,054

----------------------------------------------------------------------------------------------------------------------------------------

                 Totals                                                        25,184       $278,277      $231,923          $231,923

----------------------------------------------------------------------------------------------------------------------------------------

       Other stock ownership in inactive companies  Common Shares             164,500       $  1,080      $    170          $    170

----------------------------------------------------------------------------------------------------------------------------------------

                 Totals                                                       164,500       $  1,080      $    170          $    170

===========================================================================================================================================

                                               THUNDER MOUNTAIN GOLD, INC.

                                               (An Exploration Stage Company)

                                        SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND 1999

              Column A                                                Column B            Column CColumn D    Column E        Column F

                                                                     Balance at                                 Other        Balance at

                                                                     Beginning     Additions                   Changes         End of

                Description                                          Of Period      At Cost    Retirements   Add (Deduct)      Period

--------------------------------------------------------------------------------------------------------------------------------------------

       Year Ended December 31, 2001:

          Office Equipment                                            $  7,141      $      -     $      -      $      -       $  7,141

--------------------------------------------------------------------------------------------------------------------------------------------

            Totals                                                    $  7,141      $      -     $      -      $      -       $  7,141

--------------------------------------------------------------------------------------------------------------------------------------------

       Year Ended December 31, 2000:

          Office Equipment                                            $  7,141      $            $             $              $  7,141

          Automotive                                                    21,893                    (21,893) (3)                       -

--------------------------------------------------------------------------------------------------------------------------------------------

            Totals                                                    $ 29,034      $      -     $(21,893)     $      -       $  7,141

--------------------------------------------------------------------------------------------------------------------------------------------

       Year Ended December 31, 1999:

          Office Equipment                                            $  6,547      $    594 (1) $             $              $  7,141

          Automotive                                                    47,436                    (25,543)                      21,893

--------------------------------------------------------------------------------------------------------------------------------------------

            Totals                                                    $ 53,983      $    594     $(25,543)     $      -       $ 29,034

==========================================================================================================================================

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

                                               THUNDER MOUNTAIN GOLD, INC.

                                              (An Exploration Stage Company)

                                SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND

                                           AMORTIZATION OF PROPERTY AND EQUIPMENT

                                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND 1999

                  Column A                                           Column B             Column CColumn D    Column E        Column F

                                                                     Balance at                                  Other        Balance at

                                                                    Beginning      Additions                   Changes         End of

                Description                                         Of Period       At Cost    Retirements   Add (Deduct)      Period

--------------------------------------------------------------------------------------------------------------------------------------------

       Year Ended December 31, 2001:

          Office Equipment                                           $  6,856       $    114     $      -      $      -       $  6,970

--------------------------------------------------------------------------------------------------------------------------------------------

            Totals                                                   $  6,856       $    114     $      -      $      -       $  6,970

--------------------------------------------------------------------------------------------------------------------------------------------

       Year Ended December 31, 2000:

          Office Equipment                                           $  6,601       $    255     $             $              $  6,856

          Automotive                                                   17,842          1,575      (19,417)                           -

--------------------------------------------------------------------------------------------------------------------------------------------

            Totals                                                   $ 24,443       $  1,830     $(19,417)     $      -       $  6,856

--------------------------------------------------------------------------------------------------------------------------------------------

       Year Ended December 31, 1999:

          Office Equipment                                           $  5,806       $    795     $             $              $  6,601

          Automotive                                                   26,671          3,350      (12,179)                      17,842

--------------------------------------------------------------------------------------------------------------------------------------------

            Totals                                                   $ 32,477       $  4,145     $(12,179)     $      -       $ 24,443

==========================================================================================================================================

Depreciation is calculated using the accelerated depreciation methods with useful lives of three to seven years.

                                               THUNDER MOUNTAIN GOLD, INC.

                                              (An Exploration Stage Company)

                                                 SELECTED FINANCIAL DATA

The following is a summary of selected financial data which indicates trends in registrants financial condition and results of operations.

                                                                              Year Ended December 31,

-----------------------------------------------------------------------------------------------------------------------

Selected Balance Sheet Data                           2001           2000           1999           1998           1997

                                                   (Restated -    (Restated -    (Restated -

                                                     See Note 3)    See Note 3)    See Note 3)

-----------------------------------------------------------------------------------------------------------------------

Current Assets                                    $  89,717       $239,822        $546,491      $530,307        $659,329

Property and Equipment                                  171            285           4,591        21,506         260,018

Non-Current Investments                                 170            170             170           170             170

-----------------------------------------------------------------------------------------------------------------------

Total Assets                                         90,058        240,277         551,252       551,983         919,517

-----------------------------------------------------------------------------------------------------------------------

Current Liabilities                                   9,860         16,000          27,500        41,250          22,500

-----------------------------------------------------------------------------------------------------------------------

Stockholders' Equity                                 80,198        224,277         523,752       510,733         897,017

-----------------------------------------------------------------------------------------------------------------------

Selected Operational Data

-----------------------------------------------------------------------------------------------------------------------

Royalty Revenue                                           -              -               -             -          62,500

-----------------------------------------------------------------------------------------------------------------------

Other Revenue and Gains (Losses)                    (21,151)        67,823         126,817      (216,845)         24,589

-----------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                  (121,782)      (102,602)         37,050      (359,389)         17,250

-----------------------------------------------------------------------------------------------------------------------

Net Income (Loss) Per Share                       $   (0.01)      $  (0.01)       $    NIL      $  (0.04)       $    NIL

-----------------------------------------------------------------------------------------------------------------------

No dividends have been paid by the Company.

                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2001

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

                        FOR THE YEAR ENDED DECEMBER 31, 2001

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

                        FOR THE YEAR ENDED DECEMBER 31, 2001

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

Common  Stock   Dr.  Robin  S.  McRae          91,955 shares of            .95%

                                            record and beneficially

Total of all Officers and Directors:           61,205 shares of           6.29%

                                            record  and  beneficially


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2001

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

(b)  CERTAIN  BUSINESS  RELATIONSHIPS

There have been no unusual business relationships during the last fiscal year of the Registrant between the Registrant or affiliates as described in Item 404 (b)(1-6) of the Regulation S-K.

(c)     INDEBTEDNESS  OF  MANAGEMENT

No Director or executive officer or nominee for Director, or any member of the immediate family of such has been indebted to the Company during the past year.

(d)     TRANSACTIONS  WITH  PROMOTERS

Not  Applicable

                                     PART IV

ITEM 13:  EXHIBIT, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     FINANCIAL  STATEMENTS

Included  in  Part  II  of  this  report.

(b)     REPORTS  ON  FORM  8-K

No  reports on Form 8-K  were filed during the last calendar year 2000.


                              THUNDER MOUNTAIN GOLD, INC.

                                   FORM 10KSB/A

                        FOR THE YEAR ENDED DECEMBER 31, 2001

<r>

ITEM 14.  CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's treasurer and president believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no significant changes in the Company's internal controls or other factors that could  significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

</r>

SIGNATURES

Pursuant  to  the  requirements of Section 143 of the Securities Exchange Act of 1934,  the registrant  has duly  caused  this  report to be signed on its behalf the undersigned, thereunto duly  authorized.

THUNDER  MOUNTAIN  GOLD,  INC.

    /s/ James Collord

By  __________________________________

E.  James  Collord

President  and  Director

Chief  Executive  Officer

Date:  November 14, 2002

Pursuant  to  the  requirements of the Securities Act of 1934 this report signed below  by  the  following  person on   behalf  of  the  Registrant  and  in  the capacities on the date indicated.

    /s/ Robin S. McRae

By  ____________________________________

Robin  S.  McRae

Secretary/Treasurer and

Director and Chief Financial Officer

Date:  November 14, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, E. James Collord, certify that:

1.  I have reviewed this revised annual report on Form 10-KSB/A of Thunder Mountain Gold, Inc;

2.  Based on my knowledge, this revised annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this revised annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this revised annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this revised annual report;

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this revised annual report is being prepared;

     b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this revised annual report (the “Evaluation Date”); and

     c)

presented in this revised annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  I have indicated in this revised annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James Collord

-----------------------------------------

E. James Collord, President, Director and CEO

Date: November 14, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robin S. McRae, certify that:

1.  I have reviewed this revised annual report on Form 10-KSB/A of Thunder Mountain Gold, Inc;

2.  Based on my knowledge, this revised annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this revised annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this revised annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this revised annual report;

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this revised annual report is being prepared;

     b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this revised annual report (the “Evaluation Date”); and

     c)

presented in this revised annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  I have indicated in this revised annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robin S. McRae

-----------------------------------------

Robin  S.  McRae

Secretary/Treasurer and Director and Chief Financial Officer

Date:  November 14, 2002