Form 10KSB
period 2002-12-31
THUNDER MOUNTAIN GOLD INC
filed 2003-04-16
CIK 711034

                        SECURITIES AND EXHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For  the  fiscal  year  ended:  December 31, 2002

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

$0.05 par Value Common                                             None

Non-Assessable  Stock

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:  None

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

Registrant as  of  December  31,  2002  was  $359,930.  This figure is based on estimated bid  price  of  $0.05.

Issued and outstanding  common  capital  stock  as  of  December 31, 2002.

9,727,852  shares  of  common  $0.05  par  value  stock  non  -assessable.

No documents  are  Incorporated  by  reference.

Transitional small  business  disclosure  format:  Yes  [   ]  No  [X]

                                     PART 1

ITEM  1.  DESCRIPTION  OF  BUSINESS

(A)  GENERAL DEVELOPMENT  OF  BUSINESS

The Company was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc. In April, 1978 the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders and changed its name to Thunder Mountain Gold, Inc. with the primary goal to further explore and develop their holdings in the Thunder Mountain Mining District, Valley County, Idaho.  In August 1985, the Company's shareholders approved an increase  in the authorized common stock, $0.05  par value, from 7,500,000 shares to 12,000,000 shares.  Quotations of the bid and ask prices for the stock are published by the Spokane Quotations Service of  Spokane,  Washington.

The Company primary property  at  Thunder  Mountain was  placed into operation  in the  mid-1980s  by  Coeur  'd  Alene  Mines under a net profits arrangement.  Substantial gold and silver production was done by Coeur ‘d Alene from the Sunnyside Deposit by open pit mining and heap leaching.  Coeur 'd Alene ceased production in the early 1990s  and relinquished the claims back to the Company.  Subsequently the property leased to and explored by several other exploration/mining companies, including Kennecott and USMX/Dakota Mining.  A joint venture between the Company and Dewey Mining unified the mining district during this period, and USMX/Dakota Mining expended approximately $5 million to explore the district and define a significant   measured mineral resource on the Dewey property.  Bankruptcy by Dakota Mines provided an opportunity for the Company and Dewey Mining to acquire the consolidated district   for  future   development.   USMX/Dakota Mining   had initiated an Environmental Impact Statement (EIS), additional baseline studies and other permitting requirements to place the Dewey deposit into production.  The Company continued these activities to a limited extent.

During 2000, the Company and their joint venture partner, Dewey Mining Company, entered into an Option Agreement with Trust for Public Lands to purchase the consolidated mining district. The Trust for Public Lands is a nonprofit organization dedicated to the preservation of nature for human enjoyment and well- being.  The Thunder Mountain Mining District is located on a “cherry-stem” within the Frank Church River of No Return Wilderness that was specifically outlined to allow continued development of the historic mining area.  Due to its location, the Company’s land position is a candidate for purchase by the United States Forest Service through the Land and Water Conservation Funds and other appropriations.  The Option recognizes a minimum acceptable value for the measured mineral resource and real property, and if this is not met, the Company maintains the ability to continue development of the property.  All permitting efforts have been placed on hold pending the completion of the initial appraisal, which is expected by mid-2003.  The Option Agreement has been extended beyond the original specified timeframe due to delays in securing an appraiser.  Due to delays in the initiation of the appraisal process, including negotiations with the U.S. Forest Service, the original timeframe of the base agreement were not met.  The agreement was extended and continued in full force by mutual written agreement between The Trust for Public Land and both the Company and Dewey Mining Company.

The Company reduced its land package and associated lease payments required to maintain it’s interest in a platinum group metals property in Nevada.  The Company continued to evaluate natural resource to enhance  Stockholder  equity.

The Company is an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of its properties. Further exploration efforts will likely be required by the Company or lessor before a final evaluation as to the economic and legal feasibility of conducting further operations is determined.

In addition to the patented claims, the Company also owns unpatented mining claims. The validity of unpatented mining claims is dependent upon inherent uncertainties and conditions.  These uncertainties related to such non-record facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, whether the minerals discovered were properly locatable as a lode claims or a placer claim as appropriate, the payment of annual claim holding fees of $100.00 per claim as required by law, and possible conflicts with other claims not determinable from descriptions of record.  In the absence of a discovery of valuable minerals, a mining claim may be open to location by others unless the owner is in actual possession of the claim and making the required annual payments.  No assurance can be given with respect to unpatented mining claims in the exploratory stage that the requisite discovery of a valuable mineral deposit can be made thereon.

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
0
5000
10000 feet

THUNDER MOUNTAIN GOLD - DEWEY MINING COMPANY
LAND POSITION

The Registrant and Dewey Mining Company,an Idaho Corporation,  entered into a joint venture agreement in February 1992 . The joint venture owns outright a total of 50-patented lode-mining claims (735.5 acres total) and 272 unpatented lode claims (5,245 acres total).  With the exception of one small claim block within the Frank Church River of No Return Wilderness (their location pre-dated the wilderness designation), all of the claims are within the “cherry-stem” that forms a corridor into the wilderness.   Mineral development within this cherry-stem is subject to the same regulatory stipulations as the United States Forest Service managed land surrounding the wilderness.  Some of the Company’s claims within the cherry stem are partially within the wilderness area, but these were, for the most part, located as protection of the land position more central to the cherry-stem that either has mineral resources or exploration potential.

Under the terms of the Joint Venture, both Dewey Mining Company and Thunder Mountain Gold joined all resources including patented and unpatented mining claims, mineralized material, water rights and any other right, title and interest on the properties.  All costs connected with the effort of marketing the joint properties to environmental interests, mining companies, or other interested parties are shared on a 50-50 basis.  All properties and expenditures as of the date of the joint venture agreement are considered equal.  All net proceeds generated by, or from the joint properties will be shared on a 50-50 basis.  The joint venture agreement does not create a partnership, and each Party will hold the other harmless from any pre-existing obligation and liabilities.  Dewey Mining Company retained ownership of the existing 500 ton-per-day gravity gojld processing mill, although this facility could be utilized for processing gold-silver mineralization mined from any deposit defined on the joint property.

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

Exploration of the Dewey Deposit has been extensive, with work completed by several exploration and mining companies since the 1970s.  A mineralized resource has been defined using after the completion of 256 drill holes on 100-foot centers with some areas of 50-foot fill in drilling that resulted in 12,275 assay intervals.  Extensive geologic mapping and sampling, with some exploratory drilling, has been done on several other geologic targets within the district.  The current mineralized resource defined at the Dewey Deposit is the result of approximately five million dollars of expenditures by USMX and Dakota Mining, this not counting previous exploration drill data compiled by Placer Amex, Copper Lakes and other companies.  As a result of this work, a mineralized material of 5,390,000 tons averaging 0.047 ounces per ton gold (using a gold price of $400 per ounce) is estimated to be present at the Dewey Deposit.

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

Costs incurred by the Company include property maintenance activities (claim fees, taxes, etc.), appraisal and other costs associated with the potential sale, site security, monitoring and maintenance of reclamation and sediment control features.  All exploration, development and mining activities in the past have been borne by previous operators that had the Thunder Mountain Property under lease arrangement.

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

2.   IRONSIDE PLATINUM GROUP METALS (PGM) PROSPECT, GOODSPRINGS MINING DISTRICT, CLARK COUNTY, NEVADA

The Company has an 50% interest in the 40 BOA unpatented lode claim group in the Goodsprings Mining District in Clark County, Nevada.  The claims are located approximately 25 miles southwest of Las Vegas, Nevada.  Platinum, palladium, silver and gold were produced in this area of the Goodsprings District during the period 1914–1920.  Reported production was approximately 400 ounces of platinum, 900 ounces of palladium, 1,800 ounces of gold, 7,000 ounces of silver and 570,000 pounds of copper.  The land position was secured because of its exploration potential. The Ironside PGM Prospect claims cover a northeast-bearing trend of  PGM ,precious and base metal  occurrences that extends for about three miles along a structural  trend.  During the war effort, minor production of platinum group metals and gold was done in the immediate area of the Registrant's claims.  Geologic mapping and sampling of the property was completed during 2000, and potential exploration targets have been defined.  Several companies that produce platinum group metals have expressed an interest in the claims in the past when the commodity prices were higher.  The unpatented lode BOA claims were held and the Company continued the effort to interest a larger platinum group metals exploration company in the target potential of the holdings

12,000 E.
16,000 E.
R. 57 E.
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

Mineralization occurs in secondary silica (jasperoid) associated with sulfide gossans in a carbonate sequence of Devonian and Lower Mississippian age.  No significant work on the property was conducted during 2002.  Other than access roads, there is no infrastructure on the holdings.  Maintenance of the mining claims consists of payment of the annual claim maintenance fees on unpatented mining claims.  Property taxes are paid on all patented mining claims.

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

ITEM  4:  SUBMISSION  OF  MATTERS  TO  VOTE  ON  SECURITY  HOLDERS.

           No matters were submitted  to  vote  of  the Registrant's security holders during  2002.

                                     PART 11

ITEM  5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A)     MARKET  INFORMATION.

The common stock of the Registrant is traded over-the-counter in Spokane, Washington and  its  bid  and  asked prices are quoted on a daily basis by the Spokane Quotation Service in Spokane, Washington.

            The  bid  prices  for  the Registrant's stock for the years 2002, 2001 and 2000  were  as  follows:

2002                         HIGH                 LOW

                          -----------          -----------

First  Quarter            $     0.10           $     0.04

Second  Quarter           $     0.14           $     0.04

Third  Quarter            $     0.11           $     0.06

Fourth  Quarter           $     0.09           $     0.04

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

Third  Quarter            $     0.10           $     0.10

Fourth  Quarter           $     0.10           $     0.10

BID  PRICES

-----------

(b)     APPROXIMATE  NUMBER  OF  EQUITY  SECURITY  HOLDERS:

          Title of  Class                            No. of Record Holders

----------------------------------                ------------------------------

$0.05  Par  Value                                 2,241 as of December 31, 2002

Common  Stock  Non  -Assessable

(c)     DIVIDEND  HISTORY  AND  RESTRICTIONS

              The Registrant has not paid any dividends, and does not plan to do so in  the foreseeable future as it plans to use its capital to maintain corporate affairs and finalize the potential sale of Thunder Mountain Property.

ITEM  6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF  OPERATION.

(a)     FULL  FISCAL  YEAR.

Liquidity: The Company has a positive cash position and has invested funds in a cash management  mutual  fund.  The Company's cash   and  liquid  assets  are considered adequate to meet its current and foreseeable obligations.  The market value of  some  of  the stock mutual funds decreased substantially during  2002, as well as previous years.  This decrease in value is due to the general decline in the main stock markets in which the Company’s mutual funds were invested. This decrease in value may, in part, be temporary as they will reflect the overall trend of the markets in which the funds are invested in.  Operating costs, of course, will impact the net value of the liquid assets.

The Company has a positive cash-position and maintained its liquid assests in a cash management mutual fund.  The Company’s cash and liquid assets are considered adequate to meet its current and foreseeable corporate obligations.  The Company does not foresee any necessity to raise additional funds during the next twelve month period. Management believes that its invested funds are sufficient to meet corporate expenses incurred during the next 12 months.  The Company has made a financial arrangement with its Joint Venture Partner, Dewey Mining, to carry a majority of the expenses related to the appraisal and other costs associated with the potential sale of the Thunder Mountain property.  These will be reimbursed out of the funds that may be received from the property in the future, or as otherwise arranged between the Company and Dewey Mining.

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

There were no fees paid to any of the Directors during 2002..  Please refer to the financial statements for additional costs and expenditures and other financial information.

Capital Resources:  The Company presently did not acquire any equipment during 2001. The Company does not intend to make any capital expenditures from its funds for property or equipment during the next 12 months.  The Company also does not presently have any plans to raise capital through debt or equity financing.

Results of Operations:  The Company had no production from operations for 2002.  Although additional production units are likely, it is impossible to predict with any certainty when and where the next production unit will be developed.  For that reason, it is impossible to predict the future production units.

For 2002, gross revenues were $-0-.

The Company does not currently have any employees, and does not anticipate any for the upcoming calendar year(s).

ITEM  7:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA

                             THUNDER MOUNTAIN GOLD, INC.

                           (An Exploration Stage Company)

                                FINANCIAL STATEMENTS

                                         AND

                                ACCOUNTANTS’ REPORT

                                  DECEMBER 31, 2002

                              TABLE OF CONTENTS

                                                                Page

       Accountants’ Report                                          14

       Balance Sheet at December 31, 2002 and 2001

          (Unaudited)                                            15-16

       Statement of Operations for the Years Ended

          December 31, 2002, 2001, and 2000 (Unaudited)             17

       Statement of Cash Flows for the Years Ended

          December 31, 2002, 2001, and 2000 (Unaudited)          18-19

       Statement of Changes in Stockholders' Equity for the

          Years Ended December 31, 1991 through December 31,

          2002 (Unaudited)                                       20-22

       Notes to Financial Statements (Unaudited)                 23-27

       Report of Accountants’ on Supplemental Schedules

          (Unaudited)                                               28

       Supplemental Schedules (Unaudited)                      29-33

                                 ACCOUNTANTS’ REPORT

      Board of Directors

      Thunder Mountain Gold, Inc.

      Spokane, Washington

       The  accompanying  Balance  Sheet  of  Thunder Mountain Gold, Inc., (an

       exploration  stage company) as  of  December 31, 2002,  and the related

       Statements  of Operations,  Cash Flows  and  Changes  in  Stockholders’

       Equity for the year then ended were not audited by us and, accordingly,

       we do not express an opinion on them.

       The financial  statements  for  the year ended  December 31, 2001, were audited by  us and we expressed  an unqualified  opinion on them in our report dated  April 24, 2002, but we  have  not  performed any auditing procedures since that dated.

       The accompanying financial statements have  been prepared assuming that

       the  Company  will  continue  as  a  going concern.   As  shown in  the

       accompanying financial statements, the Company has  suffered  recurring losses from operations and the Company’s liabilities exceed its assets.

       These factors raise substantial doubt about its ability to continue  as a going  concern.  Management's  plans in regard to  these  matters are described  in  the  notes  to  the financial statements.  The financial statements do not include  any adjustment  that  might  result from the outcome of this uncertainty.

       April 3, 2003

       Spokane, Washington

                            THUNDER MOUNTAIN GOLD, INC.

                           (An Exploration Stage Company)

                                    BALANCE SHEET

                             DECEMBER 31, 2002 AND 2001

                                       ASSETS

                                                   2002         2001

                                               ------------  ------------

       CURRENT ASSETS:

          Cash and cash equivalents            $       699   $     5,275

          Prepaid expenses                               -           300

          Available-for-sale investments            41,666        84,142

                                               ------------  ------------

            Total Current Assets                    42,365        89,717

                                               ------------  ------------

       AVAILABLE-FOR-SALE INVESTMENTS

           (NON-CURRENT)                               170           170

                                               ------------  ------------

       PROPERTY AND EQUIPMENT

          Office equipment                           7,141         7,141

          Mining claims                                -             -

                                               ------------  ------------

            Total Property and Equipment             7,141         7,141

          Less: Accumulated depreciation             7,039         6,970

                                               ------------  ------------

            Net Property and Equipment                 102           171

                                               ------------  ------------

                                               $    42,637   $    90,058

                                               ============  ============

                         See Notes to Financial Statements.

                                  (Unaudited)

                             THUNDER MOUNTAIN GOLD, INC.

                           (An Exploration Stage Company)

                                    BALANCE SHEET

                             DECEMBER 31, 2002 AND 2001

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   2002         2001

                                               ------------  ------------

       CURRENT LIABILITIES

          Accounts payable                     $    59,858   $     9,860

          Accrued directors and management

            fees                                         -             -

                                               ------------  ------------

            Total Current Liabilities               59,858         9,860

                                               ------------  ------------

       STOCKHOLDERS' EQUITY

          Common stock, $0.05 par value;

            12,000,000 shares authorized;

            9,727,852 and 9,727,852

            shares issued respectively             486,392       486,392

          Additional paid-in capital               254,222       254,222

          Less: 11,700 shares of treasury

            stock, at cost                         (24,200)      (24,200)

          Accumulated other comprehensive

            income (loss)                          (72,642)      (69,562)

          Retained earnings (deficit)             (212,793)     (212,793)

          Deficit accumulated during the

            exploration stage (1991

            through 2002)                         (448,200)     (353,861)

                                               ------------  ------------

                                                   (17,221)       80,198

                                               ------------  ------------

                                               $    42,637   $    90,058

                                               ============  ============

                         See Notes to Financial Statements.

                                  (Unaudited)

                                              THUNDER MOUNTAIN GOLD, INC.

                                            (An Exploration Stage Company)

                                                STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000 AND DURING

THE EXPLORATION STAGE (1991 THROUGH 2002)                                                                               During Exploration

                                                                                                                                Stage

                                                                           2002           2001           2000            (1991 through 2002)

INCOME

   Royalties                                                            $       -      $       -      $       -                $ 328,500

--------------------------------------------------------------------------------------------------------------------------------------------

EXPENSES

   Exploration                                                             65,767         74,614        134,572                   415,928

   Depreciation and depletion                                                  69            114          1,830                    36,168

   Directors' fees and professional services                                  300          6,000         18,000                   364,800

   Legal and accounting                                                    10,550         14,703          6,635                   115,807

   Management and administrative                                            4,461          5,200          9,388                   222,283

--------------------------------------------------------------------------------------------------------------------------------------------

       Total Expenses                                                      81,147        100,631        170,425                 1,154,986

--------------------------------------------------------------------------------------------------------------------------------------------

(LOSS) FROM OPERATIONS                                                    (81,147)      (100,631)      (170,425)                 (826,486)

--------------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME

   Interest and dividend income                                               106            438         16,198                   195,457

   Gain (loss) on sale of securities and assets                           (13,298)       (21,589)        51,625                   182,829

--------------------------------------------------------------------------------------------------------------------------------------------

                                                                          (13,192)       (21,151)        67,823                   378,286

--------------------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE FEDERAL

   INCOME TAXES                                                           (94,339)      (121,782)      (102,602)                 (448,200)

PROVISION FOR INCOME TAXES

   Tax at statutory rates                                                       -              -              -                         -

   Tax benefit                                                                  -              -              -                         -

--------------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                         (94,339)      (121,782)      (102,602)                 (448,200)

--------------------------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

   Unrealized holding gain (loss) arising during the period                (2,084)       (17,108)       (60,186)                  (71,646)

   Reclassification adjustment for (gains)

       losses included in net income                                       13,298         21,589        (47,100)                 (165,554)

   Reclassification adjustment for difference between cost and carrying value of securities sold during the period

       previously included in other comprehensive income                  (14,294)       (26,778)       (89,587)                  164,558

--------------------------------------------------------------------------------------------------------------------------------------------

   Other comprehensive income (loss), net of tax                           (3,080)       (22,297)      (196,873)                  (72,642)

--------------------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                                             $ (97,419)     $(144,079)     $(299,475)               $ (520,842)

============================================================================================================================================

EARNINGS (LOSS) PER SHARE

   Basic                                                                $   (0.01)     $   (0.01)     $   (0.01)               $    (0.05)

   Diluted                                                              $   (0.01)     $   (0.01)     $   (0.01)               $    (0.05)

                                                See Notes to Financial Statements.

                                                         (Unaudited)

                                              THUNDER MOUNTAIN GOLD, INC.

                                            (An Exploration Stage Company)

                                               STATEMENT OF CASH FLOWS

                           FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000 AND DURING

                                    THE EXPLORATION STAGE (1991 THROUGH 2002)

                                                                                                                    During Exploration

                                                                                                                            Stage

                                                            2002             2001             2000                  (1991 through 2002)

---------------------------------------------------------------------------------------------------------------------------------------

         CASH FLOWS PROVIDED (USED) BY

            OPERATING ACTIVITIES

            Net income (loss)                           $ (94,339)        $(121,782)       $(102,602)                    $ (448,200)

            Non-cash expenses, revenues,

                losses and gains included

                in income:

            Depreciation and

                amortization                                   69               114            1,830                         36,168

            Gain on sale of securities

                and assets                                      -                 -          (51,625)                      (212,081)

            Loss on sale of securities

                and assets                                 13,298            21,589                -                         34,927

            Net decrease in receivables                       300                 -                -                        124,955

            Net increase (decrease) in payables            49,998            (6,139)         (11,706)                        16,040

---------------------------------------------------------------------------------------------------------------------------------------

                Net Cash Flows Used

                   By Operating Activities                (30,674)         (106,218)        (164,103)                      (448,191)

---------------------------------------------------------------------------------------------------------------------------------------

         CASH FLOWS PROVIDED (USED) BY

            INVESTING ACTIVITIES

            Purchase of investments                             -           (18,622)         (14,019)                      (354,530)

            Purchase of property and

                equipment                                       -                 -                -                        (68,854)

            Proceeds from disposition of

                investments                                26,098           122,516          142,481                        597,215

            Proceeds from disposition of

                assets                                          -                 -            7,000                         49,310

---------------------------------------------------------------------------------------------------------------------------------------

                Net Cash Flows Provided

                    By Operating Activities                 26,098           103,894          135,462                        223,141

---------------------------------------------------------------------------------------------------------------------------------------

                                                                                              (Continued)

                                                See Notes to Financial Statements.

                                                         (Unaudited)

                                              THUNDER MOUNTAIN GOLD, INC.

                                            (An Exploration Stage Company)

                                               STATEMENT OF CASH FLOWS

                           FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000 AND DURING

                                    THE EXPLORATION STAGE (1991 THROUGH 2002)

                                                                                                                    During Exploration

                                                                                                                           Stage

                                                            2002             2001             2000                  (1991 through 2002)

---------------------------------------------------------------------------------------------------------------------------------------

         CASH FLOWS PROVIDED (USED)

            BY FINANCING ACTIVITIES

            Proceeds from sale of

                 common stock                                    -                 -                -                         60,000

            Reacquisition of common stock                       -                 -                -                            (50)

---------------------------------------------------------------------------------------------------------------------------------------

                Net Cash Flows Provided

                   By Financing Activities                      -                 -                -                         59,950

---------------------------------------------------------------------------------------------------------------------------------------

         NET DECREASE IN CASH                              (4,576)           (2,324)         (28,641)                      (165,100)

         CASH AND CASH EQUIVALENTS,

            BEGINNING OF PERIOD                             5,275             7,599           36,240                        165,799

---------------------------------------------------------------------------------------------------------------------------------------

         CASH AND CASH EQUIVALENTS, END

            OF PERIOD                                    $    699          $  5,275         $ 7,599                     $      699

=======================================================================================================================================

         SUPPLEMENTAL SCHEDULE OF

             NONCASH INVESTING ACTIVITIES

            Exchange of automobile for

                accrued directors fee

                payable                                  $      -          $      -         $  7,000

=======================================================================================================================================

            Marketable security written

                off as worthless                         $      -          $      -         $      -

=======================================================================================================================================

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

                                                         (Unaudited)

                                              THUNDER MOUNTAIN GOLD, INC.

                                            (An Exploration Stage Company)

                                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                             FOR THE YEAR ENDED DECEMBER 31, 1991, THROUGH DECEMBER 31, 2002

                                                                                                                       Deficit

                                                                                                                      Accumulated

                                                                              Accumulated                               During

                                                                  Additional     Other                     Retained   Exploration

                                                 Common Stock      Paid-In   Comprehensive    Treasury     Earnings   Stage (1991

                                              Shares      Amount   Capital   Income (Loss)      Stock      (Deficit)  through 2002)      Total

----------------------------------------------------------------------------------------------------------------------------------------------------Balances at January 1, 1991                 7,776,587    $388,829  $254,285     $            $(24,150)    $  20,002   $                $638,966

Stock previously issued but not recorded

    by transfer agent                           1,265          63       (63)

Stock cancelled                               (50,000)     (2,500)  (10,000)                                                            (12,500)

Net loss - 1991                                                                                                         (82,358)        (82,358)

-------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1991               7,727,852     386,392   244,222                   (24,150)       20,002     (82,358)        544,108

Stock issued for mining contract            1,000,000      50,000                                                                        50,000

Net loss - 1992                                                                                                         (14,718)        (14,718)

-------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1992               8,727,852     436,392   244,222                   (24,150)       20,002     (97,076)        579,390

Stock issued for options exercised          1,000,000      50,000    10,000                                                              60,000

Net loss - 1993                                                                                                         (42,942)        (42,942)

-------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1993               9,727,852     486,392   254,222                   (24,150)       20,002    (140,018)        596,448

Unrealized gain in marketable securities                                         215,803                                                215,803

Cumulative effect of change in accounting

    principle                                                                       (910)                       910

Net loss - 1994                                                                                                         (27,471)        (27,471)

-------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1994               9,727,852     486,392   254,222      214,893      (24,150)       20,912    (167,489)        784,780

Unrealized gain in marketable securities                                         141,801                                                141,801

Net income - 1995                                                                                                        26,367          26,367

-------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1995               9,727,852     486,392   254,222      356,694      (24,150)       20,912    (141,122)        952,948

Unrealized gain in marketable securities                                          12,360                                                 12,360

Net income - 1996                                                                                                        83,029          83,029

-------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996               9,727,852     486,392   254,222      369,054      (24,150)       20,912     (58,093)      1,048,337

Reacquisition of stock                                                                            (50)                                      (50)

Unrealized loss in marketable securities                                        (168,521)                                              (168,521)

Net income - 1997                                                                                                        17,250          17,250

-------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1997               9,727,852     486,392   254,222      200,533      (24,200)       20,912     (40,843)        897,016

                                                                                                                                      (Continued)

                                                See Notes to Financial Statements.

                                                         (Unaudited)

                                              THUNDER MOUNTAIN GOLD, INC.

                                            (An Exploration Stage Company)

                                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                             FOR THE YEAR ENDED DECEMBER 31, 1991, THROUGH DECEMBER 31, 2002

                                                                                                                       Deficit

                                                                                                                      Accumulated

                                                                              Accumulated                               During

                                                                  Additional     Other                     Retained   Exploration

                                                 Common Stock      Paid-In   Comprehensive    Treasury     Earnings   Stage (1991

                                              Shares      Amount   Capital   Income (Loss)      Stock      (Deficit)  through 2002)      Total

----------------------------------------------------------------------------------------------------------------------------------------------------Unrealized loss in marketable securities                                         (26,895)                                              (26,895)

Impairment loss - mining claims                                                                            (233,705)                  (233,705)

Net loss - 1998                                                                                                         (125,684)     (125,684)

Comprehensive (loss)                                                                                                                  (386,284)

-------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1998               9,727,852     486,392   254,222      173,638       (24,200)    (212,793)    (166,527)      510,732

Unrealized loss in marketable securities                                         (24,030)                                              (24,030)

Net income - 1999                                                                                                         37,050        37,050

Comprehensive income                                                                                                                    13,020

-------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1999              $9,727,852    $486,392  $254,222     $149,608      $(24,200)   $(212,793)   $(129,477)     $523,752

=================================================================================================================================================

                                                See Notes to Financial Statements.

                                                         (Unaudited)

                                              THUNDER MOUNTAIN GOLD, INC.

                                            (An Exploration Stage Company)

                                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                             FOR THE YEAR ENDED DECEMBER 31, 1991, THROUGH DECEMBER 31, 2002

                                                                                                                       Deficit

                                                                                                                      Accumulated

                                                                              Accumulated                               During

                                                                  Additional     Other                     Retained   Exploration

                                                 Common Stock      Paid-In   Comprehensive    Treasury     Earnings   Stage (1991

                                              Shares      Amount   Capital   Income (Loss)      Stock      (Deficit)  through 2002)      Total

----------------------------------------------------------------------------------------------------------------------------------------------------Balances at December 31, 1999

    (Restated - See Note 3)                 9,727,852    $486,392  $254,222     $149,608     $(24,200)    $(212,793)   $(129,477)      $523,752

Unrealized Holding Loss in Marketable

    Securities                                                                   (60,186)                                               (60,186)

Reclassification Adjustment for Gains

    Included in Net Income                                                       (47,100)                                               (47,100)

Reclassification Adjustment for Securities

    Sold With Gains Previously Included in

    Other Comprehensive Income                                                   (89,587)                                               (89,587)

Net Loss - 2000 (Restated - See Note 3)                                                                                (102,602)       (102,602)

Comprehensive (Loss)                                                                                                                   (299,475)

----------------------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000 (Restated -

    See Note 3)                             9,727,852     486,392   254,222      (47,265)     (24,200)     (212,793)   (232,079)       224,277

Unrealized Holding Loss in Marketable

    Securities                                                                   (17,108)                                              (17,108)

Reclassification Adjustment for Losses

    Included in Net Income                                                        21,589                                                21,589

Reclassification Adjustment for Securities

    Sold With Gains Previously Included in

    Other Comprehensive Income                                                   (26,778)                                              (26,778)

Net Loss - 2001                                                                                                        (121,782)      (121,782)

Comprehensive (Loss)                                                                                                                  (144,079)

----------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2001               9,727,852     486,392   254,222      (69,562)     (24,200)     (212,793)   (353,861)        80,198

Unrealized Holding Loss in Marketable

    Securities                                                                    (2,084)                                               (2,084)

Reclassification Adjustment for Losses

    Included in Net Income                                                        13,298                                                13,298

Reclassification Adjustment for Securities

    Sold With Gains Previously Included in

    Other Comprehensive Income                                                   (14,294)                                              (14,294)

Net Loss - 2002                                                                                                         (94,339)       (94,339)

Comprehensive (Loss)                                                                                                                   (97,419)

----------------------------------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2002               9,727,852    $486,392  $254,222     $(72,642)    $(24,200)    $(212,793)  $(448,200)      $(17,221)

================================================================================================================================================

                                                See Notes to Financial Statements.

                                                         (Unaudited)

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

                                  (Unaudited)

                          THUNDER MOUNTAIN GOLD, INC.

                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

       1.   Summary of Significant Accounting Policies (Continued)

            Earnings Per Share

            The Company  computes  basic earnings per common share by dividing the net income by the weighted  average  number  of  common shares outstanding  during  the  period.  Diluted earnings per share  are calculated by including all  dilutive potential common shares such as stock options.  Dilutive potential common shares were 9,727,852 in 2002, 2001, and 2000.  No adjustment  to reported net income is required when computing diluted earnings per share.

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

            The following information is as  of  December  31,  2002, 2001 and

            2000:

                                          2002        2001       2000

            -----------------------------------------------------------

            Aggregate fair value of

               marketable securities   $ 41,666    $ 84,142   $231,923

            Gross unrealized holding

               gains                          -           -    (32,808)

            Gross unrealized holding

               losses                    71,732      68,652     79,162

            -----------------------------------------------------------

            Cost basis                 $113,398    $152,794   $278,277

            ===========================================================

                                  (Unaudited)

                          THUNDER MOUNTAIN GOLD, INC.

                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

       2.   Investments - (Continued)

            Changes in current marketable securities for the twelve months ended December 31, 2002, 2001, and 2000, are as follows:

                                          2002        2001       2000

            -----------------------------------------------------------

            Cost, as of January 1      $152,794    $278,277   $359,639

            Purchase of shares                -           -          -

            Sales of shares             (39,396)   (125,483)   (94,951)

            Dividends and capital

               gains reinvested               -           -     13,589

            Unrealized gain (loss),

               As of December 31        (71,732)    (68,652)   (46,354)

            -----------------------------------------------------------

            Fair market value as of

               December 31             $ 41,666    $ 84,142   $231,923

            ===========================================================

            Investments consist of the following:

                                        Carrying                Market

                                           Value       Cost      Value

            -----------------------------------------------------------

            December 31, 2002:

            Current investments        $ 41,666    $113,211   $ 38,642

            Other investments               170       1,080        170

            -----------------------------------------------------------

               Total                   $ 41,836    $114,291   $ 38,812

            ===========================================================

            December 31, 2001:

            Current investments        $ 84,142    $152,794   $ 84,142

            Other investments               170       1,080        170

            -----------------------------------------------------------

               Total                   $ 84,312    $153,874   $ 84,312

            ===========================================================

            December 31, 2000:

            Current investments        $231,923    $278,277   $231,923

            Other investments               170       1,080        170

            -----------------------------------------------------------

               Total                   $232,093    $279,357   $232,093

            ===========================================================

          Other investments consist of small stock holdings in several local mining companies.

                                  (Unaudited)

                          THUNDER MOUNTAIN GOLD, INC.

                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

       3.   Mining Claims and Restated Financial Statements

            Substantially all of the Company's patented and unpatented  claims in  the  Thunder Mountain Mining district were obtained from major stockholders  for  cash or newly issued stock.  The purchase price and capitalized costs  of  the mining claims have been written off and the financial statements  for  2000,  1999, and 1998 have been

            restated   to  reflect  this  adjustment.   The  net   accumulated

            capitalized costs charged to the income statement as an impairment loss for 2000 was $5,000.  No impairment loss was charged to the income statement for 2001 or 2002.

       4.   Income Taxes

            The Company has losses for income tax purposes and accordingly has no income tax provision.

            At December 31, 2002, the Company has  $751,822  in  net operating loss  carry  forward  which  may be used to offset taxable  income generated by operations, which  will  begin expiring in 2004.  The

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

                                  (Unaudited)

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

       7.   Exploration Stage Company

            Management reviewed the  status of the company and determined that the  company  has  been an exploration  stage  company  from  1991

            through  2002.   Accordingly,   the   financial   statements   and

            disclosures report the company as an exploration stage enterprise.

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

            Long - lived   assets   are  reviewed   whenever   indicators   of

            impairment are present and  the  undiscounted  cash  flows are not

            sufficient  to  recover  the  related  asset  carrying value.   If

            impairment  exists,  the carrying amount of the long-lived  assets will  be reduced to its  estimated  fair  value,  less  any  costs associated  with  the  final settlement.  As of December 31, 2002,

            there was no impairment of the companies long-lived assets.

                                  (Unaudited)

                             THUNDER MOUNTAIN GOLD, INC.

                           (An Exploration Stage Company)

                               SUPPLEMENTAL SCHEDULES

                                  (Unaudited)

       The Board of Directors

       Thunder Mountain Gold, Inc.

       Spokane, Washington

       Our report on the financial statements  of Thunder Mountain Gold, Inc.,

       (an  exploration stage company) is included  in  the  Form  10-KSB  and covers the  balance  sheets  as  of December 31, 2002 and 2001, and the

       related  statements  of  operations,  cash   flows   and   changes   in

       stockholders'  equity  for  each  of the three years ended December 31,

       2002, 2001, and 2000.  The following  supplemental  schedules  were not audited by us and, accordingly, we do not express an opinion on them.

            Schedule I -  Marketable Securities - Other Investments

            Schedule V -  Property, Plant, and Equipment

            Schedule VI - Amortization of Property, Plant, and Equipment

       April 3, 2003

                                  (Unaudited)

                                              THUNDER MOUNTAIN GOLD, INC.

                                            (An Exploration Stage Company)

                                SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS

                                      FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                    December 31, 2002

-------------------------------------------------------------------------------------------------------------------------------------------

                                             Column A                          Column B      Column C     Column D           Column E

                                                                                                                          Amount at Which

                                                                              Number of       Cost of    Market Value    Issue is Carried

                                              Issuer                            Shares        Shares        Shares       on Balance Sheet

-------------------------------------------------------------------------------------------------------------------------------------------

       Pioneer Growth Shares              Mutual Fund                             1,100      $ 21,377      $ 9,278          $ 9,278

            Class B

       Mass Investors Growth Stock Fund   Mutual Fund                             2,496        46,917       21,390           21,390

            Class B

       Midas Gold                         Common Shares                           8,396        45,104       10,998           10,998

-------------------------------------------------------------------------------------------------------------------------------------------

                 Totals                                                          11,992      $113,398      $41,666          $41,666

===========================================================================================================================================

       Other stock ownership in

          inactive companies              Common Shares                         164,500      $  1,080      $   170          $   170

-------------------------------------------------------------------------------------------------------------------------------------------

                 Totals                                                         164,500      $  1,080      $   170          $   170

===========================================================================================================================================

                                                                                                    December 31, 2001

-------------------------------------------------------------------------------------------------------------------------------------------

                                             Column A                          Column B      Column C     Column D           Column E

                                                                                                                          Amount at Which

                                                                              Number of       Cost of    Market Value    Issue is Carried

                                              Issuer                            Shares        Shares        Shares       on Balance Sheet

-------------------------------------------------------------------------------------------------------------------------------------------

       Munder Future Technology           Mutual Fund                             799       $ 18,622       $17,757          $17,757

            Fund Class B

       Pioneer Growth Shares              Mutual Fund                           2,169         42,151        28,356           28,356

            Class B

       Mass Investors Growth Stock Fund   Mutual Fund                           2,496         46,917        30,051           30,051

            Class B

       Midas Gold                         Common Shares                         8,396         45,104         7,978            7,978

-------------------------------------------------------------------------------------------------------------------------------------------

                 Totals                                                        13,860       $152,794       $84,142          $84,142

===========================================================================================================================================

       Other stock ownership in

            inactive companies            Common Shares                       164,500       $  1,080       $   170          $   170

-------------------------------------------------------------------------------------------------------------------------------------------

                 Totals                                                       164,500       $  1,080       $   170          $   170

===========================================================================================================================================

                                                         (Unaudited)

                                                             30

                                               THUNDER MOUNTAIN GOLD, INC.

                                               (An Exploration Stage Company)

                                        SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                  FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001, AND 2000

                 Column A                                             Column B     Column C     Column D      Column E        Column F

                                                                     Balance at                                 Other        Balance at

                                                                     Beginning     Additions                   Changes         End of

                Description                                          Of Period      At Cost    Retirements   Add (Deduct)      Period

---------------------------------------------------------------------------------------------------------------------------------------------

       Year Ended December 31, 2002:

          Office Equipment                                            $  7,141      $      -     $      -      $      -       $  7,141

---------------------------------------------------------------------------------------------------------------------------------------------

            Totals                                                    $  7,141      $      -     $      -      $      -       $  7,141

=============================================================================================================================================

       Year Ended December 31, 2001:

          Office Equipment                                            $  7,141      $      -     $      -      $      -       $  7,141

---------------------------------------------------------------------------------------------------------------------------------------------

            Totals                                                    $  7,141      $      -     $      -      $      -       $  7,141

=============================================================================================================================================

       Year Ended December 31, 2000:

          Office Equipment                                            $  7,141      $      -     $      -      $      -       $  7,141

          Automotive                                                    21,893                    (21,893) (1)        -

---------------------------------------------------------------------------------------------------------------------------------------------

            Totals                                                    $ 29,034      $      -     $(21,893)     $      -       $  7,141

=============================================================================================================================================

       (1) Exchange of 1992 Suburban to E. James Collord in lieu of director fees.

                                                         (Unaudited)

                                                             31

                                               THUNDER MOUNTAIN GOLD, INC.

                                              (An Exploration Stage Company)

                              SCHEDULE VI - ACCUMULATED DEPRECIATION, OF PROPERTY AND EQUIPMENT

                                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001, AND 2000

                  Column A                                           Column B       Column C    Column D       Column E        Column F

                                                                    Balance at                                  Other        Balance at

                                                                    Beginning      Additions                   Changes         End of

                Description                                         Of Period       At Cost    Retirements   Add (Deduct)      Period

---------------------------------------------------------------------------------------------------------------------------------------------

       Year Ended December 31, 2002:

          Office Equipment                                           $  6,970       $     69     $      -      $      -       $ 7,039

---------------------------------------------------------------------------------------------------------------------------------------------

            Totals                                                   $  6,970       $     69     $      -      $      -       $ 7,039

=============================================================================================================================================

       Year Ended December 31, 2001:

          Office Equipment                                           $  6,856       $    114     $      -      $      -       $ 6,970

---------------------------------------------------------------------------------------------------------------------------------------------

            Totals                                                   $  6,856       $    114     $      -      $      -       $ 6,970

=============================================================================================================================================

       Year Ended December 31, 2000:

          Office Equipment                                           $  6,601       $    255     $      -      $      -       $ 6,856

          Automotive                                                   17,842          1,575      (19,417)            -             -

---------------------------------------------------------------------------------------------------------------------------------------------

            Totals                                                   $ 24,443       $  1,830     $(19,417)     $      -       $ 6,856

=============================================================================================================================================

Depreciation is calculated using the accelerated depreciation methods with useful lives of three to seven years.

                                                         (Unaudited)

                                                             32

                                               THUNDER MOUNTAIN GOLD, INC.

                                              (An Exploration Stage Company)

                                                 SELECTED FINANCIAL DATA

The following is a summary of selected financial data which indicates trends in registrants financial condition and results of operations.

                                                                              Year Ended December 31,

----------------------------------------------------------------------------------------------------------------------------

Selected Balance Sheet Data                           2002           2001           2000           1999           1998

                                                                                  (Restated -    (Restated -    (Restated -

                                                                                   See Note 3)    See Note 3)    See Note 3)

----------------------------------------------------------------------------------------------------------------------------

Current Assets                                     $ 42,365       $ 89,717        $239,822      $546,491        $530,307

Property and Equipment                                  102            171             285         4,591          21,506

Non-Current Investments                                 170            170             170           170             170

----------------------------------------------------------------------------------------------------------------------------

Total Assets                                         42,637         90,058         240,277       551,252         551,983

----------------------------------------------------------------------------------------------------------------------------

Current Liabilities                                  59,858          9,860          16,000        27,500          41,250

----------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity                                (17,221)        80,198         224,277       523,752         510,733

----------------------------------------------------------------------------------------------------------------------------

Selected Operational Data

----------------------------------------------------------------------------------------------------------------------------

Royalty Revenue                                           -              -               -             -               -

----------------------------------------------------------------------------------------------------------------------------

Other Revenue and Gains (Losses)                    (13,298)       (21,151)         67,823       126,817        (216,845)

----------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                   (94,339)      (121,782)       (102,602)       37,050        (359,389)

----------------------------------------------------------------------------------------------------------------------------

Net Income (Loss) Per Share                        $  (0.01)      $  (0.01)       $  (0.01)     $    NIL        $  (0.04)

============================================================================================================================

No dividends have been paid by the Company.

                                                         (Unaudited)

                                                             33

ITEM  8:  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     During the year ended December 31, 2002 there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial  disclosure.

                                    PART III

ITEM  9:  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

(a)     Identification  of  Directors:

E. James Collord, Age 56 - President and Director - Mr. Collord has been an officer and  Director of the Registrant since 1978.

Robin S. McRae, Age 62 - Secretary/Treasurer and Director - Dr. McRae has been an officer and Director of the Registrant since 1978.

Pete Parsley, Age 42 - Director and Thunder Mountain Project Manager. Mr. Parsley  has been a director since 1999.

Ronald Yanke, Age 64, - Director

(b)     IDENTIFICATION OF EXECUTIVE OFFICERS

     This information  is  contained  in  paragraph  (a)  above.

(c)     FAMILY RELATIONSHIPS

Dr. Robin S. McRae is the cousin of E. James Collord, the President of the Registrant.

(d)     BUSINESS EXPERIENCE

E. James Collord has a Masters of Science degree in exploration geology from the Mackay School of Mines, University of Nevada, Reno.  He has been a mining professional since  1973,  employed  as  a  mill  construction   superintendent, exploration geologist,  mine  construction and reclamation manager, and in environmental and lands management.  He is currently actively employed as Environmental and Land Superintendent at a  large  gold  mine  near  Elko,  Nevada.  He is the grandson of Daniel C. McRae, the original locator of the gold prospects in the Thunder Mountain Gold Mining District.

Robin S.  McRae is a graduate of the Pacific College of Optometry and is a practicing  optometrist.  He is also  the  grandson of Daniel C. McRae, , and  is  the  son  of  Robert J. McRae, author of numerous geological reports  concerning  the  Thunder  Mountain  Mining  District.  His knowledge of mining and related exploratory activities is derived from three generations of ownership of the Sunnyside Group of Claims which the Registrant now owns.

Pete Parsley has a Masters in Science degree in geology form the University of Idaho.  He has been a  mining professional since 1985 with experience in gold exploration,  mine  development,  construction,  reclamation,  and environmental compliance and  permitting.  He has been associated with the Thunder Mountain project since  1985, including being the project manager for the exploration program by USMX/Dakota Mining that defined the Dewey mineralization.

Ron Yanke is a successful Boise-based businessman, including owner of the 59-year old Yanke Machine Shop.   He also is an owner of Yanke Energy (cogeneration plants),  has  timber  interests  and  is part owner of the Dewey Mining Company.

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

     None of the officers and Directors received received any payment for services during 2002:

(b)       BONUSES  AND  DEFERRED  COMPENSATION:

Budgeted  Arrangements:  None

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

ITEM  11:  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

(a)     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

The following are known to the Registrant to be the beneficial owners of more than five percent (5%) of the Registrant's voting securities:

Common  Stock   Ronald  C.  Yanke        1,883,525 shares of          19.36%

                P.O. Box 5405,            record and beneficially

                Boise, ID 83715

Common  Stock  Ellis  J.  Collord          519,500 shares of           5.34%

                                            record and  beneficially

(b)     THE SECURITY HOLDINGS OF MANAGEMENT ARE AS FOLLOWS

Common Stock   Ronald C.  Yanke          1,883,525 shares of          19.36%

                                            record  and  beneficially

Common  Stock  Ellis  J.  Collord          519,500 shares of           5.34%

                                            record and  beneficially

Common  Stock  Dr. Robin  S. McRae         91,955 shares of             .95%

                                          record and beneficially

Total of all Officers and Directors     2,494,980                     25.65%

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

(d)     TRANSACTIONS  WITH  PROMOTERS

     Not Applicable

                                     PART IV

ITEM  13:  EXHIBIT,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM 8-K

(a)     FINANCIAL STATEMENTS

     Included in  Part  II  of  this  report.

(b)   REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed during the last calendar year 2002.

ITEM 14.  CONTROLS AND PROCEDURES

The Registrant’s President and Principal Accounting Officer have evaluated the Registrant’s disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, the Registrant’s President and principal Accounting Officer concluded that the Registrant’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange commission.

There were no significant changes in the Registrant’s internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

SIGNATURES

Pursuant to the requirements of Section 143 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly  authorized.

THUNDER MOUNTAIN  GOLD,  INC.

    /s/ E. James Collord

By  __________________________________

E.  E. James Collord

President and  Director

Chief Executive  Officer

Date:  April 15, 2003

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

    /s/ Robin S. McRae

By  ____________________________________

Robin S.  McRae

Secretary/Treasurer and

Director and Chief Financial

Accounting Officer

Date:  April 15, 2003

CERTIFICATION

I, E. James Collord, certify that:

1.

I have reviewed this annual report on Form 10KSB of Thunder Mountain Gold, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003

___________________________________

E. James Collard, President and  Director

Chief Executive  Officer

CERTIFICATION

I, Robin S. McRae, certify that:

1.

I have reviewed this annual report on Form 10KSB of Thunder Mountain Gold, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003

___________________________________

Robin S.  McRae

Secretary/Treasurer and

Director and Chief Financial Accounting Officer