Form 10KSB/A
period 2001-12-31
THUNDER MOUNTAIN GOLD INC
filed 2003-04-18
CIK 711034

Unknown;

                        SECURITIES AND EXHANGE COMMISSION

                              Washington, DC 20549

                                Form 10-KSB/A

                                  Amendment No. 2

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

        OF  OPERATION.

(a)     FULL  FISCAL  YEAR.

<r>

Liquidity: The Company has a positive cash position with and has invested in a cash management mutual fund.  The Company’s cash and liquid assets are considered adequate to meet its current corporate obligations.  The market value of the stock mutual funds continued to decrease in 2001 as in the previous few years.  This decrease in value is due to the general decline in the main stock markets in which the Company’s mutual funds were invested.  The decrease in value may be temporary, as the value of the mutual funds will reflect the overall trends of the markets in which the funds are invested.  Corporate expenses, which are drawn from the invested funds, will impact the net value of the liquid assets.

The Company has positive cash position and maintained its liquid assets in cash and mutual funds during 2001.  The Company’s cash and liquid assets are considered adequate to meet its current corporate obligations.  The Company does not foresee any necessity to raise additional funds during the next twelve-month period.  Management believes that its funds are sufficient to meet corporate expenses incurred during the next twelve months.  The Company has made a financial arrangement with its Joint Venture partner, Dewey Mining, to carry a majority of the expenses related to the appraisal and other costs associated with the potential sale of the Thunder Mountain property.  These expenditures will be reimbursed out of funds that may be received from the future sale, or as otherwise arranged between the Company and Dewey Mining.

</r>

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


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

ITEM  7:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA

                             THUNDER MOUNTAIN GOLD, INC.

                           (An Exploration Stage Company)

                                FINANCIAL STATEMENT

                                         AND

                            INDEPENDENT AUDITORS' REPORT

                                  DECEMBER 31, 2001


                                  TABLE OF CONTENTS

                                                                Page

       Independent Auditors' Report                                14

       Balance Sheet at December 31, 2001 and 2000               15-16

       Statement of Operations for the Years Ended

          December 31, 2001, 2000, and 1999                         17

       Statement of Cash Flows for the Years Ended

          December 31, 2001, 2000, and 1999                      18-19

       Statement of Changes in Stockholders' Equity for the

          Years Ended December 31, 2001, 2000, and 1999          20-22

       Notes to Financial Statements                             23-27

       Report of Independent Auditors' on Supplemental

          Schedules                                                 28

       Supplemental Schedules                                    29-33


<r>

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

       2001, 2000, 1999, and during the exploration stage (1991 through 2001).

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

       December 31, 2001, 2000, 1999, and during  the  exploration stage (1991 through 2001),  in  conformity  with  accounting  principles  generally accepted in the United States of America.

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

       As  discussed  in  Note  3 to the financial statements,  the  financial statements for the years ended  December 31, 2000, 1999, and 1998, have been restated to reflect  the expensing of mining claims.  The December

       31, 1997, Financial Statements have been restated to reflect the write-

       down of the Midas Gold investment.

       /s/ Moe, O'Shaughnessy, and Associates

       April 24, 2002


                            THUNDER MOUNTAIN GOLD, INC.

                           (An Exploration Stage Company)

                                    BALANCE SHEET

                             DECEMBER 31, 2001 AND 2000

                                       ASSETS

                                                   2001         2000

                                                            (Restated -

                                                             See Note 3)

                                               ------------  ------------

       CURRENT ASSETS:

          Cash and cash equivalents            $     5,275   $     7,599

          Prepaid expenses                             300           300

          Investments                               84,142       231,923

                                               ------------  ------------

            Total Current Assets                    89,717       239,822

       INVESTMENTS - NON-CURRENT                       170           170

       PROPERTY AND EQUIPMENT

          Office equipment                           7,141         7,141

          Mining claims                                -             -

                                               ------------  ------------

            Total Property and Equipment             7,141         7,141

          Less: Accumulated depreciation             6,970         6,856

                                               ------------  ------------

            Net Property and Equipment                 171           285

                                               ------------  ------------

                                               $    90,058   $   240,277

                                               ============  ============

                         See Notes to Financial Statements.


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

       STOCKHOLDERS' EQUITY

          Common stock, $0.05 par value;

            12,000,000 shares authorized;

            9,727,852 and 9,727,852

            shares issued respectively             486,392       486,392

          Additional paid-in capital               254,222       254,222

          Less: 11,700 shares of treasury

            stock, at cost                         (24,200)      (24,200)

          Accumulated other comprehensive income

            (loss)                                 (42,173)      (19,876)

          Retained earnings (deficit)             (212,793)     (212,793)

          Deficit accumulated during the

            exploration stage (1991

            through 2001)                         (381,250)     (259,468)

                                               ------------  ------------

                                                    80,198       224,277

                                               ------------  ------------

                                               $    90,058   $   240,277

                                               ============  ============

                         See Notes to Financial Statements.


                                              THUNDER MOUNTAIN GOLD, INC.

                                            (An Exploration Stage Company)

                                                STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999 AND DURING

THE EXPLORATION STAGE (1991 THROUGH 2001)                                                                               During Exploration

                                                                                                                               Stage

                                                                       2001               2000           1999            (1991 through 2001)

                                                                                       (Restated-See Note 3)    (Restated-See Note 3)

INCOME

---------------------------------------------------------------------------------------------------------------------------------------------

   Royalties                                                            $       -      $       -       $      -                $  328,500

EXPENSES

   Exploration                                                             74,614        134,572         24,781                   350,161

   Depreciation and depletion                                                 114          1,830          4,145                    36,099

   Directors' fees and professional services                                6,000         18,000         25,000                   364,500

   Legal and accounting                                                    14,703          6,635         12,340                   105,257

   Management and administrative                                            5,200          9,388         23,501                   217,822

---------------------------------------------------------------------------------------------------------------------------------------------

       Total Expenses                                                     100,631        170,425         89,767                 1,073,839

---------------------------------------------------------------------------------------------------------------------------------------------

(LOSS) FROM OPERATIONS                                                   (100,631)      (170,425)       (89,767)                 (745,339)

---------------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME

   Interest and dividend income                                               438         16,198          7,654                   195,351

   Gain (loss) on sale of securities and assets                           (21,589)        51,625        119,163                   168,738

---------------------------------------------------------------------------------------------------------------------------------------------

                                                                          (21,151)        67,823        126,817                   364,089

---------------------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE FEDERAL

   INCOME TAXES                                                          (121,782)      (102,602)        37,050                  (381,250)

---------------------------------------------------------------------------------------------------------------------------------------------

PROVISION FOR INCOME TAXES

   Tax at statutory rates                                                       -              -              -                         -

   Tax benefit                                                                  -              -              -                         -

---------------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                        (121,782)      (102,602)        37,050                  (381,250)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

   Unrealized holding gain (loss) arising during the period               (17,108)       (60,186)        82,383                   (42,173)

   Reclassification adjustment for (gains)

       losses included in net income                                       21,589        (47,100)      (106,413)                 (178,852)

   Reclassification adjustment for difference between cost and carrying value of securities sold during the period

       previously included in other comprehensive income                  (26,778)       (89,587)             -                   178,852

---------------------------------------------------------------------------------------------------------------------------------------------

   Other comprehensive income (loss), net of tax                          (22,297)      (196,873)       (24,030)                  (42,173)

---------------------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                                             $(144,078)     $(299,475)      $ 13,020                $ (423,423)

============================================================================================================================================

EARNINGS (LOSS) PER SHARE

   Basic                                                                $   (0.01)     $   (0.01)      $      -                $    (0.04)

   Diluted                                                              $   (0.01)     $   (0.01)      $      -                $    (0.04)

                                            See Notes to Financial Statements.


                                              THUNDER MOUNTAIN GOLD, INC.

                                            (An Exploration Stage Company)

                                               STATEMENT OF CASH FLOWS

                           FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999 AND DURING

                                     THE EXPLORATION STAGE (1991 THROUGH 2001)

                                                                                                                    During Exploration

                                                                                                                            Stage

                                                            2001             2000             1999                  (1991 through 2001)

                                                                         (Restated-See Note 3)  (Restated-See Note 3)

---------------------------------------------------------------------------------------------------------------------------------------

         CASH FLOWS PROVIDED (USED) BY            OPERATING ACTIVITIES

            Net income (loss)                           $(121,782)        $(102,602)       $  37,050                     $ (381,250)

            Non-cash expenses, revenues,

                losses and gains included

                in income:

            Depreciation and

                amortization                                  114             1,830            4,145                         36,099

            Gain on sale of securities

                and assets                                      -           (51,625)        (119,163)                      (212,081)

            Loss on sale of securities

                and assets                                 21,589                 -                -                         49,018

            Net decrease in receivables                         -                 -                -                        124,655

            Net (decrease) in payables                     (6,139)          (11,706)          (2,993)                       (33,958)

---------------------------------------------------------------------------------------------------------------------------------------

                Net Cash Flows Used                   By Operating Activities               (106,218)         (164,103)         (80,961)

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


                                              THUNDER MOUNTAIN GOLD, INC.

                                            (An Exploration Stage Company)

                                               STATEMENT OF CASH FLOWS

                           FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999 AND DURING

                                     THE EXPLORATION STAGE (1991 THROUGH 2001)

                                                                                                                    During Exploration

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


                                              THUNDER MOUNTAIN GOLD, INC.

                                            (An Exploration Stage Company)

                                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                             FOR THE YEAR ENDED DECEMBER 31, 1991, THROUGH DECEMBER 31, 2001

                                                                                                                       Deficit

                                                                                                                      Accumulated

                                                                              Accumulated                               During

                                                                  Additional     Other                     Retained   Exploration

                                                 Common Stock      Paid-In   Comprehensive    Treasury     Earnings   Stage (1991

                                              Shares      Amount   Capital   Income (Loss)      Stock      (Deficit)  through 2002)      Total

----------------------------------------------------------------------------------------------------------------------------------------------------Balances at January 1, 1991                 7,776,587    $388,829  $254,285     $            $(24,150)    $  20,002   $                $638,966

Stock previously issued but not recorded

    by transfer agent                           1,265          63       (63)

Stock cancelled                               (50,000)     (2,500)  (10,000)                                                            (12,500)

Net loss - 1991                                                                                                         (82,358)        (82,358)

-------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1991               7,727,852     386,392   244,222                   (24,150)       20,002     (82,358)        544,108

Stock issued for mining contract            1,000,000      50,000                                                                        50,000

Net loss - 1992                                                                                                         (14,718)        (14,718)

-------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1992               8,727,852     436,392   244,222                   (24,150)       20,002     (97,076)        579,390

Stock issued for options exercised          1,000,000      50,000    10,000                                                              60,000

Net loss - 1993                                                                                                         (42,942)        (42,942)

-------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1993               9,727,852     486,392   254,222                   (24,150)       20,002    (140,018)        596,448

Unrealized gain in marketable securities                                         215,803                                                215,803

Cumulative effect of change in accounting

    principle                                                                       (910)                       910

Net loss - 1994                                                                                                         (27,471)        (27,471)

-------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1994               9,727,852     486,392   254,222      214,893      (24,150)       20,912    (167,489)        784,780

Unrealized gain in marketable securities                                         141,801                                                141,801

Net income - 1995                                                                                                        26,367          26,367

-------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1995               9,727,852     486,392   254,222      356,694      (24,150)       20,912    (141,122)        952,948

Unrealized gain in marketable securities                                          12,360                                                 12,360

Net income - 1996                                                                                                        83,029          83,029

-------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996               9,727,852     486,392   254,222      369,054      (24,150)       20,912     (58,093)      1,048,337

Reacquisition of stock                                                                            (50)                                      (50)

Unrealized loss in marketable securities                                        (141,132)                                              (168,521)

Net loss - 1997                                                                                                         (10,139)         17,250

-------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1997               9,727,852     486,392   254,222      227,922      (24,200)       20,912     (68,232)        897,016

                                                                                                                                      (Continued)

                                            See Notes to Financial Statements.


                                              THUNDER MOUNTAIN GOLD, INC.

                                            (An Exploration Stage Company)

                                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                             FOR THE YEAR ENDED DECEMBER 31, 1991, THROUGH DECEMBER 31, 2001

                                                                                                                       Deficit

                                                                                                                      Accumulated

                                                                              Accumulated                               During

                                                                  Additional     Other                     Retained   Exploration

                                                 Common Stock      Paid-In   Comprehensive    Treasury     Earnings   Stage (1991

                                              Shares      Amount   Capital   Income (Loss)      Stock      (Deficit)  through 2002)      Total

----------------------------------------------------------------------------------------------------------------------------------------------------Unrealized loss in marketable securities                                         (26,895)                                              (26,895)

Impairment loss - mining claims                                                                            (233,705)                  (233,705)

Net loss - 1998                                                                                                         (125,684)     (125,684)

Comprehensive (loss)                                                                                                                  (386,284)

-------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1998               9,727,852     486,392   254,222      201,027       (24,200)    (212,793)    (193,916)      510,732

Unrealized loss in marketable securities                                         (24,030)                                              (24,030)

Net income - 1999                                                                                                         37,050        37,050

Comprehensive income                                                                                                                    13,020

-------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1999              $9,727,852    $486,392  $254,222     $176,997      $(24,200)   $(212,793)   $(156,866)     $523,752

=================================================================================================================================================

                                            See Notes to Financial Statements.


                                              THUNDER MOUNTAIN GOLD, INC.

                                            (An Exploration Stage Company)

                                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                             FOR THE YEAR ENDED DECEMBER 31, 1991, THROUGH DECEMBER 31, 2001

                                                                                                                       Deficit

                                                                                                                      Accumulated

                                                                              Accumulated                               During

                                                                  Additional     Other                     Retained   Exploration

                                                 Common Stock      Paid-In   Comprehensive    Treasury     Earnings   Stage (1991

                                              Shares      Amount   Capital   Income (Loss)      Stock      (Deficit)  through 2002)      Total

----------------------------------------------------------------------------------------------------------------------------------------------------Balances at December 31, 1999    (Restated - See Note 3)                 9,727,852    $486,392  $254,222     $176,997     $(24,200)    $(212,793)

   $(156,866)      $523,752

Unrealized Holding Loss in Marketable

    Securities                                                                   (60,186)                                               (60,186)

Reclassification Adjustment for Gains

    Included in Net Income                                                       (47,100)                                               (47,100)

Reclassification Adjustment for Securities

    Sold With Gains Previously Included in

    Other Comprehensive Income                                                   (89,587)                                               (89,587)

Net Loss - 2000 (Restated - See Note 3)                                                                                (102,602)       (102,602)

Comprehensive (Loss)                                                                                                                   (299,475)

----------------------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000 (Restated -

    See Note 3)                             9,727,852     486,392   254,222      (19,876)     (24,200)     (212,793)   (259,468)       224,277

Unrealized Holding Loss in Marketable

    Securities                                                                   (17,108)                                              (17,108)

Reclassification Adjustment for Losses

    Included in Net Income                                                        21,589                                                21,589

Reclassification Adjustment for Securities

    Sold With Gains Previously Included in

    Other Comprehensive Income                                                   (26,778)                                              (26,778)

Net Loss - 2001                                                                                                        (121,782)      (121,782)

Comprehensive (Loss)                                                                                                                  (144,079)

----------------------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2001               9,727,852     486,392   254,222      (42,173)     (24,200)     (212,793)   (381,250)        80,198

====================================================================================================================================================

                                            See Notes to Financial Statements.

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


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

            The following information is as  of  December  31,  2001, 2000 and

            1999:

                                          2001        2000       1999

            -----------------------------------------------------------

            Aggregate fair value of

               marketable securities   $ 84,142    $231,923   $510,158

            Gross unrealized holding

               gains                          -     (32,808)  (184,798)

            Gross unrealized holding

               losses                    41,263      51,773      6,890

            -----------------------------------------------------------

            Cost basis                 $125,405    $250,888   $332,250

            ===========================================================


                          THUNDER MOUNTAIN GOLD, INC.

                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

       2.   Investments - (Continued)

            Changes in current marketable securities for the twelve months ended December 31, 2001, 2000, and 1999, are as follows:

                                          2001        2000       1999

            -----------------------------------------------------------

            Cost, as of January 1      $250,888    $332,250   $249,789

            Purchase of shares                -           -     70,680

            Sales of shares            (125,483)    (94,951)         -

            Dividends and capital

               gains reinvested               -      13,589     11,781

            Unrealized gain (loss),

               As of December 31        (41,263)    (18,965)   177,908

            -----------------------------------------------------------

            Fair market value as of

               December 31             $ 84,142    $231,923   $510,158

            ===========================================================

            Investments consist of the following:

                                        Carrying                Market

                                           Value       Cost      Value

            -----------------------------------------------------------

            December 31, 2001:

            Current investments        $ 84,142    $125,405   $ 84,142

            Other investments               170       1,080        170

            -----------------------------------------------------------

               Total                   $ 84,312    $126,485   $ 84,312

            ===========================================================

            December 31, 2000:

            Current investments        $231,923    $250,888   $231,923

            Other investments               170       1,080   $    170

            -----------------------------------------------------------

               Total                   $232,093    $251,968   $232,093

            ===========================================================

            December 31, 1999:

            Current investments         $510,158    $332,250   $510,158

            Other investments                170       1,080        170

            -----------------------------------------------------------

               Total                    $510,328    $333,330   $510,328

            ===========================================================

            Other investments consist of small stock holdings in several local mining companies.


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


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

            As  of December  31,  1997,  the  Company  restated  its financial statements  for  a  write-down  of  the  Midas  Gold Investment of

            $27,389 as a decline in fair value that was other than temporary.

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


                             THUNDER MOUNTAIN GOLD, INC.

                           (An Exploration Stage Company)

                               SUPPLEMENTAL SCHEDULES


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


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

                                      FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                               December 31, 2001

-------------------------------------------------------------------------------------------------------------------------------------------

                                             Column A                          Column B      Column C     Column D           Column E

                                                                                                                          Amount at Which

                                                                              Number of       Cost of    Market Value    Issue is Carried

                                              Issuer                            Shares        Shares        Shares       on Balance Sheet

-------------------------------------------------------------------------------------------------------------------------------------------

       Munder Future Technology           Mutual Fund                               799      $ 18,622      $ 17,757          $ 17,757

            Fund Class B

       Pioneer Growth Shares              Mutual Fund                             2,169        42,151        28,356            28,356

            Class B

       Mass Investors Growth Stock Fund   Mutual Fund                             2,496        46,917        30,051            30,051

            Class B

       Midas Gold                         Common Shares                           8,396        17,715         7,978              7,978

-------------------------------------------------------------------------------------------------------------------------------------------

                 Totals                                                          13,860      $125,405      $ 84,142           $ 84,142

-------------------------------------------------------------------------------------------------------------------------------------------

       Other stock ownership in inactive companies  Common Shares               164,500      $  1,080      $    170           $    170

-------------------------------------------------------------------------------------------------------------------------------------------

                 Totals                                                         164,500      $  1,080      $    170           $    170

===========================================================================================================================================

                                                               December 31, 2000

----------------------------------------------------------------------------------------------------------------------------------------

                                             Column A                          Column B      Column C     Column D           Column E

                                                                                                                          Amount at Which

                                                                              Number of       Cost of    Market Value    Issue is Carried

                                              Issuer                            Shares        Shares        Shares       on Balance Sheet

----------------------------------------------------------------------------------------------------------------------------------------

       ML Global Growth                   Mutual Fund                           2,794       $ 44,266      $ 35,405          $ 35,405

          Class B

       Munder Future Technology           Mutual Fund                           3,361         40,005        29,311            29,311

            Fund Class B

       Pioneer Growth Shares              Mutual Fund                           2,169         42,151        35,387            35,387

            Class B

       AIM Value Fund                     Mutual Fund                           2,968         43,502        35,439            35,439

            Class B

       Mass Investors Growth              Mutual Fund                           2,496         46,917        40,187            40,187

            Stock Fund

            Class B

       Barrick Gold Corporation           Common Shares                         3,000         16,332        49,140            49,140

       Midas Gold                         Common Shares                         8,396         17,715         7,054             7,054

----------------------------------------------------------------------------------------------------------------------------------------

                 Totals                                                        25,184       $250,888      $231,923          $231,923

----------------------------------------------------------------------------------------------------------------------------------------

       Other stock ownership in inactive companies  Common Shares             164,500       $  1,080      $    170          $    170

----------------------------------------------------------------------------------------------------------------------------------------

                 Totals                                                       164,500       $  1,080      $    170          $    170

===========================================================================================================================================

                                            See Notes to Financial Statements.


                                               THUNDER MOUNTAIN GOLD, INC.

                                               (An Exploration Stage Company)

                                        SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND 1999

              Column A                                                Column B            Column CColumn D    Column E        Column F

                                                                     Balance at                                 Other        Balance at

                                                                     Beginning     Additions                   Changes         End of

                Description                                          Of Period      At Cost    Retirements   Add (Deduct)      Period

---------------------------------------------------------------------------------------------------------------------------------------------

       Year Ended December 31, 2001:

          Office Equipment                                            $  7,141      $      -     $      -      $      -       $  7,141

---------------------------------------------------------------------------------------------------------------------------------------------

            Totals                                                    $  7,141      $      -     $      -      $      -       $  7,141

---------------------------------------------------------------------------------------------------------------------------------------------

       Year Ended December 31, 2000:

          Office Equipment                                            $  7,141      $            $             $              $  7,141

          Automotive                                                    21,893                    (21,893) (3)                       -

---------------------------------------------------------------------------------------------------------------------------------------------

            Totals                                                    $ 29,034      $      -     $(21,893)     $      -       $  7,141

---------------------------------------------------------------------------------------------------------------------------------------------

       Year Ended December 31, 1999:

          Office Equipment                                            $  6,547      $    594 (1) $             $              $  7,141

          Automotive                                                    47,436                    (25,543)                      21,893

---------------------------------------------------------------------------------------------------------------------------------------------

            Totals                                                    $ 53,983      $    594     $(25,543)     $      -       $ 29,034

=============================================================================================================================================

       (1) Purchase of copier.       (2) Exchange of 1996 Subaru to Jim Collord Sr. in lieu of director fees.

       (3) Exchange of 1992 Suburban to E. James Collord in lieu of director fees.

                                            See Notes to Financial Statements.


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

                                SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND

                                           AMORTIZATION OF PROPERTY AND EQUIPMENT

                                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND 1999

                  Column A                                           Column B             Column CColumn D    Column E        Column F

                                                                    Balance at                                  Other        Balance at

                                                                    Beginning      Additions                   Changes         End of

                Description                                         Of Period       At Cost    Retirements   Add (Deduct)      Period

---------------------------------------------------------------------------------------------------------------------------------------------

       Year Ended December 31, 2001:

          Office Equipment                                           $  6,856       $    114     $      -      $      -       $  6,970

---------------------------------------------------------------------------------------------------------------------------------------------

            Totals                                                   $  6,856       $    114     $      -      $      -       $  6,970

---------------------------------------------------------------------------------------------------------------------------------------------

       Year Ended December 31, 2000:

          Office Equipment                                           $  6,601       $    255     $             $              $  6,856

          Automotive                                                   17,842          1,575      (19,417)                           -

---------------------------------------------------------------------------------------------------------------------------------------------

            Totals                                                   $ 24,443       $  1,830     $(19,417)     $      -       $  6,856

---------------------------------------------------------------------------------------------------------------------------------------------

       Year Ended December 31, 1999:

          Office Equipment                                           $  5,806       $    795     $             $              $  6,601

          Automotive                                                   26,671          3,350      (12,179)                      17,842

---------------------------------------------------------------------------------------------------------------------------------------------

            Totals                                                   $ 32,477       $  4,145     $(12,179)     $      -       $ 24,443

=============================================================================================================================================

Depreciation is calculated using the accelerated depreciation methods with useful lives of three to seven years.

                                            See Notes to Financial Statements.


                                               THUNDER MOUNTAIN GOLD, INC.

                                              (An Exploration Stage Company)

                                                 SELECTED FINANCIAL DATA

The following is a summary of selected financial data which indicates trends in registrants financial condition and results of operations.

                                                                              Year Ended December 31,

----------------------------------------------------------------------------------------------------------------------------

Selected Balance Sheet Data                           2001           2000           1999           1998           1997

                                                   (Restated -    (Restated -    (Restated -

                                                     See Note 3)    See Note 3)    See Note 3)

----------------------------------------------------------------------------------------------------------------------------

Current Assets                                    $  89,717       $239,822        $546,491      $530,307        $659,329

Property and Equipment                                  171            285           4,591        21,506         260,018

Non-Current Investments                                 170            170             170           170             170

----------------------------------------------------------------------------------------------------------------------------

Total Assets                                         90,058        240,277         551,252       551,983         919,517

----------------------------------------------------------------------------------------------------------------------------

Current Liabilities                                   9,860         16,000          27,500        41,250          22,500

----------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity                                 80,198        224,277         523,752       510,733         897,017

----------------------------------------------------------------------------------------------------------------------------

Selected Operational Data

----------------------------------------------------------------------------------------------------------------------------

Royalty Revenue                                           -              -               -             -          62,500

----------------------------------------------------------------------------------------------------------------------------

Other Revenue and Gains (Losses)                    (21,151)        67,823         126,817      (216,845)         (2,800)

----------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                  (121,782)      (102,602)         37,050      (359,389)        (10,139)

----------------------------------------------------------------------------------------------------------------------------

Net Income (Loss) Per Share                       $   (0.01)      $  (0.01)       $    NIL      $  (0.04)       $    NIL

----------------------------------------------------------------------------------------------------------------------------

No dividends have been paid by the Company.

                                            See Notes to Financial Statements.

</r>

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

(d)     TRANSACTIONS  WITH  PROMOTERS

Not  Applicable

                                     PART IV

ITEM 13:  EXHIBIT, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     FINANCIAL  STATEMENTS

Included  in  Part  II  of  this  report.

(b)     REPORTS  ON  FORM  8-K

No  reports on Form 8-K  were filed during the last calendar year 2000.


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

Date: April 18, 2003

Pursuant  to  the  requirements of the Securities Act of 1934 this report signed below  by  the  following  person on   behalf  of  the  Registrant  and  in  the capacities on the date indicated.

    /s/ Robin S. McRae

By  ____________________________________

Robin  S.  McRae

Secretary/Treasurer and

Director and Chief Financial Officer

Date: April 18, 2003

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

Date: April 18, 2003

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

Date: April 18, 2003