Form 10QSB
period 2003-03-31
THUNDER MOUNTAIN GOLD INC
filed 2003-05-15
CIK 711034

                    SECURITIES  AND  EXCHANGE  COMMISSION

                           Washington,  D.C.  20549

                                 FORM  10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES

       EXCHANGE  ACT  OF  1934

       For  the  quarterly  period  ended  March  31,  2003

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


                        THUNDER  MOUNTAIN  GOLD,  INC.

                               FORM  10-QSB

             FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2003

                   PART  I.  -  FINANCIAL  INFORMATION

The  Registrant falls within the  provisions  of  Rule  13a-13(c)(2)  of  the

Securities Exchange Act  of 1934, as amended, and claims exemption thereunder from  the  requirement  to  file  Part  I.

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company's periodic SEC filings.

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

THUNDER  MOUNTAIN  GOLD,  INC.

(Registrant)

By:  /s/ E. James Collord

    -----------------------------------             Date:  May 14,  2003

E.  James  Collord

President  and  Director

Chief  Executive  Officer

By: /s/ Robin S. McRae

    -----------------------------------             Date:  May 14,  2003

Robin  S.  McRae

Secretary/Treasurer  and

Director  and  Chief  Financial

Accounting  Officer

CERTIFICATION

I, E. James Collord, certify that:

1.

I have reviewed this quarterly report on Form 10QSB of Thunder Mountain Gold, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003

/s/ E. James Collard

___________________________________

E. James Collard, President and  Director

Chief Executive  Officer

CERTIFICATION

I, Robin S. McRae, certify that:

1.

I have reviewed this quarterly report on Form 10QSB of Thunder Mountain Gold, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003

/s/ Robin S. McRae

___________________________________

Robin S.  McRae

Secretary/Treasurer and

Director and Chief Financial Accounting Officer