Form 10KSB/A
period 2003-03-31
THUNDER MOUNTAIN GOLD INC
filed 2003-06-02
CIK 711034

Unknown;BJR;Barbara J. Ray;none;

                        SECURITIES AND EXHANGE COMMISSION

                              Washington, DC 20549

                                  Form 10-KSB/A

                                   Amendment #1

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

Under the terms of the Joint Venture, both Dewey Mining Company and Thunder Mountain Gold joined all resources including patented and unpatented mining claims, mineralized material, water rights and any other right, title and interest on the properties.  All costs connected with the effort of marketing the joint properties to environmental interests, mining companies, or other interested parties are shared on a 50-50 basis.  All properties and expenditures as of the date of the joint venture agreement are considered equal.  All net proceeds generated by, or from the joint properties will be shared on a 50-50 basis.  The joint venture agreement does not create a partnership, and each Party will hold the other harmless from any pre-existing obligation and liabilities.  Dewey Mining Company retained ownership of the existing 500 ton-per-day gravity gold processing mill, although this facility could be utilized for processing gold-silver mineralization mined from any deposit defined on the joint property.

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

2.   IRONSIDE PLATINUM GROUP METALS (PGM) PROSPECT, GOODSPRINGS MINING DISTRICT, CLARK COUNTY, NEVADA

The Company has an 50% interest in the 40 BOA unpatented lode claim group in the Goodsprings Mining District in Clark County, Nevada.  The claims are located approximately 25 miles southwest of Las Vegas, Nevada.  Platinum, palladium, silver and gold were produced in this area of the Goodsprings District during the period 1914–1920.  Reported production was approximately 400 ounces of platinum, 900 ounces of palladium, 1,800 ounces of gold, 7,000 ounces of silver and 570,000 pounds of copper.  The land position was secured because of its exploration potential. The Ironside PGM Prospect claims cover a northeast-bearing trend of PGM ,precious and base metal  occurrences that extends for about three miles along a structural  trend.  During the war effort, minor production of platinum group metals and gold was done in the immediate area of the Registrant's claims.  Geologicmapping and sampling of the property was completed during 2000, and potential exploration targets have been defined.  Several companies that produce platinum group metals have expressed an interest in the claims in the past when the commodity prices were higher.  The unpatented lode BOA claims were held and the Company continued the effort to interest a larger platinum group metals exploration company in the target potential of the holdings.

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

.<r>

The Company has a positive cash-position and maintained its liquid assets in a cash management mutual fund.  The Company’s cash and liquid assets are considered adequate to meet its current and foreseeable corporate obligations.  The Company does not foresee any necessity to raise additional funds during the next twelve month period, except for a loan advance pursuant to a verbal agreement with Dewey Mining to defray various appraisal and property maintenance costs on the joint venture properties. Management believes that its invested funds are sufficient to meet corporate expenses incurred during the next 12 months.  The Company has made a financial arrangement with its Joint Venture Partner, Dewey Mining, to carry a majority of the expenses related to the appraisal and other costs associated with the potential sale of the Thunder Mountain property.  These will be reimbursed out of the funds that may be received from the property in the future, or as otherwise arranged between the Company and Dewey Mining. During 2002, Dewey Mining had covered Company expenses of $55,972 related to property maintenance and appraisal costs.  Through 2002, the arrangement between the Company and Dewey Mining was a verbal agreement, but will be subject to a written agreement by mid-2003.  The terms of the written agreement will include an 8% interest accrual on monies advanced, with interest commencing the date of the agreement.

Expenses for the ensuing year will be incurred for continued maintenance and sales efforts of the Thunder Mountain property, including claim holding fees, site watchman, acquisition of third-party claims, appraisal costs, travel, consultants associated with appraisal efforts, joint water rights litigation, legal review of efforts of sale corporate management fees and administrative costs.  It is anticipated that no Directors and discretionary managerial fees will not be paid during the upcoming year due to the low cash position of the Company.  The geologic, professional and other technical expertise utilized in Company efforts are generally done by the Directors, who are adequately qualified.  Several outside consultants are also utilized, including Dr. Wayne Kemp, PhD Geologist, Dr. Dave Wahl, PhD Geologists, Donald E. Howell, ARA, State Certified Appraiser – Utah and Idaho.  Daily rates for the geologic consultants range from $300 per day to $600 per day, plus expenses.  Donald Howell appraisal work is done on a contractual basis with TPL. Most of these costs are borne equally by the Company and Dewey Mining per the joint venture agreement.  It is anticipated that the appraisal and sale efforts with TPL will advance significantly during 2003. Exploration efforts will be limited to the evaluation of opportunities that may be presented to the Company. The Company did not engage in any research and development activities during fiscal 2001.

There were no fees paid to any of the Directors during 2002.  Please refer to the financial statements for additional costs and expenditures and other financial information.

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

For 2002, gross revenues were $-0-.

The Company does not currently have any employees, and does not anticipate any for the upcoming calendar year(s).  The Directors conduct most of the work related to corporate business on a non-paying basis at the current time.  Occasionally, outside consultants are utilized per the above discussion.

</r>

ITEM  7:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA

Revised financial statements will be filed via amendment.

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

(d)     TRANSACTIONS  WITH  PROMOTERS

     Not Applicable

                                     PART IV

ITEM  13:  EXHIBIT,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM 8-K

(a)     FINANCIAL STATEMENTS

     Included in  Part  II  of  this  report.

(b)   REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed during the last quarter of calendar year 2002.

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

Date:  May 30, 2003

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

    /s/ Robin S. McRae

By  ____________________________________

Robin S.  McRae

Secretary/Treasurer and

Director and Chief Financial

Accounting Officer

Date:  May 30, 2003

CERTIFICATION

I, E. James Collord, certify that:

1.

I have reviewed this annual report on Form 10KSB/A of Thunder Mountain Gold, Inc.;

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

Dated: May 30, 2003

___________________________________

E. James Collard, President and  Director

Chief Executive  Officer

CERTIFICATION

I, Robin S. McRae, certify that:

1.

I have reviewed this annual report on Form 10KSB/A of Thunder Mountain Gold, Inc.;

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

Dated: May 30, 2003

___________________________________

Robin S.  McRae

Secretary/Treasurer and

Director and Chief Financial Accounting Officer