Form 10QSB
period 2003-06-30
THUNDER MOUNTAIN GOLD INC
filed 2003-08-15
CIK 711034

                    SECURITIES  AND  EXCHANGE  COMMISSION

                           Washington,  D.C.  20549

                                 FORM  10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES

       EXCHANGE  ACT  OF  1934

       For  the  quarterly  period  ended  June 30, 2003

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


                        THUNDER  MOUNTAIN  GOLD,  INC.

                               FORM  10-QSB

             FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE 30, 2003

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

          NONE

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

          NONE

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          NONE

ITEM  5     OTHER  INFORMATION

          NONE

Item 6. Exhibits and Reports on Form 8K.

(a)

  Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) Reports on Form 8K. – The registrant filed no reports on 8K during the period ended June 30, 2003.

***************************************************************************

                                SIGNATURES

***************************************************************************

In accordance with Section 13 or 15(d) of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly  authorized.

THUNDER  MOUNTAIN  GOLD,  INC.

(Registrant)

By:  /s/ E. James Collord

    -----------------------------------             Date:  August 14,  2003

E.  James  Collord

President  and  Director

Chief  Executive  Officer

By: /s/ Robin S. McRae

    -----------------------------------             Date:  August 14,  2003

Robin  S.  McRae

Secretary/Treasurer  and

Director  and  Chief  Financial

Accounting  Officer