Form 10QSB
period 2003-09-30
THUNDER MOUNTAIN GOLD INC
filed 2003-11-12
CIK 711034

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

FORM  10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934                                                                   For the quarterly period ended September 30, 2003

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934                                                                   For the transition period from                               to

Commission  file  number:  001-08429

THUNDER MOUNTAIN GOLD, INC.

___________________________________________________________________________________________________

(Exact name of registrant as specified in its charter)

State of Washington

91-1031075

___________________________________________________________________________________________________

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

3605  E. 16th Avenue

Spokane,  Washington

99223

___________________________________________________________________________________________________

(Address of principal executive offices)

(Zip Code)

509-535-6092

___________________________________________________________________________________________________

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

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

THUNDER MOUNTAIN GOLD, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

ITEM 6   EXHIBITS AND REPORTS ON FORM 8K.

(a)

Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) Reports on Form 8K. – The registrant filed no reports on 8K during the period ended September 30, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly  authorized.

THUNDER  MOUNTAIN  GOLD,  INC.

________________________________________________________________________________________________

(Registrant)

By:  /s/ E. James Collord

-----------------------------------             Date:  October 24,  2003

E. James Collord

President and Director

Chief Executive Officer

By: /s/ Robin S. McRae

-----------------------------------             Date:  October 24,  2003

Robin S. McRae

Secretary/Treasurer and

Director and Chief Financial

Accounting Officer