Form 10KSB
period 2003-12-31
THUNDER MOUNTAIN GOLD INC
filed 2004-04-14
CIK 711034

OMB APPROVAL
OMB Number: 3235-0042
Expires: April 30, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2003

Commission File Number:  001-08429

THUNDER MOUNTAIN GOLD, INC.

(Exact name of Registrant as specified in its charter)

                   Idaho

           91-1031075

(State or other jurisdiction of

(IRS identification No.)

incorporation  or  organization)

With copies to:
E. James Collord
3605 E. 16th Avenue	1239 Parkview Drive
Spokane, Washington 99223	Elko, Nevada 89801
(509) 535-6092	(775) 738-9826
(Address of Principal Executive Offices) (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

      Title of each Class

Name of Exchange on which Registered

$0.05 par Value Common

                           None

Non-Assessable Stock

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is met contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [  ] Not Applicable [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2003 was 1,079,790. This figure is based on estimated bid price of $0.15.

Issued and outstanding common capital stock as of December 31, 2003:  9,727,852 shares of common $0.05 par value stock non -assessable.

No documents are Incorporated by reference.

Transitional small business disclosure format: Yes [  ] No [X]

SEC 2337 (12-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2003

Table of Contents

Page No.

Forward-Looking Statements

3

Part I

Item 1.

Description of Business.

4

Item 2.

Description of Properties.

9

Item 3.

Legal Proceedings.

10

Item 4.

Submission of Matters to a Vote of Security Holders

10

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

10

Item 6.

Management's Discussion and Analysis or Plan of Operation

11

Item 7.

Financial Statements.

13

Item 8.

Changes in and Disagreement With Accountants on Accounting and

Financial Disclosure

38

Item 8A.

Controls and Procedures

38

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance

Section 16(a) of the Exchange Act.

38

Item 10.

Executive Compensation.

40

Item 11.

Security Ownership of Certain Beneficial Owners and Management

40

Item 12.

Certain Relationships and Related Transactions.

41

Item 13.

Exhibits and Reports on Form 8-K

42

Item 14

Principal Accountant Fees and Services

42

Signatures

43

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2003

FORWARD-LOOKING STATEMENTS

This Report on Form 10-KSB contains certain forward-looking statements. These forward looking statements include statements regarding (i) research and development  plans,  marketing plans, capital and operations expenditures, and results of operations; (ii) potential financing arrangements; (iii) potential utility and acceptance of the Registrant's existing and proposed products; and (iv) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of Interactive Multimedia Network, Inc., the ("Company"), which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements.

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2003

PART I

ITEM  1.  DESCRIPTION OF BUSINESS

(A) Business Development

The Company was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc. In April, 1978 the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders and changed its name to Thunder Mountain Gold, Inc. with the primary goal to further develop their holdings in the Thunder Mountain Mining District, Valley County, Idaho.  In August 1985, the Company's shareholders approved an increase in the authorized common stock, $0.05 par value, from 7,500,000 shares to 12,000,000 shares.  Quotations of the bid and ask prices for the stock are published by the Spokane Quotations Service of Spokane, Washington.

(B) Business Of Issuer

The Company’s primary property at Thunder Mountain was placed into operation in the mid-1980s by Coeur  'd Alene Mines (CDA) under a net profits arrangement.  Gold and silver production totaled approximately 180,000 ounces gold by CDA from the Sunnyside Deposit by open pit mining and heap leaching.  Coeur 'd Alene ceased production in the early 1990s and relinquished the claims back to the Company, and completed required closure and reclamation work that won significant praise from the agencies and outside interests.

In February 1992, a joint venture between the Company and Dewey Mining unified the mining district and provided significant added value to both entity’s property positions.  Subsequent to the formation of this joint venture, the joint properties were leased to and explored by several major mining companies, with the most extensive work being completed by USMX/Dakota Mining.  They expended approximately $5,000,000 to explore the district and define a significant measured mineral resource Dewey Hill mineralized zone, the historic mining area on the Dewey property.  Bankruptcy by Dakota Mines provided an opportunity for the Company and Dewey Mining to acquire the consolidated district, with an improved land package, for future   development.   USMX/Dakota Mining   had initiated an Environmental Impact Statement (EIS), additional baseline studies and other permitting requirements to place the Dewey Hill deposit into production.  The Company continued these activities to the extent reasonable.

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2003

During 2000, the Company and their joint venture partner, Dewey Mining Company, entered into an Option Agreement with Trust for Public Lands to purchase the consolidated mining district. The Trust for Public Lands is a nonprofit organization dedicated to the preservation of nature for human enjoyment and well-being.  The Thunder Mountain Mining District is located on a “cherry-stem” within the Frank Church River of No Return Wilderness that was specifically outlined to allow continued development of the historic mining area.  Due to its location, the Company’s land position is a candidate for purchase by the United States Forest Service through the Land and Water Conservation Funds and other appropriations.  The Option recognizes a minimum acceptable value for the measured mineral resource and real property, and if this is not met, the Company maintains the ability to continue development of the property.  All permitting efforts were placed on hold pending the completion of the initial appraisal, which has been delayed due to agency time requirements.  At the end of 2003, the Forest Service had agreed to complete and pay for the future appraisal work, this now expected to be completed by mid-2004.  The Option Agreement was extended and continued in full force by mutual written agreement between The Trust for Public Land and both the Company and Dewey Mining Company.

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

PRECIOUS AND OTHER MINERAL PROPERTIES

1.  Thunder Mountain Mining District, Valley County, Idaho

The Company and their joint venture partner, Dewey Mining Company, holds 272 unpatented and 50 patented lode claims and fractional claims in the historic Thunder Mountain District of Valley County, Idaho.  The Company’s claims are located in the Thunder Mountain Mining District, approximately 55 miles east of McCall, Idaho.  The approximate location of the property is illustrated on the following map.

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2003

BIG CREEK
RIVER
E.F.S.F. SALMON RIVER
YELLOW PINE
S. FORK SALMON
McCALL
STIBNITE
JOHNSON CR.
VALLEY COUNTY
LANDMARK
CASCADE
WARM LAKE
THUNDER MOUNTAIN MINING DISTRICT
DEADWOOD CREEK
DEADWOOD RESERVOIR
M. FORK SALMON RIVER
IDAHO

LOCATION MAP

Thunder Mountain Mining District
Valley County, Idaho
Thunder Mountain Gold

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2003

THUNDER MOUNTAIN MINING DISTRICT
VALLEY COUNTY, IDAHO

DEWEY MINE
SUNNYSIDE MINE
FRANK CHURCH WILDERNESS
CHERRY STEM BOUNDARY
THUNDER MOUTAIN GOLD JV
PATENTED CLAIMS
UNPATENTED CLAIMS
NOTE: THE VALID SAFETY CREEK CLAIM BLOCK THAT LIES TOTALLY WITHIN THE WILDERNESS AREA IS NOT SHOWN
N
0
5000
10000 feet

THUNDER MOUNTAIN GOLD - DEWEY MINING COMPANY
LAND POSITION

The Registrant and Dewey Mining Company, also an Idaho Corporation, entered into a joint venture agreement in February 1992. The joint venture owns outright a total of 50-patented lode-mining claims (735.5 acres total) and 272 unpatented lode claims (5,245 acres total).  With the exception of one small claim block within the Frank Church River of No Return Wilderness (their location pre-dated the wilderness designation), all of the claims are within the “cherry-stem” that forms a corridor into the wilderness.   Mineral development within this cherry-stem is subject to the same regulatory stipulations as the United States Forest Service managed land surrounding the wilderness.  Some of the Company’s claims within the cherry stem are partially within the wilderness area, but these were, for the most part, located as protection of the land position more central to the cherry-stem that either has mineral resources or exploration potential.

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2003

Under the terms of the Joint Venture, both Dewey Mining Company and Thunder Mountain Gold joined all resources including patented and unpatented mining claims, mineralized material, water rights and any other right, title and interest on the properties.  All costs connected with the effort of marketing the joint properties to environmental interests, mining companies, or other interested parties are shared on a 50-50 basis.  All properties and expenditures as of the date of the joint venture agreement are considered equal.  All net proceeds generated by, or from the joint properties will be shared on a 50-50 basis.  The joint venture agreement does not create a partnership, and each Party will hold the other harmless from any pre-existing obligation and liabilities.  Dewey Mining Company retained ownership of their existing 500 ton-per-day gravity gold processing mill, although this facility could be utilized for processing gold-silver mineralization mined from any deposit defined on the joint property.

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

Note:  “Mineralized material” is generally defined as a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals.

Current infrastructure that supports exploration activities and potential future development of the Thunder Mountain Property consists of improvements associated with past mining operations.  This includes access road improvements, a potential tailings disposal or heap leach pad area, and a Dewey Mining Company-owned 500 ton-per-day gravity milling facility that was operational in the late

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2003

1970s and early 1980s, along with support facilities including fuel storage tanks, shop, assay laboratory, electrical equipment, base camp housing, etc.

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

2.  Ironside Platinum Group Metals (Pgm) Prospect, Goodsprings Mining District, Clark County, Nevada

The Company’s interest Ironside Platinum Group Metals (PGM) prospect located in the Goodsprings Mining District, Clark County, Nevada was dropped during 2003.  This was done to focus all financial efforts on the pending sale of the Company’s property in the Thunder Mountain Mining District.  The Ironside claim position had also failed to generate much interest by other companies, partly because of the then declining price of the platinum group metals.

(C) Reports To Security Holders:

The registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-KSB and quarterly Forms 10-QSB as electronically filed with the SEC.  Interested parties may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information.

ITEM  2:  PROPERTIES

For continuity and clarity, this information was included in the information set in Item 1(B).

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2003

ITEM  3:  LEGAL  PROCEEDINGS.

The Company has no legal actions pending against it and it is not a party to any suits in any court of law, nor are the directors aware of any claims which could give rise to or investigations pending by the Securities and Exchange Commission or any other governmental agency. The Company, along with other impacted entities, including companies, municipalities and various irrigation districts, was involved in a legal protest against the Federal Government's claims for certain reserved water rights for Wild and Scenic Rivers Act purposes. The matter is in the Idaho States Federal Court for the District Court of Idaho (SRBA Case No. 39576, District Court of the Fifth Judicial District of the State of Idaho, in and for the County of Twin Falls) assigned to handle the Snake River Basin water rights adjudication. A settlement agreement was reached by all parties to this case during 2003, and the Company retained sufficient water rights for any foreseeable operational needs, or to add value to a sale to the Forest Service. The Company is not involved in any civil rights negotiations or proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO VOTE ON SECURITY HOLDERS.

No matters were submitted to vote of the Registrant's security holders during 2003.

PART II

ITEM  5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A)  Market  Information.

The common stock of the Registrant is traded over-the-counter in Spokane, Washington and its bid and asked prices are quoted on a daily basis by the Spokane Quotation Service in Spokane, Washington.

The bid prices for the Registrant's stock for the years 2003, 2002, 2001 and 2000 were as follows:

HIGH

LOW

         2003

---------

---------

First  Quarter

$   0.08

$   0.05

Second  Quarter

$   0.09

$   0.07

Third  Quarter

$   0.18

$   0.06

Fourth  Quarter

$   0.30

$   0.10

         2002

First Quarter

$   0.10

$   0.04

Second Quarter

$   0.14

$   0.04

Third Quarter

$   0.11

$   0.06

Fourth Quarter

$   0.09

$   0.04

         2001

First Quarter

$   0.10

$   0.03

Second Quarter

$   0.10

$   0.04

Third Quarter

$   0.10

$   0.05

Fourth Quarter

$   0.10

$   0.03

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2003

(B)  Holders:

          Title of  Class                            No. of Record Holders

----------------------------------                ------------------------------

$0.05  Par  Value                                 2,241 as of December 31, 2003

Common  Stock  Non  -Assessable

(C)  Dividends

The Registrant has not paid any dividends, and does not plan to do so in the foreseeable future as it plans to use its capital  maintain corporate affairs and finalize the potential sale of Thunder Mountain Property.

Securities Authorized For Issuance Under Equity Compensation Plans

None.

Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

During the period covered by this report the Company has sold no equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Liquidity:

The Company has a positive cash-position and maintained its liquid assets in a cash management fund and the Midas gold-based mutual fund.  The Company’s cash and liquid assets are considered adequate to meet its current and near-term corporate obligations.  The Company does not foresee any necessity to raise additional funds during the next twelve-month period, except for the advance from Dewey Mining to defray various appraisal and property maintenance costs on the joint venture properties. Management believes that its funds are sufficient to meet corporate expenses incurred during the next 12 months.

Due to the extended timeframe for the completion of the potential sale through Trust for Public Land, the Company required a source of continued funding to pay their 50% share of mining claim holding fees, security, appraisal costs, and consultant expenses.  To this end, a line of credit in the amount of $150,000 was established in May 2003 to provide for expenses to complete the land sale efforts with Trust for Public Land. The line of credit carries an eight percent interest charge and is secured by the Company’s land in the Thunder Mountain Mining District.  The note is due and payable in May, 2005.  The amount due on this line of credit was approximately $98,600 at the end of 2003.  It is anticipated that the appraisal process will be completed, and, if acceptable, the initial payments from Trust for Public Land/United State Forest Service will be forthcoming prior to the 2005 due date.  In addition, alternative financing arrangements are being evaluated.

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2003

Expenses for the ensuing year will be incurred for continued maintenance and sales efforts of the Thunder Mountain property, including claim holding fees, site watchman, acquisition of third-party claims, appraisal costs, travel, consultants associated with appraisal efforts, joint water rights litigation, legal review of efforts of sale corporate management fees and administrative costs.  It is anticipated that no Directors and discretionary managerial fees will be paid during the upcoming year due to the low cash position of the Company.  Any geologic, professional and other technical expertise utilized in Company efforts are generally done by the Directors, who are adequately qualified.  Several outside consultants are also utilized, including Dr. Wayne Kemp, PhD Geologist, Dr. Dave Wahl, PhD Geologists, Donald E. Howell, ARA, State Certified Appraiser – Utah and Idaho.  Daily rates for the geologic consultants range from $300 per day to $600 per day, plus expenses.  Donald Howell appraisal work is now done on a contractual basis with TPL and the Forest Service. With the exception of Company review by consultants, most of these costs will be borne by the United States Forest Service and TPL during 2004 and through the completion of the sales project.

Any additional exploration efforts undertaken by the Company will be limited to the evaluation of opportunities that may be presented to the Company. The Company did not engage in any research and development activities during 2003.

There were no fees paid to any of the Directors during 2003.  Please refer to the financial statements for additional costs and expenditures and other financial information.

Capital Resources:  The Company presently did not acquire any equipment during 2003. The Company does not intend to make any capital expenditures from its funds for property or equipment during the next 12 months.  The Company also does not presently have any plans to raise capital through debt or equity financing.

Results of Operations:  The Company had no production from operations for 2003.  Although additional production units are likely, it is impossible to predict with any certainty when and where the next production unit will be developed.  For that reason, it is impossible to predict the future production units.

For 2003, gross revenues were $-0-.

The Company does not currently have any employees, and does not anticipate any for the upcoming calendar year(s).  The Directors conduct most of the work related to corporate business on a non-paying basis at the current time.  Occasionally, outside consultants are utilized per the above discussion.

The Company’s operations were not adversely effected by inflation during 2003. No adverse affect is anticipated during 2004.

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2003

ITEM  7:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

AND

 ACCOUNTANTS’ REPORT

DECEMBER 31, 2003

TABLE OF CONTENTS

Page

Accountant’s Report

15

Balance Sheet at December 31, 2003 and 2002

(Unaudited)

16-17

Statement of Operations for the Years Ended

December 31, 2003, 2002, and 2001 (Unaudited)

18

Statement of Cash Flows for the Years Ended

December 31, 2003, 2002, and 2001 (Unaudited)

19-20

Statement of Changes in Stockholders’ Equity for the

Years Ended December 31, 1991 through December 31,

2003 (Unaudited)

21-24

Notes to Financial Statements (Unaudited)

25-32

Report of Accountants’ on Supplemental

Schedules (Unaudited)

33

Supplemental Schedules (Unaudited)

34-37

ACCOUNTANTS’ REPORT

Board of Directors

Thunder Mountain Gold, Inc.

Spokane, Washington

The accompanying Balance Sheets of Thunder Mountain Gold, Inc., (an exploration stage company) as of December 31, 2003 and 2002, and the related Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the years then ended were not audited by us and, accordingly we do not express an opinion on them.

The financial statements for the year ended December 1, 2001, were audited by us and we expressed an unqualified opinion on them in our report dated April 24, 2002, but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has suffered recurring losses from operations and the Company’s liabilities exceed its assets.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in the notes to the financial statements.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/S/ MOE O’SHAUGHNESSY & ASSOCIATES, P.S.

MOE O’SHAUGHNESSY & ASSOCIATES, P.S.

Spokane, Washington

March 31, 2004

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

BALANCE SHEET

DECEMBER 31, 2003 AND 2002

ASSETS

  2003

  2002

CURRENT ASSETS:

Cash and cash equivalents

$ 11,697

$    699

Prepaid expenses

  -

  -

Available-for-sale investments

      -

 41,666

Total Current Assets

 11,697

 42,365

AVAILABLE-FOR-SALE-INVESTMENTS

(NON-CURRENT)

    170

    170

PROPERTY AND EQUIPMENT

Office equipment

7,141

7,141

Mining claims

      -

      -

Total Property and Equipment

7,141

7,141

Less: Accumulated depreciation

  7,108

  7,039

Net Property and Equipment

     33

    102

$ 11,900

$ 42,637

See Notes to Financial Statements.

(Unaudited)

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

BALANCE SHEET

DECEMBER 31, 2003 AND 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

  2003

  2002

CURRENT LIABILITIES

Accounts payable

$ 98,600

$ 59,858

Accrued directors and management

fees

      -

      -

Total Current Liabilities

 98,600

 59,858

STOCKHOLDERS’ EQUITY

Common stock, $0.05 par value;

12,000,000 shares authorized;

9,727,852 and 9,727,852

shares issued respectively

486,392

486,392

Additional paid-in capital

254,222

254,222

Less: 11,700 shares of treasury

stock, at cost

(24,200)

(24,200)

Accumulated other comprehensive

income (loss)

      -

(21,387)

Retained earnings (deficit)

(212,793)

(212,793)

Deficit accumulated during the

exploration stage (1991 through

2003)

(590,321)

(499,455)

(86,700)

(17,221)

$ 11,900

$ 42,637

See Notes to Financial Statements.

(Unaudited)

                                                        THUNDER MOUNTAIN GOLD, INC.

                                                      (An Exploration Stage Company)

                                                          STATEMENT OF OPERATIONS

 FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, 2001 AND DURING

          THE EXPLORATION STAGE (1991 THROUGH 2003)

During Exploration

Stage

  2003

  2002

  2001

 (1991 through 2003)

INCOME

Royalties

$       -

$       -

$        -

$  328,500

EXPENSES

Exploration

43,793

65,767

74,614

459,721

Depreciation and depletion

69

69

  114

36,237

Directors’ fees and professional services

-

300

 6,000

364,800

Legal and accounting

5,289

10,550

14,703

121,096

Management and administrative

   7,479

   4,461

   5,200

  229,762

Total Expenses

    56,630

  81,147

 100,631

1,211,616

(LOSS) FROM OPERATIONS

 (56,630)

(81,147)

(100,631)

(883,116)

OTHER INCOME

Interest and dividend income

99

106

438

195,556

Gain (loss) on sale of securities and assets

(34,335)

(13,298)

(21,589)

148,494

Adjustments for impairment of securities

       -

       -

(23,866)

  (51,255)

(34,236)

(13,192)

(45,017)

   292,795

INCOME (LOSS) BEFORE FEDERAL

INCOME TAXES

(90,866)

(94,339)

(145,648)

(590,321)

PROVISION FOR INCOME TAXES

Tax at statutory rates

-

-

-

-

Tax benefit

       -

       -

       -

         -

NET INCOME (LOSS)

(90,866)

 (94,339)

(145,648)

 (590,321)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

Unrealized holding gain (loss) arising during

the period

-

(2,084)

(17,108)

  (71,646)

Reclassification adjustment for (gains)

losses included in net income

34,335

13,298

45,455

(79,964)

Reclassification adjustment for difference

between cost and carrying value of

securities sold during the period previously

included in other comprehensive income

(12,948)

(14,294)

(26,778)

  151,610

Other comprehensive income (loss), net of tax

  21,387

  (3,080)

   1,569

        -

COMPREHENSIVE INCOME (LOSS)

$(69,479)

$(97,419)

$(144,079)

$ (590,321)

EARNINGS (LOSS) PER SHARE

Basic

$  (0.01)

$   (0.01)

$  (0.01)

$    (0.06)

Diluted

$  (0.01)

$   (0.01)

$  (0.01)

$    (0.06)

See Notes to Financial Statements.

(Unaudited)

                                                           THUNDER MOUNTAIN GOLD, INC.

                                                         (An Exploration Stage Company)

                                                            STATEMENT OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, 2001 AND DURING

                                                  THE EXPLORATION STAGE (1991 THROUGH 2003)

During Exploration

        Stage

  2003

  2002

  2001

 (1991 through 2003)

CASH FLOWS PROVIDED (USED) BY

OPERATING ACTIVITIES

Net income (loss)

$(90,866)

$(94,339)

$(145,648)

$ (590,321)

Non-cash expenses, revenues,

losses and gains included

in income:

Depreciation and

amortization

69

69

114

36,237

Gain on sale of securities

and assets

-

-

-

(212,081)

Loss on sale of securities

and assets

34,335

13,298

21,589

69,262

Net decrease in receivables

-

300

-

124,955

Net increase (decrease) in payables

 38,742

 49,998

 (6,139)

   54,782

Net Cash Flows Used

By Operating Activities

 (17,720)

 (30,674)

(130,084)

 (517,166)

CASH FLOWS PROVIDED (USED) BY

INVESTING ACTIVITIES

Purchase of investments

      -

-

(18,622)

(354,530)

Purchase of property and

equipment

-

-

-

(68,854)

Proceeds from disposition of

investments

28,718

26,098

122,516

625,933

Proceeds from disposition of

assets

-

-

-

49,310

Impairment loss on securities

included in net loss

      -

      -

 23,866

   51,255

Net Cash Flows Provided

By Investing Activities

  28,718

  26,098

127,760

  303,114

(Continued)

See Notes to Financial Statements.

(Unaudited)

                                                           THUNDER MOUNTAIN GOLD, INC.

                                                         (An Exploration Stage Company)

                                                            STATEMENT OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, 2001 AND DURING

                                                  THE EXPLORATION STAGE (1991 THROUGH 2003)

During Exploration

        Stage

  2003

  2002

  2001

 (1991 through 2003)

CASH FLOWS PROVIDED (USED)

BY FINANCING ACTIVITIES

Proceeds from sale of

common stock

$      -

$      -

$      -

$   60,000

Reacquisition of common stock

       -

       -

      -

      (50)

Net Cash Flows Provided

By Financing Activities

       -

       -

       -

   59,950

NET INCREASE (DECREASE) IN CASH

10,998

(4,576)

(2,324)

(154,102)

CASH AND CASH EQUIVALENTS,

BEGINNING OF PERIOD

     699

   5,275

   7,599

  165,799

CASH AND CASH EQUIVALENTS, END

OF PERIOD

$ 11,697

$    699

$  5,275

$   11,697

SUPPLEMENTAL SCHEDULE OF

NONCASH INVESTING ACTIVITIES

Marketable security written

off as worthless

$ 10,998

$      -

$      -

Disclosure of Accounting Policy:

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

(Concluded)

See Notes to Financial Statements.

(Unaudited)

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 1991 THROUGH DECEMBER 31, 2003

Deficit

Accumulated

   Accumulated

  During

Additional

Other

Retained

Exploration

   Common Stock

Paid-In

Comprehensive

Treasury

Earnings

Stage (1991

Shares

Amount

Capital

Income (Loss)

  Stock

(Deficit)

through 2003)

Total

Balances at January 1, 1991

7,776,587

$388,829

$254,285

$      -

$(24,150)

$  20,002

$       -

$  638,966

Stock previously issued but not recorded

by transfer agent

1,265

63

(63)

-

 -

-

-

-

Stock cancelled

(50,000)

(2,500)

(10,000)

-

-

-

-

(12,500)

Net loss - 1991

        -

      -

      -

      -

      -

       -

 (82,358)

  (82,358)

Balances at December 31, 1991

7,727,852

386,392

244,222

-

(24,150)

20,002

(82,358)

544,108

Stock issued for mining contract

1,000,000

50,000

-

-

-

-

-

50,000

Net loss - 1992

        -

      -

      -

      -

      -

       -

 (14,718)

  (14,718)

Balances at December 31, 1992

8,727,852

436,392

244,222

     -

(24,150)

20,002

(97,076)

579,390

Stock issued for options exercised

1,000,000

50,000

10,000

-

-

-

-

60,000

Net loss - 1993

        -

      -

      -

      -

      -

       -

 (42,942)

  (42,942)

Balances at December 31, 1993

9,727,852

486,392

254,222

-

(24,150)

20,002

(140,018)

596,448

Unrealized gain in marketable securities

-

-

-

215,803

-

-

-

   215,803

Cumulative effect of change in accounting

principle

-

-

-

(910)

-

910

-

-

Net loss - 1994

        -

      -

      -

      -

      -

       -

 (27,471)

   (27,471)

Balances at December 31, 1994

9,727,852

486,392

254,222

214,893

(24,150)

20,912

(167,489)

784,780

Unrealized gain in marketable securities

        -

      -

      -

141,801

      -

       -

       -

141,801

Net income - 1995

        -

      -

      -

      -

      -

       -

  26,367

   26,367

Balances at December 31, 1995

9,727,852

486,392

254,222

356,694

(24,150)

20,912

(141,122)

952,948

Unrealized gain in marketable securities

-

-

-

12,360

-

-

-

12,360

Net income - 1996

        -

      -

      -

      -

      -

       -

  83,029

   83,029

Balances at December 31, 1996

9,727,852

486,392

254,222

369,054

(24,150)

20,912

(58,093)

1,048,337

Reacquisition of stock

-

-

-

-

(50)

-

-

(50)

Unrealized loss in marketable securities

-

-

-

(168,521)

-

-

-

(168,521)

Reclassification adjustment for losses

-

-

included in net income

-

-

-

27,389

-

-

-

27,389

Net loss - 1997

        -

      -

      -

      -

      -

       -

 (10,139)

   (10,139)

Balances at December 31, 1997

9,727,852

$486,392

$254,222

$227,922

$(24,200)

$  20,912

$ (68,232)

$  897,016

(Continued)

See Notes to Financial Statements.

(Unaudited)

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 1991 THROUGH DECEMBER 31, 2003

Deficit

Accumulated

   Accumulated

  During

Additional

Other

Retained

Exploration

    Common Stock

Paid-In

Comprehensive

Treasury

Earnings

Stage (1991

Shares

Amount

Capital

Income (Loss)

  Stock

(Deficit)

through 2003)

Total

Unrealized loss in marketable securities

-

$      -

$      -

$(26,895)

$      -

$       -

$       -

$  (26,895)

Impairment loss - mining claims

-

-

-

-

 -

(233,705)

-

(233,705)

Net loss - 1998

-

-

-

-

-

-

(125,684)

 (125,684)

Comprehensive (loss)

        -

      -

      -

      -

      -

       -

       -

 (386,284)

Balances at December 31, 1998

9,727,852

486,392

254,222

201,027

(24,200)

(212,793)

(193,916)

  510,732

Unrealized loss in marketable securities

-

-

-

(24,030)

-

-

-

 (24,030)

Net income - 1999

-

-

-

-

-

-

37,050

   37,050

Comprehensive income

        -

      -

      -

      -

      -

       -

       -

    13,020

Balances at December 31, 1999

9,727,852

$486,392

$254,222

$176,997

$(24,200)

$(212,793)

$(156,866)

$  523,752

(Continued)

See Notes to Financial Statements.

(Unaudited)

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 1991 THROUGH DECEMBER 31, 2003

Deficit

Accumulated

   Accumulated

During

Additional

Other

Retained

Exploration

   Common Stock

Paid-In

Comprehensive

Treasury

Earnings

Stage (1991

Shares

Amount

Capital

Income (Loss)

  Stock

(Deficit)

through 2003)

Total

Balances at December 31, 1999

9,727,852

$486,392

$254,222

$176,997

$(24,200)

$(212,793)

$(156,866)

$523,752

Unrealized Holding Loss in Marketable

Securities

-

-

-

(60,186)

 -

-

-

(60,186)

Reclassification Adjustment for Gains

Included in Net Income

-

-

-

(47,100)

-

-

-

(47,100)

Reclassification Adjustment for Securities

Sold With Gains Previously Included in

Other Comprehensive Income

-

-

-

(89,587)

-

-

-

(89,587)

Net Loss - 2000

-

-

-

-

-

-

(102,602)

(102,602)

Comprehensive (Loss)

        -

      -

      -

      -

      -

       -

       -

(299,475)

Balances at December 31, 2000

9,727,852

486,392

254,222

(19,876)

(24,200)

(212,793)

(259,468)

224,277

Unrealized Holding Loss in Marketable

Securities

-

-

-

(17,108)

-

-

-

(17,108)

Reclassification Adjustment for Gains

Included in Net Income

-

-

-

45,455

-

-

-

45,455

Reclassification Adjustment for Securities

Sold With Gains Previously Included in

Other Comprehensive Income

-

-

-

(26,778)

-

-

-

(26,778)

Net Loss - 2001

-

-

-

-

-

-

(145,648)

(145,648)

Comprehensive (Loss)

         -

      -

      -

      -

      -

       -

       -

(144,079)

Balance at December 31, 2001

9,727,852

486,392

254,222

(18,307)

(24,200)

(212,793)

(405,116)

 80,198

Unrealized Holding Loss in Marketable

Securities

-

-

-

(2,084)

-

-

-

(2,084)

Reclassification Adjustment for Losses

Included in Net Income

-

-

-

13,298

-

-

-

13,298

Reclassification Adjustment for Securities

Sold With Gains Previously Included in

Other Comprehensive Income

-

-

-

(14,294)

-

-

-

(14,294)

Net Loss - 2002

-

-

-

-

-

-

(94,339)

 (94,339)

Comprehensive (Loss)

        -

      -

      -

      -

      -

       -

       -

 (97,419)

Balances at December 31, 2002

9,727,852

$486,392

$254,222

$(21,387)

$(24,200)

$(212,793)

$(499,455)

$(17,221)

(Continued)

See Notes to Financial Statements.

(Unaudited)

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 1991 THROUGH DECEMBER 31, 2003

Deficit

Accumulated

   Accumulated

During

Additional

Other

Retained

Exploration

   Common Stock

Paid-In

Comprehensive

Treasury

Earnings

Stage (1991

Shares

Amount

Capital

Income (Loss)

  Stock

(Deficit)

through 2003)

Total

Balances at December 31, 2002

9,727,852

$486,392

$254,222

$(21,387)

$(24,200)

$(212,793)

$(499,455)

$(17,221)

Reclassification Adjustment for Losses

Included in Net Income

-

-

-

34,335

 -

-

-

34,335

Reclassification Adjustment for Securities

Sold With Losses Previously Included

in Other Comprehensive Income

-

-

-

(12,948)

-

-

-

(12,948)

Net Loss - 2003

-

-

-

      -

-

-

(90,866)

(90,866)

Comprehensive (Loss)

        -

      -

      -

      -

      -

       -

       -

 (69,479)

Balances at December 31, 2003

9,727,852

$486,392

$254,222

$      -

$(24,200)

$(212,793)

$(590,321)

$(86,700)

(Concluded)

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

(Unaudited)

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

Significant Accounting Policies - (Continued)

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

Comprehensive Income

In 1998, the Company adopted Statement of Financial Accounting Standards (FAS) 130, “Reporting Comprehensive Income,” issued by the Financial Accounting Standards Board (FASB).  The Company reports accumulated other comprehensive income as a separate component of shareowners’ equity.  There were no adjustments required for the deferred tax effects of the unrealized gain or loss on securities.

Earnings Per Share

The Company computes basic earnings per common share by dividing the net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are calculated by including all dilutive potential common shares such as stock options.  Dilutive potential common shares were 9,727,852 in 2003, 2002, and 2001.  No adjustment to reported net income is required when computing diluted earnings per share.

(Unaudited)

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

2.

Investments

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  SFAS No. 115 establishes generally accepted accounting principles for the financial accounting and measurement and disclosure principles for (1) investments in equity securities that have readily determinable fair market value and (2) all investments in debt securities.  All of the marketable securities held by Thunder Mountain Gold, Inc., consist of securities “available-for-sale”, as defined by SFAS No. 115.  The method used in computing realized gains and losses is the specific identification method.

The Company has been liquidating investments to provide cash flow.  Marketable securities are stated at market value.  The market value is based on quoted market prices or other fair value estimates provided by third party portfolio managers.  Investments in small local mining companies are stated at estimated fair value and classified as non-current investments.

The following information is as of December 31, 2003, 2002,  and 2001:

  2003

  2002

  2001

Aggregate fair value of

marketable securities

$      -

$ 41,666

$ 84,142

Gross unrealized holding

gains

-

-

-

Gross unrealized holding

losses

      -

 20,477

 17,397

Cost basis

$      -

$ 62,143

$101,539

(Unaudited)

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

2.

Investments - (Continued)

Changes in current marketable securities for the twelve months ended December 31, 2003, 2002, and 2001, are as follows:

  2003

  2002

  2001

Cost, as of January 1

$ 62,143

$101,539

$227,022

Purchase of shares

-

-

-

Sales of shares

(62,143)

(39,396)

(125,483)

Dividends and capital

gains reinvested

-

-

-

Unrealized gain (loss),

As of December 31

      -

(20,477)

(17,397)

Fair market value as of

December 31

$      -

$ 41,666

$ 84,142

Investments consist of the following:

Carrying

Market

  Value

  Cost

  Value

December 31, 2003:

  Current Investments

$      -

$      -

$      -

  Other investments

    170

  1,080

    170

  Total

$    170

$  1,080

$    170

December 31, 2002:

  Current investments

$ 41,666

$ 62,143

$ 41,666

  Other investments

    170

  1,080

    170

  Total

$ 41,836

$ 63,223

$ 41,836

(Continued)

(Unaudited)

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

2.

Investments - (Continued)

December 31, 2001:

  Current investments

$ 84,142

$101,539

$ 84,142

  Other investments

    170

  1,080

     170

  Total

$ 84,312

$102,619

$ 84,312

Other investments consist of small stock holdings in several local mining companies.

3.

Mining Claims

Substantially all of the Company’s patented and unpatented claims in the Thunder Mountain Mining district were obtained from major stockholders for cash or newly issued stock.  The purchase price and capitalized costs of the mining claims have been written off.

4.

Income Taxes

The Company has losses for income tax purposes and accordingly has no income tax provision.

At December 31, 2003, the Company has $842,688 in net operating loss carry forward which may be used to offset taxable income generated by operations, which will begin expiring in 2004.  The Company also has a general business tax credit carryover in the amount of $1,283, which may be used to offset future federal income tax liabilities.  This credit will expire in 2004.  The Company also has a foreign tax credit in the amount of $343, which may be used to offset future federal income tax liabilities.

The net operating loss and other credits carry forward would normally result in a recorded income tax benefit.  As a result of the uncertainty to continue as a going concern as described in Note 5, the income tax benefit is fully reserved and is not reflected herein.

(Unaudited)

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

5.

Uncertainty - Going Concern

The Company’s continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity or debt funding, sale of the mining claims or production from the mining claims.  While pursing additional funding or sale of its mining claims, the Company must continue to operate on limited cash.  The Company has no revenue from operations and has experienced recurring losses.  Management believes that geological, geophysical, and engineering data have identified mineralized material in place on the mining claims in commercial quantities to be of value.  The Company is negotiating with the United States Forest Service through the Land and Water Conservation Funds for sale of its position regarding the mining claims.

6.

Litigation

The Company, along with other similarly situated parties, is a protestant against the Federal Government’s claims for certain reserved water rights for Wild and Scenic Rivers Act purposes.  A settlement has been tentatively reached and legal counsel anticipates the settlement will be favorable to Thunder Mountain Gold, Inc.

7.

Exploration Stage Company

Management reviewed the status of the company and determined that the company has been an exploration stage company from 1991 through 2003.  Accordingly, the financial statements and disclosures report the company as an exploration stage enterprise.

(Unaudited)

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

8.

Accounts Payable

The Company established a line of credit with Dewey Mining Company during 2003.  Dewey Mining Company is paying the Companies share of mining claim holding fees, security, appraisal costs, consultant expenses and related expenses to complete land sale efforts with the United States Forest Service.  Accounts payable at December 31, 2003, of $98,600 represents the costs paid by Dewey Mining Company.  The line of credit carries an interest rate of eight percent with a limit of $150,000.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

SUPPLEMENTAL SCHEDULES

The Board of Directors

Thunder Mountain Gold, Inc.

Spokane, Washington

Our report on the financial statements of Thunder Mountain Gold, Inc., (an exploration stage company) is included in the Form 10-KSB and covers the balance sheets as of December 31, 2003 and 2002 and the related statements of operations, cash flows and changes in stockholders’ equity for each of the three years ended December 31, 2003, 2002, and 2001.  The following supplemental schedules were not audited by us and, accordingly, we do not express an opinion on them.

Schedule I -  Marketable Securities - Other Investments

Schedule V -  Property, Plant, and Equipment

Schedule VI - Amortization of Property, Plant, and Equipment

/s/ MOE O’SHAUGHNESSY & ASSOCIATES, P.S.

MOE O’SHAUGHNESSY & ASSOCIATES, P.S.

Spokane, Washington

March 31, 2004

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

December 31, 2003

Column A

 Column B

Column C

 Column D

    Column E

Amount at Which

Number of

Cost of

Market Value

Issue is Carried

 Issuer

  Shares

Shares

   Shares

on Balance Sheet

No Marketable Securities at December 31, 2003.

Totals

      -

$      -

$      -

$      -

Other stock ownership in inactive companies

Common Shares

164,500

$  1,080

$    170

$    170

Totals

164,500

$  1,080

$    170

$    170

December 31, 2002

Column A

 Column B

Column C

 Column D

    Column E

Amount at Which

Number of

Cost of

Market Value

Issue is Carried

 Issuer

  Shares

Shares

   Shares

on Balance Sheet

Pioneer Growth Shares

Mutual Fund

1,100

$ 14,377

$  9,278

$  9,278

Class B

Mass Investors Growth Stock Fund

Mutual Fund

2,496

30,051

21,390

21,390

Class B

Midas Gold

Common Shares

  8,396

 17,715

 10,998

 10,998

Totals

 11,992

$ 62,143

$ 41,666

$ 41,666

Other stock ownership in inactive companies

Common Shares

 164,500

$  1,080

$    170

$    170

Totals

164,500

$  1,080

$    170

$    170

(Unaudited)

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

          Column A

Column B

          Column C

Column D

 Column E

  Column F

Balance at

Other

Balance at

Beginning

Additions

Changes

End of

         Description

Of Period

 At Cost

Retirements

Add (Deduct)

  Period

Year Ended December 31, 2003:

Office Equipment

$  7,141

$      -

$      -

$      -

$  7,141

Totals

$  7,141

$      -

$      -

$      -

$  7,141

Year Ended December 31, 2002:

Office Equipment

$  7,141

$      -

$      -

$      -

$  7,141

Totals

$  7,141

$      -

$      -

$      -

$  7,141

(Unaudited)

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND

AMORTIZATION OF PROPERTY AND EQUIPMENT

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

           Column A

 Column B

          Column C

Column D

 Column E

  Column F

Balance at

Other

Balance at

Beginning

Additions

Changes

End of

         Description

Of Period

 At Cost

Retirements

Add (Deduct)

  Period

Year Ended December 31, 2003:

Office Equipment

$  7,039

$     69

$      -

$      -

$ 7,108

Totals

$  7,039

$     69

$      -

$      -

$ 7,108

Year Ended December 31, 2002:

Office Equipment

$  6,856

$     69

$      -

$

$ 7,039

Totals

$  6,856

$     69

$      -

$      -

$ 7,039

Depreciation is calculated using the accelerated depreciation methods with useful lives of three to seven years.

(Unaudited)

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

SELECTED FINANCIAL DATA

The following is a summary of selected financial data which indicates trends in registrants financial condition and results of operations.

                      Year Ended December 31,

Selected Balance Sheet Data

  2003

  2002

 2001

  2000

  1999

Current Assets

$  11,697

$ 42,365

$ 89,717

$239,822

$546,491

Property and Equipment

      33

    102

    171

    285

4,591

Non-Current Investments

     170

    170

    170

    170

     170

Total Assets

  11,900

 42,637

 90,058

240,277

551,252

Current Liabilities

  98,600

 59,858

  9,860

 16,000

 27,500

Stockholders’ Equity

 (86,700)

(17,221)

 80,198

224,277

523,752

Selected Operational Data

Royalty Revenue

       -

      -

      -

      -

      -

Other Revenue and Gains (Losses)

 (34,236)

 13,298

(45,017)

  67,823

126,817

Net Income (Loss)

 (90,866)

 (94,339)

(145,648)

(102,602)

 37,050

Net Income (Loss) Per Share

$   (0.01)

$  (0.01)

$    NIL

$  (0.01)

$    NIL

No dividends have been paid by the Company.

(Unaudited)

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2003

ITEM  8:  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

During the year ended December 31, 2003 there were no disagreements between the Company and its   independent certified public accountants concerning accounting and financial disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES

The Registrant's President and Principal Accounting Officer after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d- 14(c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to it by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared.

There were no significant changes in the Registrant's internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)  Identification of Directors:

E. James Collord, Age 57 - President and Director - Mr. Collord has been an officer and Director of the Registrant since 1978.

Robin S. McRae, Age 63 - Secretary/Treasurer and Director - Dr. McRae has been an officer and Director of the Registrant since 1978.

Pete Parsley, Age 43 - Director and Thunder Mountain Project Manager. Mr. Parsley has been a director since 1999.

Ronald Yanke - passed away early in 2004.

(B)  Identification of Executive Officers

This information is contained in paragraph (a) above.

(C)  Family Relationships

Dr. Robin S. McRae is the cousin of E. James Collord, the President of the Registrant.

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2003

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

Robin S. McRae is a graduate of the Pacific College of Optometry and is a retired Boise optometrist.  He is also the grandson of Daniel C. McRae, and is the son of  Robert J. McRae, author of numerous geological reports concerning the Thunder Mountain Mining District.  His knowledge of mining and related exploratory activities is derived from three generations of ownership of the Sunnyside group of claims that the Registrant now owns.

Pete Parsley has a Masters in Science degree in geology form the University of Idaho.  He has been a mining professional since 1985 and has experience in gold exploration, mine development, construction, reclamation, and environmental compliance and permitting.  He has been associated with the Thunder Mountain Project since 1985, including being the project manager for the exploration program by USMX/Dakota Mining that defined the Dewey mineralization.

Ron Yanke passed away during 2004.

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

(G)  Promoters and Control Persons

     Not  applicable

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2003

(H)

Audit Committee/Code of Ethics

There is no Audit Committee of the Board of Directors, given the current state of the Company. The Board of Directors has determined that it is unable to attract and/or retain independent board members or  even if it could, the Company could not retain independent members that could be classified as an "audit committee financial expert" due to the high cost of such Director candidates.

The Board of Directors has not currently adopted a code of ethics at the time of this report. The Board of Directors is undertaking evaluation of a code of ethics and expects to finalize and adopt a code of ethics at the directors meeting to be convened prior to the Annual Shareholders meeting in October, 2004.  Proper disclosure will be undertaken subsequent to adoption of a code of ethics by the Board of Directors.

ITEM  10:  EXECUTIVE  COMPENSATION

(A)  Cash Compensation

None of the executive officers or Directors received $50,000 or more during 2000.

None of the officers  and  Directors  received any payment for services during 2003:

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

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2003

Common Stock

Ronald C.  Yanke

1,883,525 shares of

19.36%

P.O. Box 5405,

record

Boise, ID 83715

(B)     The Security Holdings Of Management Are As Follows

Common Stock

Ronald C.  Yanke

1,883,525 shares

19.36%

Common Stock

Ellis  J.  Collord

519,500 shares of

5.34%

record

Common  Stock

Dr. Robin S. McRae

91,955 shares of

.95%

record

Total of all Officers and Directors

26.28%

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

(D)  Transactions With Promoters

 Not Applicable

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2003

PART IV

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i) Certification of E. James Collord
(31)(ii) Certification of Robin S. McRae
(32)	Section 1350 Certifications
(32)(i) Certification of E. James Collord
(32)(ii) Certification of Robin S. McRae

(B)   Reports  On  Form  8-K

No reports on Form 8-K were filed during the last calendar year 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by  Moe, O’Shaughnessy & Associates, P.S., as well as the fees charged by  Moe, O’Shaughnessy & Associates, P.S. for such services.  In its review of non-audit service fees and its appointment of  Moe, O’Shaughnessy & Associates, P.S. as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining  Moe, O’Shaughnessy & Associates, P.S. independence. All of the services provided and fees charged by  Moe, O’Shaughnessy & Associates, P.S. in 2003 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by  Moe, O’Shaughnessy & Associates, P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $4,500 and $4,500, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by  Moe, O’Shaughnessy & Associates, P.S. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by  Moe, O’Shaughnessy & Associates, P.S. during the last two fiscal years for professional services rendered by  Moe, O’Shaughnessy & Associates, P.S. for tax compliance for 2003 and 2002 were $750 and $750, respectively.

All Other Fees

There were no other fees billed by  Moe, O’Shaughnessy & Associates, P.S. during the last two fiscal years for products and services provided by  Moe, O’Shaughnessy & Associates, P.S.

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2003

SIGNATURES

Pursuant to the requirements of Section 143 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN  GOLD,  INC.

    /s/ James Collord

By  __________________________________

E.  James Collord

President, Director and Chief Executive Officer

Date:  April 12, 2004

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on  behalf of the Registrant and in the capacities on the date indicated.

    /s/ Robin S. McRae

By  ____________________________________

Robin S.  McRae

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  April 12, 2004