Form 10QSB
period 2004-06-30
THUNDER MOUNTAIN GOLD INC
filed 2004-08-16
CIK 711034

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    [X]     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,727,852 shares of Common Stock outstanding as of June 30, 2004.

Transitional Small Business Disclosure Format (check one);  Yes          No     [X]

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

Thunder Mountain Gold, Inc.

Form 10-QSB

For the Quarterly Period Ended June 30, 2004

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

Date:  August 13, 2004

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on  behalf of the Registrant and in the capacities on the date indicated.

    /s/ Robin S. McRae

By  ____________________________________

Robin S.  McRae

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  August 13, 2004