Form 10QSB
period 2004-09-30
THUNDER MOUNTAIN GOLD INC
filed 2004-11-15
CIK 711034

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Thunder Mountain Gold, Inc.

Form 10-QSB

For the Quarterly Period Ended September 30, 2004

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

(b)

Reports on Form 8K

The Company filed no Forms 8K during the period ended September 30, 2004.  Subsequent to that period the Company filed one Form 8K, Item 5, regarding a press release.

SIGNATURES

Pursuant to the requirements of Section 143 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN  GOLD,  INC.

    /s/ James Collord

By  __________________________________

E.  James Collord

President, Director and Chief Executive Officer

Date:  November 15, 2004

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on  behalf of the Registrant and in the capacities on the date indicated.

    /s/ Robin S. McRae

By  ____________________________________

Robin S.  McRae

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  November 15, 2004