Form 10KSB
period 2004-12-31
THUNDER MOUNTAIN GOLD INC
filed 2005-04-15
CIK 711034

OMB APPROVAL
OMB Number: 3235-0042
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2004

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is met contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [  ] Not Applicable [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2004 was 2,087,600 . This figure is based on estimated bid price of $0.29.

Issued and outstanding common capital stock as of December 31, 2004:  9,727,852 shares of common $0.05 par value stock non -assessable.

Documents are Incorporated by reference:  None.

Transitional small business disclosure format: Yes [  ] No [X]

SEC 2337 (12-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2004

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

37

Item 8A.

Controls and Procedures

37

Item 8B.

Other Information

37

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance

Section 16(a) of the Exchange Act.

37

Item 10.

Executive Compensation.

39

Item 11.

Security Ownership of Certain Beneficial Owners and Management

39

Item 12.

Certain Relationships and Related Transactions.

40

Item 13.

Exhibits

41

Item 14

Principal Accountant Fees and Services

41

Signatures

42

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2004

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

December 31, 2004

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

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2004

During 2000, the Company and their joint venture partner, Dewey Mining Company, entered into an Option Agreement with Trust for Public Lands to purchase the consolidated mining district. The Trust for Public Lands is a nonprofit organization dedicated to the preservation of nature for human enjoyment and well-being.  The Thunder Mountain Mining District is located on a “cherry-stem” within the Frank Church River of No Return Wilderness that was specifically outlined to allow continued development of the historic mining area.  Due to its location, the Company’s land position is a candidate for purchase by the United States Forest Service through the Land and Water Conservation Funds and other appropriations.    All permitting efforts were placed on hold pending the completion of the initial appraisal, which the Forest Service completed in mid-2004.

The independent appraisal, completed by Mr. Don Howell of Valuation Service with support from Dr. Dave Wahl, an independent PhD economic geologist, was reported in per Uniform Appraisal Standards for Federal Land Acquisitions.  The appraisal concluded that the value for all private holdings, drill-defined mineralized material, unpatented claims and appurtenant components had a value of $13,000,000.  The Trust for Public Lands, with support from the Forest Service, is in the process of working with the congressional delegation to acquire the funding for the purchase.  Funding sources such as Land and Water Conservation Funds are exceptionally tight because of other priorities of the federal government.

When funding is made available and the sale is completed, the Company’s share of the proceeds would be in the range of $5,000,000 to $5,500,000, after expenses such as the fee-for-service to Trust for Public Lands, agreed-to reclamation costs and the purchase of a third-party group of patented claims.

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

December 31, 2004

BIG CREEK
RIVER
E.F.S.F. SALMON RIVER
YELLOW PINE
S. FORK SALMON
McCALL
STIBNITE
JOHNSON CR.
VALLEY COUNTY
LANDMARK
CASCADE
WARM LAKE
THUNDER MOUNTAIN MINING DISTRICT
DEADWOOD CREEK
DEADWOOD RESERVOIR
M. FORK SALMON RIVER
IDAHO

LOCATION MAP

Thunder Mountain Mining District
Valley County, Idaho
Thunder Mountain Gold

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2004

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

December 31, 2004

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

December 31, 2004

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

December 31, 2004

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

No matters were submitted to vote of the Registrant's security holders during 2004.

PART II

ITEM  5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A)  Market  Information.

The common stock of the Registrant is traded over-the-counter in Spokane, Washington and its bid and asked prices are quoted on a daily basis by the Spokane Quotation Service in Spokane, Washington.

The bid prices for the Registrant's stock for the years 2004, 2003 and 2002 were as follows:

HIGH

LOW

         2004

---------

---------

First Quarter

$   0.19

$   0.14

Second Quarter

$   0.21

$   0.13

Third Quarter

$   0.15

$   0.10

Fourth Quarter

$   0.33

$   0.12

        2003

First  Quarter

$   0.08

$   0.05

Second  Quarter

$   0.09

$   0.07

Third  Quarter

$   0.18

$   0.06

Fourth  Quarter

$   0.30

$   0.10

         2002

First Quarter

$   0.10

$   0.04

Second Quarter

$   0.14

$   0.04

Third Quarter

$   0.11

$   0.06

Fourth Quarter

$   0.09

$   0.04

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2004

(B)  Holders:

          Title of  Class                            No. of Record Holders

----------------------------------                ------------------------------

$0.05  Par  Value                                 2,112 as of June 4, 2004

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This report contains both historical and prospective statements concerning the Company and its operations.  Prospective statements (known as "forward-looking statements") may or may not prove true with passage of time because of future risks and uncertainties.  The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements.

The following discussion is based on unaudited financial information prepared by Management. Pursuant to Regulation 3-11 of Regulation S-X, Management believes that the Company is an inactive entity and has elected to omit audited financial information.

(a)     FULL  FISCAL  YEAR.

Liquidity:

.

The Company has a positive cash-position and maintained its liquid assets in a cash management fund and the Midas gold-based mutual fund.  The Company’s cash and liquid assets are considered adequate to meet its current and near-term corporate obligations.  The Company does not foresee any necessity to raise additional funds during the next twelve-month period, except for the advance from Dewey Mining to defray various appraisal and property maintenance costs on the joint venture properties. Management will be selling the Midas Fund assets, which, at the end of 2004 had a value of approximately $16,000.  Management believes that its funds are sufficient to meet corporate expenses incurred during the next 12 months.

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2004

Due to the extended timeframe for the completion of the potential sale through Trust for Public Land, the Company required a source of continued funding to pay their 50% share of mining claim holding fees, security, appraisal costs, and consultant expenses.  To this end, a line of credit in the amount of $150,000 was established in May 2003 to provide for expenses to complete the land sale efforts with Trust for Public Land. The line of credit carries an eight percent interest charge and is secured by the Company’s land in the Thunder Mountain Mining District.  The note is due and payable in May 2005, but will be extended for an indefinite period of time pending further progress of Trust for Public Lands in acquiring funding.  The amount due on this line of credit was approximately $181,000 at the end of 2004.  Alternative financing arrangements are being evaluated in the event that it becomes necessary.

Expenses for the ensuing year will be incurred for continued maintenance and sales efforts of the Thunder Mountain property, including claim holding fees, minor appraisal costs, travel, consultants, legal reviews of the pending sale, corporate management fees and administrative costs.  It is anticipated that no Directors and discretionary managerial fees will be paid during the upcoming year due to the low cash position of the Company.  Any geologic, professional and other technical expertise utilized in Company efforts are generally done by the Directors, who are adequately qualified.

Any additional exploration efforts undertaken by the Company will be limited to the evaluation of opportunities that may be presented to the Company. The Company did not engage in any research and development activities during 2004.

There were no fees paid to any of the Directors during 2004.  Please refer to the financial statements for additional costs and expenditures and other financial information.

Capital Resources:  The Company presently did not acquire any equipment during 2004. The Company does not intend to make any capital expenditures from its funds for property or equipment during the next 12 months.  The Company also does not presently have any plans to raise capital through debt or equity financing.

Results of Operations:  The Company had no production from operations for 2004.  Although additional production units are likely, it is impossible to predict with any certainty when and where the next production unit will be developed.  For that reason, it is impossible to predict the future production units.

For 2004, gross revenues were $-0-.

The Company does not currently have any employees, and does not anticipate any for the upcoming calendar year(s).  The Directors conduct most of the work related to corporate business on a non-paying basis at the current time.  Occasionally, outside consultants are utilized per the above discussion.

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2004

ITEM  7:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

AND

 ACCOUNTANTS’ REPORT

DECEMBER 31, 2004

TABLE OF CONTENTS

Page

Accountant’s Report

Balance Sheets at December 31, 2004 and 2003

(Unaudited)

17-18

Statements of Operations for the Years Ended

December 31, 2004, 2003, and 2002 (Unaudited)

19

Statements of Cash Flows for the Years Ended

December 31, 2004, 2003, and 2002 (Unaudited)

20-21

Statements of Changes in Stockholders’ Equity for the

Years Ended December 31, 1991 through December 31,

2004 (Unaudited)

22-24

Notes to Financial Statements (Unaudited)

25

Report of Accountants’ on Supplemental

Schedules (Unaudited)

33

Supplemental Schedules (Unaudited)

34-37

ACCOUNTANTS’ REPORT

Board of Directors

Thunder Mountain Gold, Inc.

Spokane, Washington

We are not independent with respect to Thunder Mountain Gold, Inc. (an exploration stage company), and the accompanying balance sheets as of December 31, 2004 and 2003, and the related statements of operations, cash flows, and changes in stockholders’ equity, for the years then ended were not audited by us and, accordingly, we do not express an opinion on them.

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

/s/ Moe )'Shaughnessy & Associates, P.S.

MOE O’SHAUGHNESSY & ASSOCIATES, P.S.

Spokane, Washington

March 21, 2005

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited - See Accountants’ Report)

DECEMBER 31, 2004 AND 2003

ASSETS

   2004

   2003

CURRENT ASSETS:

Cash and cash equivalents

$  2,204

$ 11,697

Available-for-sale investments

 16,712

         -

Total Current Assets

 18,916

 11,697

AVAILABLE-FOR-SALE-INVESTMENTS

(NON-CURRENT)

     170

     170

PROPERTY AND EQUIPMENT

Office equipment

7,141

7,141

Mining claims

         -

          -

Total Property and Equipment

7,141

7,141

Less: Accumulated depreciation

   7,141

   7,108

Net Property and Equipment

          -

        33

$ 19,086

$ 11,900

See Notes to Financial Statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

  2004

  2003

CURRENT LIABILITIES

Accounts payable

$181,000

$ 98,600

Total Current Liabilities

181,000

 98,600

STOCKHOLDERS’ EQUITY

Common stock, $0.05 par value;

12,000,000 shares authorized;

9,727,852 and 9,727,852

shares issued respectively

486,392

486,392

Additional paid-in capital

254,222

254,222

Less: 11,700 shares of treasury

stock, at cost

(24,200)

(24,200)

Accumulated other comprehensive

income (loss)

 16,712

-

Retained earnings (deficit)

(212,793)

(212,793)

Deficit accumulated during the

exploration stage (1991 through

2004)

(682,247)

(590,321)

(161,914)

(86,700)

$ 19,086

$ 11,900

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited - See Accountants' Report)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, 2002 AND DURING THE EXPLORATION STAGE (1991 THROUGH 2004)

	2004	2003	2002	During Exploration Stage (1991 through 2004)
INCOME				
Royalties	$ -	$ -	$ -	$ 328,500
EXPENSES				
Exploration	83,695	43,793	65,767	543,416
Depreciation and depletion	33	69	69	36,270
Directors' fees and professional services	-	-	300	364,800
Legal and accounting	3,562	5,289	10,550	124,658
Management and administrative	4,644	7,479	4,461	234,406
Total Expenses	91,934	56,630	81,147	1,303,550
(LOSS) FROM OPERATIONS	(91,934)	(56,630)	(81,147)	(975,050)
OTHER INCOME				
Interest and dividend income	8	99	106	195,564
Gain (loss) on sale of securities and assets	-	(34,335)	(13,298)	148,494
Adjustments for impairment of securities	-	-	-	(51,255)
	8	(34,236)	(13,192)	292,803
INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	(91,926)	(90,866)	(94,339)	(682,247)
PROVISION FOR INCOME TAXES				
Tax at statutory rates	-	-	-	-
Tax benefit	-	-	-	-
NET INCOME (LOSS)	(91,926)	(90,866)	(94,339)	(682,247)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX				
Unrealized holding gain (loss) arising during the period	16,712	-	(2,084)	(54,934)
Reclassification adjustment for (gains) losses included in net income	-	34,335	13,298	(79,964)
Reclassification adjustment for difference between cost and carrying value of securities sold during the period previously included in other comprehensive income	-	(12,948)	(14,294)	151,610
Other comprehensive income (loss), net of tax	16,712	21,387	(3,080)	16,712
COMPREHENSIVE INCOME (LOSS)	**$(75,214)**	**$(69,479)**	**$(97,419)**	**$ (665,535)**
EARNINGS (LOSS) PER SHARE				
Basic $ (0.01)	$ (0.01)	$ (0.01)	$ (0.06)	
Diluted $ (0.01)	$ (0.01)	$ (0.01)	$ (0.06)	

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited - See Accountants' Report)

	2004	2003	2002	During Exploration Stage (1991 through 2004)
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES				
Net income (loss)	$(91,926)	$(90,866)	$(94,339)	$ (682,247)
Non-cash expenses, revenues, losses and gains included in income:				
Depreciation and amortization	33	69	69	36,270
Gain on sale of securities and assets	-	-	-	(212,081)
Loss on sale of securities and assets	-	34,335	13,298	69,262
Net decrease in receivables	-	-	300	124,955
Net increase (decrease) in payables	82,400	38,742	49,998	137,182
Net Cash Flows Used By Operating Activities	(9,493)	(17,720)	(30,674)	(526,659)
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES				
Purchase of investments	-	-	-	(354,530)
Purchase of property and equipment	-	-	-	(68,854)
Proceeds from disposition of investments	-	28,718	26,098	625,933
Proceeds from disposition of assets	-	-	-	49,310
Impairment loss on securities included in net loss	-	-	-	51,255
Net Cash Flows Provided By Investing Activities	$ -	$ 28,718	$26,098	$ 303,114

(Continued)

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited - See Accountants' Report)

	2004	2003	2002	During Exploration Stage (1991 through 2004)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES				
Proceeds from sale of common stock	$ -	$ -	$ -	$ 60,000
Reacquisition of common stock	-	-	-	(50)
Net Cash Flows Provided By Financing Activities	-	-	-	59,950
NET INCREASE (DECREASE) IN CASH	(9,493)	10,998	(4,576)	(163,595)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,697	699	5,275	165,799
CASH AND CASH EQUIVALENTS, END OF PERIOD	**$ 2,204**	**$ 11,697**	**$ 699**	**$ 2,204**
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES				
Marketable security written off as worthless	**$ -**	**$ 10,998**	**$ -**	

Disclosure of Accounting Policy:
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

(Concluded)

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited - See Accountants' Report)

	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings (Deficit)	Deficit Accumulated During Exploration Stage (1991 through 2003)	Total
Balances at January 1, 1991	7,776,587	$388,829	$254,285	$ -	$(24,150)	$ 20,002	$ -	$ 638,966
Stock previously issued but not recorded by transfer agent	1,265	63	(63)	-	-	-	-	-
Stock cancelled	(50,000)	(2,500)	(10,000)	-	-	-	-	(12,500)
Net loss - 1991	-	-	-	-	-	-	(82,358)	(82,358)
Balances at December 31, 1991	7,727,852	386,392	244,222	-	(24,150)	20,002	(82,358)	544,108
Stock issued for mining contract	1,000,000	50,000	-	-	-	-	-	50,000
Net loss - 1992	-	-	-	-	-	-	(14,718)	(14,718)
Balances at December 31, 1992	8,727,852	436,392	244,222	-	(24,150)	20,002	(97,076)	579,390
Stock issued for options exercised	1,000,000	50,000	10,000	-	-	-	-	60,000
Net loss - 1993	-	-	-	-	-	-	(42,942)	(42,942)
Balances at December 31, 1993	9,727,852	486,392	254,222	-	(24,150)	20,002	(140,018)	596,448
Unrealized gain in marketable securities	-	-	-	215,803	-	-	-	215,803
Cumulative effect of change in accounting principle	-	-	-	(910)	-	910	-	-
Net loss - 1994	-	-	-	-	-	-	(27,471)	(27,471)
Balances at December 31, 1994	9,727,852	486,392	254,222	214,893	(24,150)	20,912	(167,489)	784,780
Unrealized gain in marketable securities	-	-	-	141,801	-	-	-	141,801
Net income - 1995	-	-	-	-	-	-	26,367	26,367
Balances at December 31, 1995	9,727,852	486,392	254,222	356,694	(24,150)	20,912	(141,122)	952,948
Unrealized gain in marketable securities	-	-	-	12,360	-	-	-	12,360
Net income - 1996	-	-	-	-	-	-	83,029	83,029
Balances at December 31, 1996	9,727,852	486,392	254,222	369,054	(24,150)	20,912	(58,093)	1,048,337
Reacquisition of stock	-	-	-	-	(50)	-	-	(50)
Unrealized loss in marketable securities	-	-	-	(168,521)	-	-	-	(168,521)
Reclassification adjustment for losses included in net income	-	-	-	27,389	-	-	-	27,389
Net loss - 1997	-	-	-	-	-	-	(10,139)	(10,139)
Balances at December 31, 1997	9,727,852	$486,392	$254,222	$227,922	$(24,200)	$ 20,912	$ (68,232)	$ 897,016

(Continued)

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited - See Accountants' Report)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings (Deficit)	Deficit Accumulated During Exploration Stage (1991 through 2003)	Total
Unrealized loss in marketable securities	-	$ -	$ -	$(26,895)	$ -	$ -	$ -	$ (26,895)
Impairment loss - mining claims	-	-	-	-	-	(233,705)	-	(233,705)
Net loss - 1998	-	-	-	-	-	-	(125,684)	(125,684)
Comprehensive (loss)	-	-	-	-	-	-	-	(386,284)
Balances at December 31, 1998	9,727,852	486,392	254,222	201,027	(24,200)	(212,793)	(193,916)	510,732
Unrealized loss in marketable securities	-	-	-	(24,030)	-	-	-	(24,030)
Net income - 1999	-	-	-	-	-	-	37,050	37,050
Comprehensive income	-	-	-	-	-	-	-	13,020
Balances at December 31, 1999	9,727,852	486,392	254,222	176,997	(24,200)	(212,793)	(156,866)	523,752
Unrealized Holding Loss in Marketable Securities	-	-	-	(60,186)	-	-	-	(60,186)
Reclassification Adjustment for Gains Included in Net Income	-	-	-	(47,100)	-	-	-	(47,100)
Reclassification Adjustment for Securities Sold With Gains Previously Included in Other Comprehensive Income	-	-	-	(89,587)	-	-	-	(89,587)
Net Loss - 2000	-	-	-	-	-	-	(102,602)	(102,602)
Comprehensive (Loss)	-	-	-	-	-	-	-	(299,475)
Balances at December 31, 2000	9,727,852	486,392	254,222	(19,876)	(24,200)	(212,793)	(259,468)	224,277
Unrealized Holding Loss in Marketable Securities	-	-	-	(17,108)	-	-	-	(17,108)
Reclassification Adjustment for Gains Included in Net Income	-	-	-	45,455	-	-	-	45,455
Reclassification Adjustment for Securities Sold With Gains Previously Included in Other Comprehensive Income	-	-	-	(26,778)	-	-	-	(26,778)
Net Loss - 2001	-	-	-	-	-	-	(145,648)	(145,648)
Comprehensive (Loss)	-	-	-	-	-	-	-	(144,079)
Balances at December 31, 2001	9,727,852	$486,392	$254,222	$(18,307)	$(24,200)	$(212,793)	$(405,116)	$ 80,198

(Continued)

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited - See Accountants' Report)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings (Deficit)	Deficit Accumulated During Exploration Stage (1991 through 2004)	Total
Unrealized Holding Loss in Marketable Securities	-	$ -	$ -	$ (2,084)	$ -	$ -	$ -	$ (2,084)
Reclassification Adjustment for Losses Included in Net Income	-	-	-	13,298	-	-	-	13,298
Reclassification Adjustment for Securities Sold With Gains Previously Included in Other Comprehensive Income	-	-	-	(14,294)	-	-	-	(14,294)
Net Loss - 2002	-	-	-	-	-	-	(94,339)	(94,339)
Comprehensive (Loss)	-	-	-	-	-	-	-	(97,419)
Balances at December 31, 2002	9,727,852	486,392	254,222	(21,387)	(24,200)	(212,793)	(499,455)	(17,221)
Reclassification Adjustment for Losses Included in Net Income	-	-	-	34,335	-	-	-	34,335
Reclassification Adjustment for Securities Sold With Losses Previously Included in Other Comprehensive Income	-	-	-	(12,948)	-	-	-	(12,948)
Net Loss - 2003	-	-	-	-	-	-	(90,866)	(90,866)
Comprehensive (Loss)	-	-	-	-	-	-	-	(69,479)
Balances at December 31, 2003	9,727,852	486,392	254,222	-	(24,200)	(212,793)	(590,321)	(86,700)
Unrealized Holding Gain in Marketable Securities	-	-	-	16,712	-	-	-	16,712
Net Loss - 2004	-	-	-	-	-	-	(91,926)	(91,926)
Comprehensive (Loss)	-	-	-	-	-	-	-	(75,214)
Balances at December 31, 2004	9,727,852	$486,392	$254,222	$ 16,712	$(24,200)	$(212,793)	$(682,247)	$(161,914)

(Concluded)

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - See Accountants’ Report)

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

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - See Accountants’ Report)

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

Earnings Per Share

The Company computes basic earnings per common share by dividing the net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are calculated by including all dilutive potential common shares such as stock options.  Dilutive potential common shares were 9,727,852 in 2004, 2003, and 2002.  No adjustment to reported net income is required when computing diluted earnings per share.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - See Accountants’ Report)

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

The following information is as of December 31, 2004, 2003,  and 2002:

  2004

  2003

  2002

Aggregate fair value of

marketable securities

$ 16,712

$      -

$ 41,666

Gross unrealized holding

gains

-

-

-

Gross unrealized holding

losses

  1,003

      -

 20,477

Cost basis

$ 17,715

$      -

$ 62,143

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - See Accountants’ Report)

2.

Investments - (Continued)

Changes in current marketable securities for the twelve months ended December 31, 2004, 2003, and 2002, are as follows:

  2004

  2003

  2002

Cost, as of January 1

$ 17,715

$ 62,143

$101,539

Purchase of shares

-

-

-

Sales of shares

      -

(62,143)

(39,396)

Dividends and capital

gains reinvested

-

-

-

Unrealized gain (loss),

As of December 31

 (1,003)

      -

(20,477)

Fair market value as of

December 31

$ 16,712

$      -

$ 41,666

Investments consist of the following:

Carrying

Market

  Value

  Cost

  Value

December 31, 2004:

  Current Investments

$ 16,712

$ 17,715

$ 16,712

  Other investments

    170

  1,080

    170

  Total

$ 16,882

$ 18,795

$ 16,882

December 31, 2003:

  Current investments

$      -

$      -

$      -

  Other investments

    170

  1,080

    170

  Total

$    170

$  1,080

$    170

(Continued)

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - See Accountants’ Report)

2.

Investments - (Continued)

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

At December 31, 2004, the Company has $934,614 in net operating loss carry forward which may be used to offset taxable income generated by operations, which began expiring in 2004, and are fully expired in 2024.

The net operating loss carry forward would normally result in a recorded income tax benefit.  As a result of the uncertainty to continue as a going concern as described in Note 5, the income tax benefit is fully reserved and is not reflected herein.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - See Accountants’ Report)

5.

Uncertainty - Going Concern

The Company’s continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity or debt funding, sale of the mining claims or production from the mining claims.  While pursuing additional funding or sale of its mining claims, the Company must continue to operate on limited cash.  The Company has no revenue from operations and has experienced recurring losses.  Management believes that geological, geophysical, and engineering data have identified mineralized material in place on the mining claims in commercial quantities to be of value.  The Company is negotiating with the United States Forest Service through the Land and Water Conservation Funds for sale of its position regarding the mining claims.

6.

Litigation

The Company, along with other similarly situated parties, was a protestant against the Federal Government’s claims for certain reserved water rights for Wild and Scenic Rivers Act purposes.  A settlement has been reached and legal counsel anticipates the settlement will be favorable to Thunder Mountain Gold, Inc.

7.

Exploration Stage Company

Management reviewed the status of the company and determined that the company has been an exploration stage company from 1991 through 2004.  Accordingly, the financial statements and disclosures report the company as an exploration stage enterprise.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - See Accountants’ Report)

8.

Accounts Payable

The Company established a line of credit with Dewey Mining Company during 2003.  Dewey Mining Company is paying the Companies share of mining claim holding fees, security, appraisal costs, consultant expenses and related expenses to complete land sale efforts with the United States Forest Service.  Accounts payable at December 31, 2004, of $181,000 represents the costs paid by Dewey Mining Company.  The line of credit carries an interest rate of eight percent and is included in the $181,000.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

(Unaudited - See Accountants’ Report)

SUPPLEMENTAL SCHEDULES

(Unaudited - See Accountants’ Report)

The Board of Directors

Thunder Mountain Gold, Inc.

Spokane, Washington

Our report on the financial statements of Thunder Mountain Gold, Inc., (an exploration stage company) is included in the Form 10-KSB and covers the balance sheets as of December 31, 2004 and 2003 and the related statements of operations, cash flows and changes in stockholders’ equity for each of the three years ended December 31, 2004, 2003, and 2002.  The following supplemental schedules were not audited by us and, accordingly, we do not express an opinion on them.

Schedule I -  Marketable Securities - Other Investments

Schedule V -  Property, Plant, and Equipment

Schedule VI - Amortization of Property, Plant, and Equipment

MOE O’SHAUGHNESSY & ASSOCIATES, P.S.

Spokane, Washington

March 21, 2005

THUNDER MOUNTAIN GOLD, INC.
(An Exploration Stage Company)

SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
(Unaudited - See Accountant's Report)

FOR THE YEAR ENDED DECEMBER 31, 2004

	December 31, 2004				
	Column A	Column B	Column C	Column D	Column E
	Issuer	Number of Shares	Cost of Shares	Market Value Shares	Amount at Which Issue is Carried on Balance Sheet
Midas Gold Common Shares	8,396	$ 17,715	$ 16,712	$ 16,712	
Totals	8,396	$ 17,715	$ 16,712	$ 16,712	
Other stock ownership in inactive companies - common shares		164,500	$ 1,080	$ 170	$ 170
Totals		164,500	$ 1,080	$ 170	$ 170

33

THUNDER MOUNTAIN GOLD, INC.
(An Exploration Stage Company)

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
(Unaudited - See Accountants' Report)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning Of Period	Additions At Cost	Retirements	Other Changes Add (Deduct)	Balance at End of Period
Year Ended December 31, 2004:					
Office Equipment	$ 7,141	$ -	$ -	$ -	$ 7,141
Totals	$ 7,141	$ -	$ -	$ -	$ 7,141
Year Ended December 31, 2003:					
Office Equipment	$ 7,141	$ -	$ -	$ -	$ 7,141
Totals	$ 7,141	$ -	$ -	$ -	$ 7,141

34

THUNDER MOUNTAIN GOLD, INC.
(An Exploration Stage Company)

SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY AND EQUIPMENT
(Unaudited - See Accountants' Report)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Column A Description	Column B Balance at Beginning Of Period	Column C Additions	Column D Retirements	Column E Other Changes Add (Deduct)	Column F Balance at End of Period
Year Ended December 31, 2004:					
Office Equipment	$ 7,108	$ 33	$ -	$ -	$ 7,141
Totals	$ 7,108	$ 33	$ -	$ -	$ 7,141
Year Ended December 31, 2003:					
Office Equipment	$ 7,039	$ 69	$ -	$	$ 7,108
Totals	$ 7,039	$ 69	$ -	$ -	$ 7,108

Depreciation is calculated using the accelerated depreciation methods with useful lives of three to seven years.

35

THUNDER MOUNTAIN GOLD, INC.
(An Exploration Stage Company)

SELECTED FINANCIAL DATA
(Unaudited - See Accountants' Report)

The following is a summary of selected financial data which indicates trends in registrants financial condition and results of operations.

		Year Ended December 31,			
Selected Balance Sheet Data	2004	2003	2002	2001	2000
Current Assets	$ 18,916	$ 11,697	$ 42,365	$ 89,717	$239,822
Property and Equipment	-	33	102	171	285
Non-Current Investments	170	170	170	170	170
Total Assets	19,086	11,900	42,637	90,058	240,277
Current Liabilities	181,000	98,600	59,858	9,860	16,000
Stockholders' Equity	(161,914)	(86,700)	(17,221)	80,198	224,277
Selected Operational Data					
Royalty Revenue	-	-	-	-	-
Other Revenue and Gains (Losses)	-	(34,236)	13,298	(45,017)	67,823
Net Income (Loss)	(91,926)	(90,866)	(94,339)	(145,648)	(102,602)
Net Income (Loss) Per Share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

No dividends have been paid by the Company.

36

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2004

ITEM  8:  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

During the year ended December 31, 2004 there were no disagreements between the Company and its   independent certified public accountants concerning accounting and financial disclosure.

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

ITEM 8B.  OTHER INFORMATION

The Company filed a report on Form 8K on October 19, 2004 with the announcement of a press release under Item 8.01 regarding the Forest Service appraisal of the Thunder Mountain Mining District.

PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)  Identification of Directors:

E. James Collord, Age 58 - President and Director - Mr. Collord has been an officer and Director of the Registrant since 1978.

Robin S. McRae, Age 64 - Secretary/Treasurer and Director - Dr. McRae has been an officer and Director of the Registrant since 1978.

Pete Parsley, Age 44 - Director and Thunder Mountain Project Manager. Mr. Parsley has been a director since 1999.

 (B)  Identification of Executive Officers

This information is contained in paragraph (a) above.

 (C)  Family Relationships

Dr. Robin S. McRae is the cousin of E. James Collord, the President of the Registrant.

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2004

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

December 31, 2004

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

The Board of Directors has not currently adopted a code of ethics at the time of this report.  The Board of Directors is undertaking evaluation of a code of ethics and expects to finalize and adopt a code of ethics during 2005.  Proper disclosure will be undertaken subsequent to adoption of a code of ethics by the Board of Directors.

ITEM  10:  EXECUTIVE  COMPENSATION

(A)  Cash Compensation

None of the officers and Directors received any payment for services during 2004:

(B)  Bonuses And Deferred Compensation:

Budgeted Arrangements:  None

(C)  Other Compensation

There are no remuneration payments to any officer or Director.

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

Heirs of Ronald C.  Yanke

1,883,525 shares of

19.36%

P.O. Box 5405,

record

Boise, ID 83715

(B)     The Security Holdings Of Management Are As Follows

Common Stock

Ellis  J.  Collord

519,500 shares of

5.34%

record

Common  Stock

Dr. Robin S. McRae

91,955 shares of

  .95%

record

Total of all Officers and Directors

6.29%

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)     Transactions  With  Management  And  Others

There have been no transactions with:

     Any Director or executive officer

     Any Nominee for election as a director

     Any immediate family member of any of the forgoing, or

     Any security holder known to the issuer to own beneficially or of record more than 5% of the Registrant's voting securities.

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
(32)(i) Certification of E. James Collord
(32)(ii) Certification of Robin S. McRae

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves services performed by Moe, O’Shaughnessy & Associates, P.S., as well as the fees charged by Moe, O’Shaughnessy & Associates, P.S. for such services.  All of the services provided and fees charged by Moe, O’Shaughnessy & Associates, P.S. in 2004 were pre-approved by the board of directors.

Audit Fees

There were no fees billed by Moe, O'Shaughnessy & Associates, P.S. for preparation of audits as the Company does not prepare audited financial statements.  The aggregate fees billed by  Moe, O’Shaughnessy & Associates, P.S. for professional services for the preparation of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2004 and 2003 were $1,600 and $4,500, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by Moe, O’Shaughnessy & Associates, P.S. during the last two fiscal years for services that were reasonably related to the preparation or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by Moe, O’Shaughnessy & Associates, P.S. during the last two fiscal years for professional services rendered by  Moe, O’Shaughnessy & Associates, P.S. for tax compliance for 2004 and 2003 were $428 and $750, respectively.

All Other Fees

There were no other fees billed by Moe, O’Shaughnessy & Associates, P.S. during the last two fiscal years for products and services provided by  Moe, O’Shaughnessy & Associates, P.S.

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2004

SIGNATURES

Pursuant to the requirements of Section 143 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN  GOLD,  INC.

    /s/ James Collord

By  __________________________________

E.  James Collord

President, Director and Chief Executive Officer

Date:  April 15, 2005

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on  behalf of the Registrant and in the capacities on the date indicated.

    /s/ Robin S. McRae

By  ____________________________________

Robin S.  McRae

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  April 15, 2005

42