Form 10QSB
period 2005-03-31
THUNDER MOUNTAIN GOLD INC
filed 2005-05-13
CIK 711034

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                    to

Commission File Number:  001-08429

THUNDER MOUNTAIN GOLD, INC.

(Exact name of Registrant as specified in its charter)

                   Idaho

          91-1031075

(State or other jurisdiction of

(IRS identification No.)

incorporation  or  organization)

1239 Parkview Drive
Elko, Nevada 89801
(775) 738-9826

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    [X]     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,727,852 shares of Common Stock outstanding as of March 31, 2005.

Transitional Small Business Disclosure Format (check one);  Yes          No     [X]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

Thunder Mountain Gold, Inc.

Form 10-QSB

For the Quarterly Period Ended March 31, 2005

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

32.1-- Certification required by Rule 13a-14(a)  or Rule 15d-14(b) and section 906 of the Sarbanes-  Oxley Act of 2002, 18 U.S.C. Section 1350. Collord

32.1-- Certification required by Rule 13a-14(a)  or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. McRae

SIGNATURES

Pursuant to the requirements of Section 143 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN  GOLD,  INC.

    /s/ E. James Collord

By  __________________________________

E.  James Collord

President, Director and Chief Executive Officer

Date:  May 13, 2005

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on  behalf of the Registrant and in the capacities on the date indicated.

    /s/ Robin S. McRae

By  ____________________________________

Robin S.  McRae

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  May 13, 2005