Form 10QSB
period 2005-09-30
THUNDER MOUNTAIN GOLD INC
filed 2005-11-17
CIK 711034

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                    to

Commission File Number:  001-08429

THUNDER MOUNTAIN GOLD, INC.

(Exact name of Registrant as specified in its charter)

                   Idaho

          91-1031075

(State or other jurisdiction of

(IRS identification No.)

incorporation  or  organization)

1239 Parkview Drive
Elko, Nevada 89801
(775) 738-9826

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    [X]     No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,844,327 shares of Common Stock outstanding as of November 10, 2005.

Transitional Small Business Disclosure Format (check one);  Yes          No     [X]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

Thunder Mountain Gold, Inc.

Form 10-QSB

For the Quarterly Period Ended September 30, 2005

PART I. – FINANCIAL INFORMATION

The Registrant fall within the provisions of Rule 13a-13(c)(2)  of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part 1.

PART II. – OTHER INFORMATION

Items deleted are not applicable

ITEM 5.

OTHER INFORMATION

The Company paid in full a $233,611 loan obligation to Dewey Mining Company in late May 2005.  This was made possible through a $241,500 personal loan made to the Company by Jim Collord, President, and his wife.  After payment, Dewey Mining Company provided a release on the lien they had on the Company’s patented and unpatented mining claims in the Thunder Mountain Mining District.  The obligation to Dewey was significantly higher than previously reported due to late expenses passed on to the Company, and accumulated interest.

On September 1, 2005, the Registrant entered into the following transactions with Estate of Ronald C. Yanke and Donald J. Nelson: (i) The Company acquired 4,345,966.34 shares, or what was represented to be all of the outstanding common stock in the Dewey Mining Co., Inc., an Idaho corporation. (ii) the Company also acquired 1,883,525 shares of common stock in the Company; and (iii) such common stock was acquired from the Estate of Ronald C. Yanke and Donald J. Nelson, in return for $3,300,000 paid to the Estate of Ronald C. Yanke and Donald J. Nelson on September 1, 2005.

On September 1, 2005, the Company, Dewey Mining Co., Inc., an Idaho corporation, and The Trust For Public Land, a California nonprofit public benefit corporation, entered into the following transactions: (i) the Company disposed of all of its right, title, and interest, in real property and mining claims in Valley County, Idaho, to The Trust For Public Land; (ii) Dewey Mining Co., Inc., an Idaho corporation, disposed of all of its right, title, and interest, in real property and mining claims in Valley County, Idaho to The Trust For Public Land; (iii) the purchase price was at least $5,500,000, with the Registrant receiving on September 2, 2005, $2,199,406 after payment of $3,300,000 for the stock acquisition transactions with Estate of Ronald C. Yanke and Donald J. Nelson; and (iv) The Trust For Public Land agreed to certain indemnification and release provisions as to environmental and other liabilities, for the Company, Dewey Mining Co., Inc., their officers, directors, shareholders, and others, including an estimated $650,000 of obligated final reclamation as outlined by the United States Forest Service.  Since the formal Forest Service appraisal was for $13,000,000, the Company may be able to take advantage of a significant donation tax credit over the next five years.

.

The United States Forest Service (Forest Service), through TPL, provided some of the funding to purchase the property and assets.

Closing for all of the foregoing transactions occurred on September 1, 2005. The foregoing transactions are all subject to and conditioned upon ratification by shareholders of the Company.

Dewey Mining Co., Inc. filed Articles of Dissolution, with the State of Idaho, which were declared effective September 6, 2005

The Company’s principal business at this time is the acquisition, either alone or with others, of interests in exploratory mining and mineral interests. Prior to the disposition of its interests in real property and mining claims in Valley County, Idaho, the Company was considered an exploratory stage company. Subject to shareholder approval, the Company currently has plans to acquire additional mining interests, when located, including acquisition of mining claims, seeking out a larger mining company for merger, and/or developing strategic alliances with other companies. The Company currently has no agreements with any companies at this time.

Item 6. Exhibits

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Collord

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). McRae

32.1-- Certification required by Rule 13a-14(a)  or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Collord

32.1-- Certification required by Rule 13a-14(a)  or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. McRae

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD,  INC.

    /s/ E. James Collord

By  __________________________________

E.  James Collord

President, Director and Chief Executive Officer

Date:  November 16, 2005

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on  behalf of the Registrant and in the capacities on the date indicated.

    /s/ Robin S. McRae

By  ____________________________________

Robin S.  McRae

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  November 16, 2005

4