Form 10KSB
period 2005-12-31
THUNDER MOUNTAIN GOLD INC
filed 2006-04-17
CIK 711034

OMB APPROVAL
OMB Number: 3235-0042
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

THUNDER MOUNTAIN GOLD, INC.

(Exact name of Registrant as specified in its charter)

IDAHO	001-08429	91-1031075
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1239 PARKVIEW DRIVE, ELKO, NEVADA	89801
(Address of principal executive offices)	(Zip Code)

(775) 738-9826

(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.05

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.            Yes [X]           No  [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ]  No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2006 was $1,303,528. This figure is based on estimated bid price of $0.19.

Issued and outstanding common capital stock as of March 31, 2006:  9,952,852 shares of common $0.05 par value stock non -assessable.

Documents Incorporated by reference:  See Exhibits, page 33.

Transitional small business disclosure format: Yes [  ] No [X]

SEC 2337 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2005

Table of Contents

Page

Part I

Item 1

Description of Business

3

Item 2

Description of Properties

5

Item 3

Legal Proceedings

5

Item 4

Submission of Matters to a Vote of Security Holders

5

Part II

Item 5

Market for Common Equity and Related Stockholder Matters

6

Item 6

Management's Discussion and Analysis or Plan of Operation

7

Item 7

Financial Statements

10

Item 8

Changes in and Disagreement with Accountants on Accounting and

Financial Disclosure

26

Item 8A

Controls and Procedures

26

Item 8B

Other Information

27

Part III

Item 9

Directors, Executive Officers, Promoters and Control Persons, Compliance

Section 16(a) of the Exchange Act

27

Item 10

Executive Compensation

29

Item 11

Security Ownership of Certain Beneficial Owners and Management

31

Item 12

Certain Relationships and Related Transactions

32

Item 13

Exhibits

33

Item 14

Principal Accountant Fees and Services

33

Signatures

34

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Forward-Looking Statements

This Report on Form 10-KSB contains certain forward-looking statements. These forward looking statements include statements regarding exploration and development plans, marketing plans, capital and operations expenditures, and results of operations.

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of Thunder Mountain Gold, Inc., the ("Company"), which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements.

Company History

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

Current Operations

Thunder Mountain Gold is a mineral exploration stage company with no producing mines, and no current mining properties.  The Company intends to remain in the business of exploring for mining properties that have the potential to produce gold, silver, base metals and other commodities.  During 2005 the Company completed the sale of its mining property (see below) and generated enough cash to finance and revitalize its mineral exploration activity.

In connection with this revitalization, the Company engaged an independent registered auditor to audit the Company’s financial statements as of December 31, 2005.  As a result of the audit, the Company restated its 2004 financial statements that had previously not been audited, but were filed with the Company’s 2004 10KSB.  The restatement related to correcting errors in recording the Dewey Credit Line, related accrued interest thereon and the Company’s accounting for accumulated other comprehensive income.  The effect of the restatement increased net loss as previously reported from $91,926 to $111,242, as restated.

Financial information for fiscal years 2004 and 2003 is based on unaudited financial information prepared by Management.  Pursuant to Regulation 3-11 of Regulation S-X, the Company was an inactive entity in 2004 and 2003, and thus elected to omit audited financial information during those years.

Sale of Mining Property Located in the Thunder Mountain Mining District, Valley County, Idaho:

The Company’s private land holdings and mining claims in the Thunder Mountain Mining District, Valley County, Idaho, were sold to the Trust for Public Land (TPL) in 2005.  The sale to TPL was completed on September 1, 2005 for a total of $5.5 million in cash and release of future reclamation responsibilities.  As part of the transaction, the Company purchased all the stock and associated assets of Dewey Mining Company, the Company’s joint venture partner in the Thunder Mountain Mining District.  The Company paid $3.3 million for Dewey and the purchase was completed as part of the escrow between the Company and the TPL.  Upon purchase, the Company and Dewey dissolved the Dewey Mining Corporation.

As background to this sale, the Company and their joint venture partner, Dewey Mining Company, entered into an Option Agreement with Trust for Public Lands to purchase the consolidated mining district.  The Trust for Public Lands is a nonprofit organization dedicated to the preservation of nature for human enjoyment and well-being.  The Thunder Mountain Mining District is located on a “cherry-stem” within the Frank Church River of No Return Wilderness that was specifically outlined to allow continued development of the historic mining area.  However, due to the Company’s land location any proposed mining in the area would have been subject to prolonged permitting and likely legal issues, but it was a candidate for ultimate purchase by the United States Forest Service.  Because of this, and the then low gold price, all pre-development activities were placed on hold pending the potential completion of a sale.

An independent appraisal on the Thunder Mountain properties, completed by Mr. Don Howell of Valuation Service with support from Dr. Dave Wahl, an independent PhD economic geologist, was reported in per Uniform Appraisal Standards for Federal Land Acquisitions.  The appraisal concluded that the value for all private holdings, drill-defined mineralized material, unpatented claims and appurtenant components had a value of $13 million.  Due to federal funding constraints, however, it was apparent that this amount of funding was not going to be available in the foreseeable future.  The Company entered into negotiations with TPL and Dewey Mining Company in mid-2005 and, with support from the Forest Service, an agreement was reached on terms of a sale.  These terms are summarized below:

•

Total sale price of $5.5 million cash.

•

TPL assumed all future reclamation liabilities, estimated by the Forest Service to be at least $650,000.

•

Recognition of a donation of property to the TPL with a value of $7.5 million (based on the appraisal of $13 million less the $5.5 million paid by TPL to the Company.

•

Indemnification of any environmental issues associated with the property.

•

TPL paid for all the claim holding fees for the 270 claims in the district that were due in August 2005.

•

TPL paid for all closing costs of the transaction.

The Company filed a Form 8-K disclosing the sale on September 27, 2005 which included a stock purchase and sale agreement, an agreement regarding termination of prior contracts, an acquisition agreement, and the Articles of Dissolution for Dewey Mining Company.  Said documents are hereby incorporated by reference as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively.

Reports To Security Holders:

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-KSB and quarterly Forms 10-QSB as electronically filed with the SEC.  Electronically filed reports may be accessed at www.sec.gov.  Interested parties also may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330.

Risk Factors:

The Company is in the business of conducting exploration for mineral properties that have the potential for discovery of economic mineral resources.  The Company is committing money and talent to this effort, but it currently does not have any properties in inventory.  As with any mineral exploration activity, there is always a risk of not being successful in finding and securing a property that has potential for the discovery of a valuable mineral resources.

ITEM  2 - DESCRIPTION OF PROPERTIES

Having completed the sale of former holdings in the Thunder Mountain Mining District, the Company currently does not have any property.

ITEM  3 - LEGAL  PROCEEDINGS.

The Company has no legal actions pending against it and it is not a party to any suits in any court of law, nor are the directors aware of any claims which could give rise to or investigations pending by the Securities and Exchange Commission or any other governmental agency. The Company is not involved in any civil rights negotiations or proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE ON SECURITY HOLDERS.

Management intends to conduct the Annual Meeting of Shareholders in May or June 2006.  No matter was submitted to the shareholders for vote during the fourth quarter of 2005.

PART II

ITEM  5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The common stock of the Registrant is traded over-the-counter in Spokane, Washington and its bid and asked prices are quoted on a daily basis by the Spokane Quotation Service in Spokane, Washington.

The bid prices for the Registrant's stock for the years 2003, 2004 and 2005 were as follows:

PERIOD	HIGH	LOW
2003
First Quarter	$ 0.08	$ 0.05
Second Quarter	$ 0.09	$ 0.07
Third Quarter	$ 0.18	$ 0.06
Fourth Quarter	$ 0.30	$ 0.10
2004
First Quarter	$ 0.19	$ 0.14
Second Quarter	$ 0.21	$ 0.13
Third Quarter	$ 0.15	$ 0.10
Fourth Quarter	$ 0.33	$ 0.12
2005
First Quarter	$ 0.30	$ 0.21
Second Quarter	$ 0.27	$ 0.17
Third Quarter	$ 0.20	$ 0.15
Fourth Quarter	$ 0.20	$ 0.10

At March 31, 2006, the price per share quoted on the OTCBB was $0.19

Holders:

As of March 31, 2006, there were 2,061 shareholders of record of the Company’s common stock.

Dividends:

The Registrant has not paid any dividends, and does not plan to do so in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans:

None.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities:

During the period covered by this report the Company sold no equity securities that were not registered under the Security Act of 1933, as amended.

It did issue the following unregistered securities:

On October 26, 2005, the Board of Directors granted options to acquire 75,000 shares of the Company's Common Stock, $0.05 par value, exercisable for a period of 5 years, with an exercise price of $0.09 per share. The options were granted to the officers and directors of the Company, namely, Pete Parsley, E. James Collord, and Robin S. McRae.  The Board of Directors also awarded 75,000 shares of common stock, par value $0.05, to Pete Parsley, as compensation for services performed over a three month period ending January, 2006.

The securities issued to Pete Parsley, E. James Collord, Robin S. McRae were originally provided as compensation for services rendered or to be rendered for us. The fair value of the options was calculated at $24,495 using the Black-Scholes Calculation at the date of grant assuming a risk free interest of 4.46%, volatility of 99% and a term of five years. The securities were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933.

Additionally on October 26, 2005, the Board of Directors granted options to acquire 75,000 shares of the Company's Common Stock, $0.05 par value, exercisable for a period of 5 years, with an exercise price of $0.09 per share, each to the Company’s counsel and former accountant.  The Board also authorized the issuance of 75,000 shares of common stock, par value $0.05, to each of those two individuals, as compensation for services performed over a three month period ending January 2006. The accountant receiving such options and common stock is not affiliated in any fashion with the current independent registered accountant for the Company.

The securities issued to counsel and our former accountant were originally provided as compensation for services rendered or to be rendered for us. The fair value of the options was calculated at $16,380 using the Black-Scholes Calculation at the date of grant assuming a risk free interest of 4.46%, volatility of 99% and a term of five years. The securities were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933.

During the fiscal years ended December 31, 2003 and 2004 the Company sold no equity securities that were not registered under the Security Act of 1933, as amended, and issued no unregistered securities.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

This report contains both historical and prospective statements concerning the Company and its operations.  Prospective statements (known as "forward-looking statements") may or may not prove true with passage of time because of future risks and uncertainties.  The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements.

Plan of Operation:

During 2005, the Company completed the sale of its mining property (see Item 1 – Description of Business) and generated enough cash to finance and revitalize its mineral exploration activity.  In connection with this revitalization, the Company engaged an independent registered auditor to audit the Company’s financial statements as of December 31, 2005.  As a result of the audit, the Company restated its 2004 financial statements that had previously not been audited but filed with the Company’s 2004 10KSB.  The restatement related to correcting errors in recording the Dewey Credit Line, related accrued interest thereon  and the Company’s accounting for accumulated other comprehensive income. The effect of the restatement increased the net loss as previously reported from $91,926 to $111,242 as restated.

Financial information for fiscal years 2004 and 2003 is based on unaudited financial information prepared by Management.  Pursuant to Regulation 3-11 of Regulation S-X, the Company was an inactive entity in 2004 and 2003, and thus elected to omit audited financial information during those years.

Due to the favorable financial condition of the Company at the end of 2005, and the favorable commodity market, the Board made a decision to expand the membership and expertise of the Board, and to become more aggressive in their natural resource exploration efforts.  As of April 1, 2006, Mr. Pete Parsley was placed on full time as Vice President, Director and Exploration Manager.  Exploration efforts will focus on the Great Basin area of Nevada, as well as favorable areas in other western states.  Evaluations of geologically attractive prospects in politically stable areas of the Americas and Asia will also be considered.  There is a high likelihood that the Company will form joint ventures with other exploration and mining interests. The Company has not acquired any properties as of April 15, 2006.

Expenses for the ensuing year will be for salaries and overhead, travel and field expenses, consultants and property acquisition costs.  Expenses will also be incurred for administrative and legal costs that are considered normal corporate expenses.

Capital Resources:

The Company purchased equipment in 2005 that will be utilized for their future corporate and exploration efforts.  This included a computer and a new four-wheel drive pickup.

Results of Operations:

The Company had no production from operations or any revenue derived from operations in 2005.

Liquidity:

The Company has a positive cash-position and maintained its liquid assets in a Merrill Lynch cash management fund.  The Company’s cash and liquid assets are considered adequate to meet its current and near-term corporate obligations.  The Company does not foresee any necessity to raise additional funds during the next twelve-month period.  Management believes that its funds are sufficient to meet corporate expenses incurred during the next 12 months.

Due to the extended timeframe for the completion of the potential sale through the Trust for Public Land, the Company required a source of continued funding to pay their 50% share of mining claim holding fees, security, appraisal costs, and consultant expenses.  To this end, a line of credit with Dewey Mining Company had been established in May 2003 to provide for expenses to complete the land sale efforts with Trust for Public Land. The line of credit carried an 8.0% charge and was secured by the Company’s land in the Thunder Mountain Mining District.  This line of credit was due and payable in full in May 31, 2005 and, with interest, totaled $233,611.

E. James Collord, President of Thunder Mountain Gold, Inc. (Company), and his wife provided a personal loan on May 12, 2005 of up to $250,000 to the Company in order to pay the Company’s full obligation to Dewey, and for any operational purposes.  A total of $241,500 was loaned to the Company, and all obligations by the Company to Dewey were satisfied through this loan.  The Company paid the Collord loan in full, with 7.5% interest, on December 1, 2005.  A total of $252,065, including interest, was paid to the Collords.

From the sale of the Thunder Mountain property, the Company received approximately $2.2 million net of the purchase of the stock and assets of Dewey Mining Company.  From this amount, the Collord loan was repaid per the discussion above.  An amount of $50,000 was also paid to Pete Parsley, Company Board Member, as part of the terms of the negotiated agreement between the Company and Dewey Mining, this being an assumption of an obligation Dewey Mining had with Mr. Parsley from previous work he had done for Dewey Mining.

Directors fees paid in 2005 were as follows:  1) Jim Collord, President and CEO, $25,000; 2) Robin McRae, Secretary-Treasurer, $25,000, and; 3) Pete Parsley, Vice President and Exploration Manager, $45,000.  In the case of Robin McRae and Pete Parsley, the Director’s fees paid in 2005 were, in part, for their services in 2006.  In addition to the above amounts, a stipend of $1,000 was paid to Marjorie Butcher, former administrative assistant, for office rental and other purposes.

The Company sold their 8,398 shares of Midas Fund, Inc. for $16,712 on June 24, 2005, the proceeds of which were used for corporate expenses.  The shares were purchased in October 1996 for $47,286.  The decline in value was attributed to the “soft” precious metals market and was subsequently written off.

Included as part of the purchase of Dewey Mining Company, the Company also acquired 1,883,525 shares of Company stock that were held by the principal shareholders of Dewey Mining Company.  These shares are in the process of being cancelled at the request of the Company.

Stock awards of 75,000 shares each were made to Pete Parsley, Vice President, Director and Exploration Manager, former independent auditor, and counsel.  In addition, stock options for 75,000 shares at $0.09 per share were made to the above individuals plus Jim Collord, President and Director, and Robin McRae, Secretary, Treasurer and Director.  The options are exercisable over a five-year period.

Discussion of Financial Conditions of the Company for Current and Prior Years:

Fiscal Year Ended December 2005 Compared to Fiscal Year Ended December 31, 2004

As of December 31, 2005, the Company was in a positive cash position with no indebtedness.  This compares with a debt of approximately $188,000, plus interest of $18,506, at the beginning of 2005 based on the line of credit established with Dewey Mining Company in May 2003.  Since this line of credit was due and payable in May 2005, the continued ownership of the Company’s holdings in the Thunder Mountain Mining District was at risk of foreclosure.  Through the Collord loan, the debt with Dewey Mining Company was retired, and further, with the sale of the holdings to TPL, all indebtedness was retired.

Fiscal Year Ended December 2004 Compared to Fiscal Year Ended December 31, 2003

The following discussion is based on unaudited financial information prepared by Management. Pursuant to Regulation 3-11 of Regulation S-X, the Company was an inactive entity in 2004 and 2003, thus elected to omit audited financial information during those years.

For both years, the Company was in a cash positive position with assets in a cash management fund and the Midas gold-based mutual fund.  The asset position was sufficient for corporate activities.

Due to the extended timeframe for the completion of the potential sale through Trust for Public Land, the Company required a source of continued funding to pay their 50% share of mining claim holding fees, security, appraisal costs, and consultant expenses.  To this end, a line of credit had been established with Dewey Mining Company in May 2003 to provide for expenses to complete the land sale efforts with Trust for Public Land.  The line of credit carried an eight percent interest charge and was secured by the Company’s land in the Thunder Mountain Mining District.  The note was due and payable in May 2005.  The amount due on this line of credit was approximately $189,000 at the end of 2004.

Other Information:

Please refer to the financial statements for additional costs and expenditures and other financial information.

The Company had no production from operations for 2005 or 2004.

For 2005 and 2004, gross revenues were $-0-.

The Company did not have any employees during the years ended December 31, 2005 or 2004.  The Directors conducted most of the work related to corporate business on a non-paying basis.

Off Balance-Sheet Arrangements

During the 12 months ended December 31, 2005 and 2004, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

AUDITED FINANCIAL STATEMENTS

AND

AUDITOR’S REPORT

DECEMBER 31, 2005 and 2004

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm

12

Balance Sheets at December 31, 2005 and 2004

13-14

Statements of Operations for the years ended

December 31, 2005 and 2004 (audited), and from

the period of exploration stage from 1991 to

2005 (unaudited)

15

Statements of Cash Flows for the years ended

December 31, 2005 and 2004 (audited), and from

the period of exploration stage from 1991 to

2005 (unaudited)

16

Statements of Changes in Stockholders’ Equity for

the years ended December 31, 2005 and 2004

(audited), and from the period of exploration

from 1991 to 2005 (unaudited)

17-18

Notes to Financial Statements

19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Thunder Mountain Gold, Inc. (An Exploration Stage Company) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thunder Mountain Gold, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.

February 16, 2006

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) BALANCE SHEETS DECEMBER 31, 2005 AND 2004
	2005	2004

ASSETS
Cash and cash equivalents	$ 1,739,373	$ 2,204
Prepaid expenses	44,888	-
Available-for-sale investments	-	16,712

Total Current Assets	1,784,261	18,916

Investments
(Non-current)	1,565	2,475

PROPERTY AND EQUIPMENT
Automotive	47,186	-
Office equipment	2,249	7,141

Less: Accumulated depreciation	(9,887)	(7,141)

Net Property and Equipment	39,548	-

Total Assets	$ 1,825,374	$ 21,391

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) BALANCE SHEETS DECEMBER 31, 2005 AND 2004
	2005	2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 29,250
Credit line - Dewey Mining Co.	-	$ 188,821
Accrued interest - credit line	-	18,506
Federal and state income taxes payable	503,514	-

Total Current Liabilities	532,764	207,327

STOCKHOLDERS’ EQUITY

Common stock, $0.05 par value; 12,000,000 shares
authorized; 9,727,852 and 9,727,852 shares
issued respectively	486,392	486,392

Additional paid-in capital	270,602	254,222

Less: 1,895,225 and 11,700 shares of treasury stock,
at cost	(400,905)	(24,200)

Accumulated other comprehensive income	485	18,107

Retained earnings (deficit)	(212,793)	(212,793)

Retained earnings (deficit) accumulated during the
exploration stage (1991 through 2005)	1,148,829	(707,664)

Total Stockholders’ Equity	1,292,610	(185,936)

Total Liabilities and Stockholders’ Equity	$ 1,825,374	$ 21,391

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (AUDITED),

AND FROM THE PERIOD OF EXPLORATION STAGE FROM 1991 TO 2005 (UNAUDITED)

			During Exploration
		(See Note 8-	Stage (1991
		Restatement)	through 2005)
	2005	2004	(unaudited)
INCOME
Royalties	$ -	$ -	$ 328,500

EXPENSES
Exploration	23,042	89,294	572,057
Depreciation and depletion	9,887	33	46,157
Directors’ fees and professional services	136,380	-	501,180
Legal and accounting	53,156	3,562	177,814
Management and administrative	11,885	4,644	253,120
Total Expenses	234,350	97,533	1,550,328
(LOSS) FROM OPERATIONS	(234,350)	(97,533)	(1,221,828)

OTHER INCOME
Gain on sale of property and mining claims	2,576,112	-	2,576,112
Interest and dividend income	15,340	8	210,904
Interest expense	(13,807)	(13,899)	(27,706)
Gain (loss) on sale of securities	16,712	-	166,116
Adjustments for impairment of investments	-	-	(51,255)
	2,594,357	(13,891)	2,874,171

INCOME (LOSS) BEFORE INCOME TAXES	2,360,007	(111,424)	1,652,343
PROVISION FOR INCOME TAXES	(503,514)	-	(503,514)
NET INCOME (LOSS)	1,856,493	(111,424)	1,148,829
OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAX
Unrealized holding gain (loss) arising during the period	-	14,187	(53,539)
Reclassification adjustment for (gains) losses
included in net income	(17,622)	-	(97,586)
Reclassification adjustment for difference between cost
and carrying value of securities sold during the period
previously included in other comprehensive income	-	-	151,610
Other comprehensive income (loss)	(17,622)	14,187	485
COMPREHENSIVE INCOME (LOSS)	$ 1,838,871	$ (97,237)	$ 1,149,314

EARNINGS (LOSS) PER SHARE
Basic	$ 0.20	$ (0.01)
Diluted	$ 0.20	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC	9,088,310	9,716,512

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED	9,130,684	9,716,512

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (AUDITED), AND FROM THE PERIOD OF EXPLORATION STAGE FROM 1991 TO 2005 (UNAUDITED)

			During Exploration
		(See Note 8-	Stage (1991
		Restatement)	through 2005)
	2005	2004	(unaudited)
CASH FLOWS PROVIDED (USED) BY
OPERATING ACTIVITIES
Net income (loss)	$ 1,856,493	$ (111,424)	$ 1,148,829
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and depletion	9,887	33	46,157
Options issued for professional services	16,380	-	16,380
Gain on sale of property and mining claims	(2,576,112)	-	(2,576,112)
Gain on sale of securities and other assets	(16,712)	-	(160,441)
Impairment loss on securities included in net loss	-	-	51,255
Change in:
Prepaid expenses	(44,888)	-	(44,888)
Receivables	-	-	124,955
Accrued interest	(18,506)	13,899	-
Taxes payable	503,514	-	503,514
Accounts payable	29,250	-	(14,568)

Net Cash Used By Operating Activities	(240,694)	(97,492)	(904,919)

CASH FLOWS PROVIDED (USED) BY INVESTING
ACTIVITIES
Proceeds from sale of property and mining claims	5,500,000	-	5,500,000
Purchase of Dewey Mining Co. mining claims	(2,923,888)	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of equipment	(49,435)	-	(118,289)
Proceeds from disposition of investments	16,712	-	642,645
Proceeds from disposition of equipment	-	-	49,310

Net Cash Provided By Investing Activities	2,543,389	-	$ 2,795,248

CASH FLOWS PROVIDED (USED) BY FINANCING
ACTIVITIES
Proceeds from sale of common stock	-	-	$ 60,000
Reacquisition of common stock	(376,705)	-	(376,755)
Borrowing on related party note payable	241,500	-	241,500
Repayments on related party note payable	(241,500)	-	(241,500)
Borrowing on line-of-credit	-	87,999	188,821
Repayments on line-of credit	(188,821)	-	(188,821)

Net Cash Provided (Used) By Financing Activities	(565,526)	87,999	(316,755)

NET INCREASE (DECREASE) IN CASH	1,737,169	(9,493)	1,573,574
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD	2,204	11,697	165,799
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,739,373	$ 2,204	$ 1,739,373

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$ 29,071	$ -	$ -

NON-CASH INVESTING ACTIVITIES:
Stock issued for mining contract	$ -	$ -	$ 50,000

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004 (AUDITED),

AND FROM THE PERIOD OF EXPLORATION STAGE FROM 1991 TO  2005 (UNAUDITED)

							Deficit
							Accumulated
				Accumulated			During
			Additional	Other		Retained	Exploration
	Common Stock		Paid-In	Comprehensive	Treasury	Earnings	Stage (1991
	Shares	Amount	Capital	Income (Loss)	Stock	(Deficit)	through 2005)	Total
Balances at January 1, 1991	7,776,587	$ 388,829	$ 254,285	$ -	$ (24,150)	$ 20,002	$ -	$ 638,966
Stock previously issued but not
recorded by transfer agent	1,265	63	(63)	-	-	-	-	-
Stock cancelled	(50,000)	(2,500)	(10,000)	-	-	-	-	(12,500)
Net loss – 1991	-	-	-	-	-	-	(82,358)	(82,358)
Balances at December 31, 1991	7,727,852	386,392	244,222	-	(24,150)	20,002	(82,358)	544,108
Stock issued for mining contract	1,000,000	50,000	-	-	-	-	-	50,000
Net loss – 1992	-	-	-	-	-	-	(14,718)	(14,718)
Balances at December 31, 1992	8,727,852	436,392	244,222	-	(24,150)	20,002	(97,076)	579,390
Stock issued for options exercised	1,000,000	50,000	10,000	-	-	-	-	60,000
Net loss – 1993	-	-	-	-	-	-	(42,942)	(42,942)
Balances at December 31, 1993	9,727,852	486,392	254,222	-	(24,150)	20,002	(140,018)	596,448
Unrealized gain in marketable securities	-	-	-	215,803	-	-	-	215,803
Cumulative effect of change in
accounting principle	-	-	-	(910)	-	910	-	-
Net loss – 1994	-	-	-	-	-	-	(27,471)	(27,471)
Balances at December 31, 1994	9,727,852	486,392	254,222	214,893	(24,150)	20,912	(167,489)	784,780
Unrealized gain in marketable
securities	-	-	-	141,801	-	-	-	141,801
Net income – 1995	-	-	-	-	-	-	26,367	26,367
Balances at December 31, 1995	9,727,852	486,392	254,222	356,694	(24,150)	20,912	(141,122)	952,948
Unrealized gain in marketable securities	-	-	-	12,360	-	-	-	12,360
Net income – 1996	-	-	-	-	-	-	83,029	83,029
Balances at December 31, 1996	9,727,852	486,392	254,222	369,054	(24,150)	20,912	(58,093)	1,048,337
Reacquisition of stock	-	-	-	-	(50)	-	-	(50)
Unrealized loss in marketable
securities	-	-	-	(168,521)	-	-	-	(168,521)
Reclassification adjustment for
losses included in net income	-	-	-	27,389	-	-	-	27,389
Net loss – 1997	-	-	-	-	-	-	(10,139)	(10,139)
Balances at December 31, 1997	9,727,852	486,392	254,222	227,922	(24,200)	20,912	(68,232)	897,016
Unrealized loss in marketable
securities	-	-	-	(26,895)	-	-	-	(26,895)
Impairment loss - mining claims	-	-	-	-	-	(233,705)	-	(233,705)
Net loss – 1998	-	-	-	-	-	-	(125,684)	(125,684)
Comprehensive (Loss)	-	-	-	-	-	-	-	(386,284)
Balances at December 31, 1998	9,727,852	486,392	254,222	201,027	(24,200)	(212,793)	(193,916)	510,732
Unrealized loss in marketable securities	-	-	-	(24,030)	-	-	-	(24,030)
Net income – 1999	-	-	-	-	-	-	37,050	37,050
Comprehensive income	-	-	-	-	-	-	-	13,020
Balances at December 31, 1999	9,727,852	486,392	254,222	176,997	(24,200)	(212,793)	(156,866)	523,752
Unrealized holding loss in
marketable securities	-	-	-	(60,186)	-	-	-	(60,186)
Reclassification adjustment for
gains included in net income	-	-	-	(47,100)	-	-	-	(47,100)
Reclassification adjustment for
securities sold with gains
previously included in other
comprehensive income	-	-	-	(89,587)	-	-	-	(89,587)
Net loss – 2000	-	-	-	-	-	-	(102,602)	(102,602)
Comprehensive (Loss)	-	-	-	-	-	-	-	(299,475)
Balances at December 31, 2000	9,727,852	486,392	254,222	(19,876)	(24,200)	(212,793)	(259,468)	224,277
Unrealized holding loss in
marketable securities	-	-	-	(17,108)	-	-	-	(17,108)
Reclassification adjustment for
gains included in net income	-	-	-	45,455	-	-	-	45,455
Reclassification adjustment for
securities sold with gains
previously included in other
comprehensive income	-	-	-	(26,778)	-	-	-	(26,778)
Net loss – 2001	-	-	-	-	-	-	(145,648)	(145,648)
Comprehensive (loss)	-	-	-	-	-	-	-	(144,079)
Balances at December 31, 2001	9,727,852	486,392	254,222	(18,307)	(24,200)	(212,793)	(405,116)	80,198
Unrealized loss in marketable securities	-	-	-	(2,994)	-	-	-	(2,994)
Reclassification adjustment for
losses included in net income	-	-	-	13,298	-	-	-	13,298
Reclassification adjustment for
securities sold with gains
previously included in other
comprehensive income	-	-	-	(14,294)	-	-	-	(14,294)
Net loss – 2002	-	-	-	-	-	-	(95,651)	(95,651)
Comprehensive (loss)	-	-	-	-	-	-	-	(97,419)
Balances at December 31, 2002	9,727,852	486,392	254,222	(22,297)	(24,200)	(212,793)	(500,767)	(19,443)
							(Continued)

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004 (AUDITED),

AND FROM THE PERIOD OF EXPLORATION STAGE FROM 1991 TO 2005 (UNAUDITED)

							Deficit
	`						Accumulated
				Accumulated			During
			Additional	Other		Retained	Exploration
	Common Stock		Paid-In	Comprehensive	Treasury	Earnings	Stage (1991
	Shares	Amount	Capital	Income (Loss)	Stock	(Deficit)	through 2005)	Total

Reclassification adjustment for
losses included in net income	-	-	-	34,335	-	-	-	34,335
Reclassification adjustment for
securities sold with losses
previously included in other
comprehensive income	-	-	-	(12,948)	-	-	-	(12,948)
Unrealized gain in marketable
securities	-	-	-	4,830	-	-	-	4,830
Net loss – 2003	-	-	-	-	-	-	(95,473)	(95,473)
Comprehensive (loss)	-	-	-	-	-	-	-	(74,087)
Balances at December 31, 2003	9,727,852	486,392	254,222	3,920	(24,200)	(212,793)	(596,240)	(88,699)
Unrealized gain in marketable
securities	-	-	-	14,187	-	-	-	14,187
Net loss – 2004	-	-	-	-	-	-	(111,424)	(111,424)
Comprehensive (loss)	-	-	-	-	-	-	-	(97,237)
Balances at December 31, 2004	9,727,852	486,392	254,222	18,107	(24,200)	(212,793)	(707,664)	(185,936)
Purchase 1,883,525 shares
treasury stock	-	-	-	-	(376,705)	-	-	(376,705)
Stock options issued and
expensed (150,000 shares)	-	-	16,380	-	-	-	-	16,380
Reclassification adjustment for
securities sold with losses
previously included in other
comprehensive income	-	-	-	(17,622)	-	-	-	(17,622)
Net income – 2005	-	-	-	-	-	-	1,856,493	1,856,493
Balances at December 31, 2005	9,727,852	$486,392	$270,602	$ 485	$(400,905)	$(212,793)	$1,148,829	$1,292,610

								Concluded

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

Summary of Significant Accounting Policies and Business Operations

Business Operations

Thunder Mountain Gold, Inc. (“Thunder Mountain” or “The Company”) was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc.  In April, 1978, the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders and changed its name to Thunder Mountain Gold, Inc., with the primary goal to further develop their holdings in the Thunder Mountain Mining District, Valley County, Idaho.  Thunder Mountain Gold, Inc., takes its name from the Thunder Mountain Mining District in Valley County, Idaho, where its principal lode mining claims were located.  In recent years the Company’s activities have been restricted to maintaining its property position and exploration activities.  During 2005, the Company sold its holdings in Idaho, and continued its exploration activities.

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered.  A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence.  Until such interests are engaged in commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

Investments

Marketable securities are stated at market value.  The market value is based on quoted market prices or other fair value estimates provided by third party portfolio managers.

Exploration Costs

Exploration costs are charged to operations when incurred.

Property and Equipment

Property and equipment are carried at cost.  Depreciation is computed using accelerated depreciation methods with useful lives of three to seven years.  Major additions and improvements are capitalized.  Costs of maintenance and repairs, which do not improve or extend the life of the associated assets are expensed currently.  When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income.  During 2005, the Company abandoned fully depreciated office equipment that had an original cost basis of $7,141.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

Summary of Significant Accounting Policies and Business Operations - (Continued)

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Comprehensive Income

In 1998, the Company adopted Statement of Financial Accounting Standards (FAS) 130, “Reporting Comprehensive Income,” issued by the Financial Accounting Standards Board (FASB).  The Company reports accumulated other comprehensive income as a separate component of stockowners’ equity and in its statement of operations.

Earnings Per Share

The Company computes basic earnings per common share by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are calculated by including all potentially dilutive common stock equivalents common shares such as stock options.  At December 31, 2004, the Company had no outstanding common stock equivalents.  At December 31, 2005, certain individuals had options to purchase 375,000 shares of the Company’s common stock at $0.09 per share.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, a revision of SFAS 123.  SFAS 123R will require the Company to, among other things, measure all employee-based compensation awards using a fair value method and record the expense in the financial statements.  The provisions of SFAS 123R, as amended by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” are effective as of the beginning of the next fiscal year after December 15, 2005.  The Company will adopt the new requirements using the modified prospective transition method in its first fiscal quarter of 2006, which ends March 31, 2006.  In addition to the recognition of expense in the financial statements, under SFAS 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment of operating activity as currently presented.  Based on its current analysis and information, management has determined the impact of adopting SFAS 123R may result in a material change in net earnings and earnings per share (in the periods share based compensations is paid to employees).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154"), requiring retrospective application to prior-period financial statements of changes in accounting principles and redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error.  The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not believe that the adoption of SFAS 154 will have a material impact on the financial statements.

Reclassifications

Certain reclassifications have been made to conform to prior year’s data to the current presentation.  These reclassifications have no effect on the results of reported operations or stockholders’ equity as previously reported.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

Summary of Significant Accounting Policies and Business Operations - (Continued)

Fair Values of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, and income taxes payable approximated their fair values as of December 31, 2005 and 2004.  Related party liabilities approximated their fair values based upon the terms of payment at December 31, 2004.

Cash and Cash Equivalents

The Company considers cash in banks and cash in other financial institutions with maturities of three months or less to be cash and cash equivalents.  The Company’s cash is held in a Merrill Lynch money market fund at December 31, 2005, and is not covered by insurance of the Federal Deposit Insurance Corporation (“FDIC”).

2.

Investments

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  SFAS No. 115 establishes generally accepted accounting principles for the financial accounting and measurement and disclosure principles for (1) investments in equity securities that have readily determinable fair market value and (2) all investments in debt securities.  All of the marketable securities held by Thunder Mountain Gold, Inc., consist of securities “available-for-sale”, as defined by SFAS No. 115.  The method used in computing realized gains and losses was the specific identification method.

The Company liquidated investments to provide cash flow.  Marketable securities were stated at market value.  The market value was based on quoted market prices or other fair value estimates provided by third party portfolio managers.  Investments in small local mining companies are stated at estimated fair value and classified as non-current investments.

The following information relating to marketable securities available for sale currently, as of December 31, 2004, is as follows:

	Adjusted	Unrealized	Fair
	Cost	Gains	Value
December 31, 2004
Available for sale-current
Total	$ -	$ 16,712	$ 16,712

During 2005 the marketable securities available for sale- current were sold for a realized gain of $16,712.  The tax effect related to unrealized gains in marketable securities available for sale-current was approximately $3,565 in 2004.

The following information relating to investments, non-current, as of December 31, 2005 and 2004, is as follows:

	Adjusted	Unrealized	Fair
	Cost	Gains	Value
December 31, 2004
Investments-non-current	$ 1,080	$ 1,395	$ 2,475

December 31, 2005:
Investments-non-current	$ 1,080	$ 485	$ 1,565

The tax effect related to unrealized gains in investments-non-current investments during 2004 and 2005 is immaterial to the financial statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

3.

Mining Claims

Substantially all of the Company’s patented and unpatented claims in the Thunder Mountain Mining district were sold to the Trust For Public Land on September 1, 2005, for $5,500,000, netting the Company a gain on the sale of $2,576,112.  The Company had entered into an agreement concerning the claims sold with Dewey Mining Company (“Dewey”) and certain other private parties that controlled Dewey and that were also major shareholders of Thunder Mountain.  This agreement resulted in the payment of approximately $3,300,000 to the parties, $2,923,888 of which was for Dewey’s interest in the property sold and $376,705 was for the purchase of 1,883,525 shares of the Company’s common stock (See Note 4 - Treasury Stock).

4.

Stock Options

On October 26, 2005, options to purchase 225,000 shares of the Company’s restricted common stock at $0.09 were issued to the Company’s three directors; and options to purchase 150,000 shares of the Company’s restricted common stock at $0.09 were issued to the Company’s accounting and legal consultants.  In connection with the award to the Company’s accounting and legal consultants, the Company recognized $16,380 of legal and accounting expense during the year ended December 31, 2005, based on management’s estimate of the fair value of the options at the date of award.  At December 31, 2005, all 375,000 stock options were outstanding and not exercised.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” with regard to share based compensation awarded to employees or directors.  Accordingly, no compensation expense has been recognized for the stock options.  Had compensation expense for the Company’s stock options been determined, based on the fair value at the grant date, the Company’s net earnings and earnings per share would have been reduced to the proforma amounts indicated below:

	2005	2004
Net earnings (loss) - as
reported	$ 1,856,493	$ (111,424)
Net earnings (loss) -
proforma	$ 1,831,998	$ (111,424)
Earnings (loss) per share -
Basic - as reported	$ 0.20	$ (0.01)
Earnings (loss) per share -
Basic - proforma	$ 0.20	$ (0.01)

No material earnings (loss) per share difference exists between basic earnings (loss) per share and diluted earnings (loss) per share for 2005 or 2004.

The fair value of the stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005: dividend yield equaled zero; expected volatility of 85%-99%; risk-free interest rate of 4.46%; and expected life of five years.

Treasury Stock

During 2005, and in connection with the Company’s sale of patented and unpatented claims in the Thunder Mountain Mining district, the Company purchased 1,883,525 shares of its own common stock for $376,705, and returned these shares to the Company’s treasury.  The shares were repurchased to increase the Company’s net book value per share and to successfully consummate the purchase of Dewey’s interest in the Thunder Mountain property.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

5.

Related Party Transactions

In addition to the transactions described in Notes 3 and 4, the Company had the following transaction with related parties:

Credit Line - Dewey Mining Company

On May 15, 2003, the Company entered into a Multiple Advance Note Payable (“the Dewey Credit Line”) with Dewey Mining Company, a Company controlled by major shareholders of the Thunder Mountain.  The note was established for purposes of marketing or developing the Thunder Mountain properties.  The note accrued interest at 8%, and was collateralized with a mortgage and assignment of contracts, leases and rents.  The note was due in full on or before May 15, 2005.  During the years ended December 31, 2004 and 2005, the Company incurred $13,899 and $4,607, respectively, in interest expense relating to the note payable.  At December 31, 2004, the Company owed $188,821 of principal on the note.  In May 2005, the Company paid the accrued interest and principal due in full.

Secured Convertible Promissory Note Payable

On May 12, 2005, the Company entered into a Convertible Promissory Note payable with E. James and Leta Mae Collord, the Company’s president and his wife.  The note provided for borrowings up to $250,000, accrued interest at 7.5%, was convertible into the Company’s common stock at $0.15 per share, and matured May 12, 2007.  Proceeds of the note were used to pay the Dewey Credit Line and continue funding the Company’s Thunder Mountain property sale efforts.  Upon the sale of the Company’s Thunder Mountain property, $241,500 of principal and $10,565 of accrued interest were paid to Mr. Collord and his wife.

6.

Income Taxes

At December 31, 2004, the Company had $927,305 in net operating loss carryforwards that were used to offset taxable income in 2005.  The deferred income tax asset of approximately $195,000 (using a combined Federal and State income tax rate of 21%), resulting from the net operating loss carry forward was fully reserved for during 2004, as the realizability of the deferred tax asset was uncertain.

The income tax provision shown in the financial statements for the year ended December 31, 2005, is composed as follows:

Federal	$ 342,662
State	160,852
Total	$ 503,514

The income tax provision shown in the financial statements for the year ended December 31, 2005, differs from the federal statutory rate as follows:

	Amount	Rate
Provision at federal and state
statutory rates	$981,763	42%
Effect of charitable contribution
deduction	(37,570)	(2)%
Effect of net operating loss
carryforwards	(412,340)	(17)%
Other	(28,339)	(2)%
Total	$503,514	21%

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

6.

Income Taxes - (Continued)

In connection with its sale, the Company made an $8,000,000 donation to the Trust for Public Land during 2005 by selling property and mining claims at less than fair value.  The Trust for Public Land is a nonprofit public benefit corporation under Section 501(C)(3) of the Internal Revenue Code and the donation qualifies as a charitable contribution.  The contribution deduction is limited to 10% of taxable income for the year in which the deduction was made and is permitted to carry over to the five succeeding tax years contributions that exceed the 10% limitation.  The deductions in succeeding years are also subject to the 10% limitation.  The charitable contribution carry forward would normally result in a recorded deferred tax asset.  However, since the Company has no revenue from operations in recent years and has no current operations, the deferred tax asset is fully reserved and is not reflected herein.

During 2005, the Company utilized $110,500 of charitable contribution deduction to offset income tax expense on its net income.  At December 31, 2005, $7,889,500 of charitable contribution deduction carryforwards remained.

7.

Earnings Per Share

The following table reconciles the income (loss) and average share amounts to compute both basic and diluted earnings per share:

	2005	2004

Net income (loss)	$ 1,856,493	$ (111,424)

Basic earnings per share:
Weighted average shares
outstanding	9,088,310	9,716,152

Diluted earnings per share:
Weighted average shares
outstanding - Basic	9,088,310	9,716,152
Incremental shares from assumed
conversion of stock options	42,374	-

Weighted average shares
outstanding - Diluted	9,130,684	9,716,152

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

8.

Restatement

Upon the Company’s review of the accounting for the Dewey Credit Line and the related accrued interest as presented in its unaudited financial statements for the period ended December 31, 2004, an error was noted in the reporting of the outstanding accrued interest and principal balance of the Dewey Credit Line.  In addition, during the Company’s review, an immaterial difference in accumulated other comprehensive income was also noted.  Accordingly, the Company’s 2004 financial statements have been corrected to account for these errors.

The effect of the restatements on the December 31, 2004, financial statements is as follows:

	As
	Previously	Effect of	As
	Reported	Restatement	Restated

Balance Sheet as of December 31, 2004:

Line of Credit-Dewey Mining Company	$ 181,000	$ 7,821	$ 188,821
Accrued interest expense-		18,506	18,506

Statement of Operations for the Year
Ended December 31, 2004:

Exploration expense	83,695	5,599	89,294
Interest expense	-	13,899	13,899

Accumulated Other Comprehensive Income	16,712	1,395	18,107

ITEM 8 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2005, the Board of Directors authorized the engagement of Decoria, Maichel, and Teague, P.S. as the Company’s independent auditors.  Prior to 2005, the Company was an inactive mining entity.  Pursuant to Regulation 3-11 of Regulation S-X, the Board of Directors elected to omit audited financial information.

During the fiscal year ended December 31, 2005, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

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

Inherent Limitations on Effectiveness of Controls

Management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 8B - OTHER INFORMATION

The Company filed four reports on Form 8K during 2005:

1.

August 23, 2005 regarding the loan arrangement with the Collords and the payment in full of the Dewey Mining Company obligation;

2.

August 23, 2005, regarding the pending transaction with TPL, Dewey Mining Company, and the Company;

3.

September 27, 2005, regarding the details of the property sale to TPL and associated agreements and the purchase of Dewey Mining Company; and

4.

November 10, 2005 regarding the issuance of various securities and the change of the Company’s address from Spokane, WA to Elko, NV.

The Company redeemed 1,883,525 shares (equivalent to 18.9% of its outstanding shares) in the transaction with Dewey Mining Company on September 1, 2005.  The shares are in the process of being cancelled.

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This section sets forth certain information with respect to the Company’s current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2005.

Directors and Executive Officers

Name

Age

Office with the Company

Appointed to Office

_________________________________________________________________________________________

E. James Collord

59

President, CEO, Director

Since 1978

Dr. Robin S. McRae

65

Sec./Treasurer, CFO, Director

Since 1999

Pete Parsley

47

Director

Since 1999

Vice President

Appointed April 1, 2006

Edward D. Fields

68

Director

Appointed March 15, 2006

Eric T. Jones

43

Director

Appointed March 15, 2006

Background and experience:

E. James Collord has a Masters of Science degree in exploration geology from the Mackay School of Mines, University of Nevada, Reno.  He has been a mining professional since 1973, employed as a mill construction superintendent, exploration geologist, mine construction and reclamation manager, and in environmental and lands management.  He is currently manages an environmental/hydrology office in Elko, NV for a Colorado-based consulting firm.  He is the grandson of Daniel C. McRae, the original locator of the gold prospects in the Thunder Mountain Gold Mining District.

Dr. Robin S. McRae is a graduate of the Pacific College of Optometry and is a retired Boise optometrist.  He is also the grandson of Daniel C. McRae, and is the son of Robert J. McRae, author of numerous geological reports concerning the Thunder Mountain Mining District.  His knowledge of mining and related exploratory activities is derived from three generations of ownership of the Sunnyside group of claims that the Registrant previously owned.

Pete Parsley has a Masters in Science degree in geology from the University of Idaho.  He has been a mining professional since 1985 and has experience in gold exploration, mine development, construction, reclamation, and environmental compliance and permitting.  He has been associated with the Thunder Mountain Project since 1985, including being the project manager for the exploration program by USMX/Dakota Mining that defined the Dewey mineralization.  Recently, he served as President and Exploration Manager for Triumph Gold Corporation that had interests in the United States, China and South America.  Mr. Parsley was appointed Vice President and Exploration Manager for Thunder Mountain Gold, Inc. on April 1, 2006.

Directors Appointed Subsequent to December 31, 2005:

Edward D. Fields is a professional mineral resource geologist with over 40 years of experience.  He was Manager of Mineral Resources for Boise Cascade Corporation (1983-1999), and was responsible for the discovery of a significant underground gold resource in Washington State.  He also worked for Kennecott Copper Company at their Ok Tedi Mine in Papua New Guinea and as Chief Geologist for the Duval Corporation at the Battle Mountain, Nevada copper-gold mine.  Mr. Fields has a MS degree in geology from the University of Wyoming.

Eric T. Jones has over 16 years of varied mining, financial and entrepreneurial experience.  He has held positions for Hecla Mining at their Rosebud Mine in Nevada and Stibnite, Idaho.  For Dakota Mining, Mr. Jones was Mine General Manager for the Stibnite, Idaho gold heap leach operation.  He was also engaged as a manager of a successful Boise, Idaho-based private investment fund during the period 1997-2002.  Mr. Jones currently works with various successful entities in business development.

Directorships in reporting companies:

None of the directors of the Registrant is a director of any other corporation subject to the requirements of Section 12 or Section 15(d) of the Exchange Act of 1934.

Significant Employees:

During the year ended December 31, 2005, the Company had no employees.

Family Relationships:

Dr. Robin S. McRae is the cousin of E. James Collord, the President of the Registrant.

Involvement in Certain Legal Proceedings:

None of the officers and directors of the Registrant have been involved in any bankruptcy, insolvency, or receivership proceedings as an individual or member of any partnership or corporation; none have ever been convicted in a criminal proceeding or is the subject of a criminal proceeding presently pending.  None have been involved in proceedings concerning his ability to act as an investment advisor, underwriter, broker, or dealer in securities, or to act in a responsible capacity for an investment company, bank savings and loan association, or insurance company or limiting his activity in connection with the purchase and sale of any security or engaging in any type business practice. None have been enjoined from engaging in any activity in connection with any violation of federal or state securities laws nor been involved in a civil action regarding the violation of such laws.

Section 16(a) Beneficial Ownership Reporting Compliance:

Officers, directors, and beneficial owners of 10% or more of the Registrant's Common Stock are required to file on a timely basis the reports required by section 16(a) of the Exchange Act based on a review of Forms 3, 4, and 5.

To the Company’s knowledge, the required Forms 3, 4, and 5 have been not been filed.

Audit Committee:

The Board of Directors has not previously established an Audit Committee.  The Board previously determined that the Company is unable to attract or retain one or more independent members that could be classified as an "audit committee financial expert" due to the high cost of such director candidates.  Now that the Company has resumed operations, the Board will review the situation and consider a revised determination at such time as funds and opportunity become available.

Code of Ethics:

The Board of Directors has not currently adopted a code of ethics.  The Board is undertaking the evaluation of a code of ethics and expects to finalize and adopt a code during 2006.  Proper disclosure will be undertaken subsequent to adoption of a code of ethics by the Board of Directors.

ITEM 10 - EXECUTIVE COMPENSATION

The company paid no annual salaries or bonuses to any executive officer or director.  The information set forth below details all compensation paid to executive officers and directors during the fiscal year ended December 31, 2005.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
Annual Compensation					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Other Annual Bonus ($)	Restricted Stock Comp. ($)	Restricted Stock Award(s) (#)	Securities Underlying Options/SARs ($)	LTIP Payouts ($)	All other Comp. ($)
E. James Collord	2005	$0	$0	$0	0	$0	$0	$25,000(1)
President & CEO	2004	$0	$0	$0	0	$0	$0	$0
	2003	$0	$0	$0	0	$0	$0	$0
Robin S. McRae	2005	$0	$0	$0	0	$0	$0	$25,000(2)
Sec/Treasurer	2004	$0	$0	$0	0	$0	$0	$0
	2003	$0	$0	$0	0	$0	$0	$0
Pete Parsley	2005	$0	$0	$0	75,000(4)	$0	$0	$45,000(3)(5)
Vice-President	2004	$0	$0	$0	0	$0	$0	$0
Expl. Manager	2003	$0	$0	$0	0	$0	$0	$0

(1)  Directors fees paid for services in 2005.

(2)  Directors fees paid for services in 2005 totaled $15,000.  In addition, $10,000 was paid in advance for services to be rendered in 2006.

(3)  Directors fees paid for services in 2005 totaled $30,000.  In addition, $15,000 was paid in advance for services to be rendered in 2006.

(4)  The company issued 75,000 shares of common stock to Mr. Parsley at par value of $0.05 per share, for services during the last quarter of the year ended December 31, 2005.

(5)  The Board of Directors has authorized a resolution employing Mr. Parsley, commencing April 2006.

No compensation of any kind was awarded to directors or officers during 2004 or 2003.

The following table sets forth information with respect to the executive officers and directors listed above, concerning the grants of options and Stock Appreciation Rights ("SAR") during the fiscal year ended December 31, 2005:

Option/SAR Grants In Last Fiscal Year
Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Officers/Directors in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
E. James Collord	75,000	33.33%	$0.09	October 26, 2010
Robin S. McRae	75,000	33.33%	$0.09	October 26, 2010
Pete Parsley	75,000	33.33%	$0.09	October 26, 2010

Exercise of Options:

None of the options granted to officers and directors during 2005 have been exercised.  There are no options outstanding other than as disclosed above.

Long-term Incentives:

The Company has no long-term incentive plans at present.

Compensation of Directors:

The Board of Directors is empowered to vote compensation to directors for their performance of duties to the Company.  In addition, directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties on behalf of the Company.  Other than as indicated in the Summary Compensation Table above, no director received compensation for services during the year ended December 31, 2005.

There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation or retirement.

Employment Contracts:

During the year ended December 31, 2005, as in 2004 and 2003, the Company had no employees.

Subsequent to the period covered by this report on Form 10-KSB, the Board of Directors passed a resolution to employ Pete Parsley for duties relevant to his position as Vice President and Exploration Manager, effective April 2006.  No contract has been signed as of the time of this report.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2005 by:

•

the Company’s named executive officers;

•

the Company’s directors at December 31 ,2005;

•

all of the Company’s executive officers and directors as a group; and,

•

each person who is known to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Directors and Executive Officers
E. James Collord(3)(4)	644,250(1)	6.62%
Robin S. McRae(3)	166,955(1)	1.72%
Pete Parsley(3)	150,000(1)	1.54%

All current executive officers and directors as a group	911,455	9.98%
5% or greater shareholders
Frank Brown Family	510,500(5)	5.1%
PO Box 704
McCall ID 83683
Thunder Mountain Gold, Inc. (5)	1,883,525	18.9%
1239 Parkview Drive
Elko, NV 89801

(1) Sole voting and investment power.

(2) Based on 9,952,852 shares of common stock issued and outstanding as of March 31, 2006.

(3) Includes options to purchase 75,000 shares of Company common stock at $0.09 per share.

(4) Includes 50,000 shares held for minor child.

(5) Shares are believed to be held indirectly by family trust or other related entities.

(6) The discussion herein assumes the cancellation of shares acquired September 1, 2005, from the Dewey Mining Company of 1,883,525 shares (equivalent to 18.9% of our outstanding shares).  The shares are in the process of being cancelled.

Changes in Control:

The Board of Directors is aware of no circumstances which may result in a change of control of the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management And Others:

Except for the loan transactions with the Collords, as discussed under Item 6 – Management’s Discussion and Analysis and as disclosed in the Company’s Form 8-K filed on August 23, 2005, there have been no other transactions with:

•

Any Director or executive officer

•

Any Nominee for election as a director

•

Any immediate family member of any of the forgoing, or

•

Any security holder known to the issuer to own beneficially or of record more than 5% of the Registrant's voting securities.

Certain Business Relationships:

There have been no unusual business relationships during the last fiscal year of the Registrant between the Registrant or affiliates as described in Item 404 (b) (1-6) of the Regulation S-K.

Indebtedness Of Management:

No Director or executive officer or nominee for Director, or any member of the immediate family of such has been indebted to the Company during the past year, except as described in the loan arrangement between the Company and the Collords.

Transactions with Promoters:

Not Applicable

PART IV

ITEM 13 - EXHIBITS

10.1	Stock Purchase and Sale Agreement between Estate of Ronald C. Yanke and Donald J. Nelson and Thunder Mountain Gold, Inc.*
10.2	Agreement Regarding Termination of Prior Contracts, Release and Indemnification*
10.3	Acquisition Agreement between Thunder Mountain Gold, Inc. and Dewey Mining Co., Inc., and The Trust for Public Land*
10.4	Articles of Dissolution, Dewey Mining Co.*

31	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i) Certification of E. James Collord
(31)(ii) Certification of Robin S. McRae

32	Section 1350 Certifications
(32)(i) Certification of E. James Collord
(32)(ii) Certification of Robin S. McRae

* Incorporated by reference to the Company’s Form 8-K as filed September 27, 2005.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2005, as provided by DeCoria, Maichel and Teague, P.S.

Year Ended	December 31, 2004	December 31, 2005
Audit fees (1)	-	$11,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	-	$11,000

(1) Audit fees consist of fees billed for professional services provided in connection with the audit of the Company’s financial statements and reviews of the quarterly financial statements.

The Company’s Board of Directors reviewed the audit services rendered by Decoria, Maichel and Teague, P.S. and concluded that such services were compatible with maintaining the auditors’ independence. All audit, non-audit, tax services, and other services performed by the independent accountants are pre-approved by the Board of Directors to assure that such services do not impair the auditors’ independence from the Company.

SIGNATURES

Pursuant to the requirements of Section 143 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN  GOLD,  INC.

    /s/ E. James Collord

By  __________________________________

E.  James Collord

President, Director and Chief Executive Officer

Date:  April 17, 2006

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

    /s/ Robin S. McRae

By  ____________________________________

Robin S.  McRae

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  April 17, 2006

34