Form 10QSB
period 2006-03-31
THUNDER MOUNTAIN GOLD INC
filed 2006-05-15
CIK 711034

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                    to

Commission File Number:  001-08429

THUNDER MOUNTAIN GOLD, INC.

(Exact name of Registrant as specified in its charter)

                   Idaho

          91-1031075

(State or other jurisdiction of

(IRS identification No.)

incorporation  or  organization)

1239 Parkview Drive
Elko, Nevada 89801
(775) 738-9826

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    ☑     No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)   Yes  ☐  No  ☑

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of March 31, 2006:  9.952,852 shares of common $0.05 par value stock non-assessable.

Transitional Small Business Disclosure Format (check one);  Yes   ☐  No    ☑

SEC 2334 (9-05)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Thunder Mountain Gold, Inc.

Form 10-QSB

For the Quarterly Period Ended March 31, 2006

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) BALANCE SHEET MARCH 31, 2006 (UNAUDITED)
March 31, 2006

ASSETS
Cash and cash equivalents	$ 1,242,908

Total Current Assets	1,242,908

Investments	1,565

PROPERTY AND EQUIPMENT
Automotive	47,186
Office equipment	2,249

Less: Accumulated depreciation	(13,842)

Net Property and Equipment	35,593

Total Assets	$ 1,280,066

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) BALANCE SHEET MARCH 31, 2006 (UNAUDITED)
March 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 10,818

Total Current Liabilities	10,818

STOCKHOLDERS’ EQUITY

Common stock, $0.05 par value; 12,000,000 shares
authorized; 9,952,852 shares issued	497,642

Additional paid-in capital	288,602

Less: 1,895,225 shares of treasury stock,
at cost	(400,905)

Accumulated other comprehensive income	485

Retained earnings (deficit) prior to 1991	(212,793)

Retained earnings accumulated during the
exploration stage (1991 through March 31, 2006)	1,096,217

Total Stockholders’ Equity	1,269,248

Total Liabilities and Stockholders’ Equity	$ 1,280,066

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO MARCH 31, 2006

(UNAUDITED)

			During
			Exploration
			Stage
			(1991 through
	2006	2005	3/31/06)
INCOME
Royalties	$ -	$ -	$ 328,500

EXPENSES
Exploration	-	5,760	572,057
Depreciation and depletion	3,955	-	50,112
Directors’ fees and professional services	25,000	13,565	526,180
Legal and accounting	21,856	3,425	199,670
Management and administrative	12,959	767	266,079
Total Expenses	63,770	23,517	1,614,098
(LOSS) FROM OPERATIONS	(63,770)	(23,517)	(1,285,598)

OTHER INCOME
Interest and dividend income	11,158	5	222,062
Interest expense	-	(2,759)	(27,706)
Gain on sale of property and mining claims	-	-	2,576,112
Gain on sale of securities	-	-	166,116
Adjustment for impairment of investments	-	-	(51,255)
	11,158	(2,754)	2,885,329

INCOME (LOSS) BEFORE INCOME TAXES	(52,612)	(26,271)	1,599,731
PROVISION FOR INCOME TAXES	-	-	(503,514)
NET INCOME (LOSS)	(52,612)	(26,271)	1,096,217
OTHER COMPREHENSIVE INCOME, NET OF
TAX	-	-	485

COMPREHENSIVE INCOME (LOSS)	$ (52,612)	$ (26,271)	$ 1,096,702

EARNINGS (LOSS) PER SHARE
Basic	$ (0.01)	$ Nil

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,727,852	9,716,152

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO MARCH 31, 2006

(UNAUDITED)

			During
			Exploration
			Stage
			(1991 through
	2006	2005	3/31/06)
CASH FLOWS PROVIDED (USED) BY
OPERATING ACTIVITIES
Net income (loss)	$ (52,612)	$ (26,271)	$ 1,096,217
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and depletion	3,955	-	50,112
Options issued for services	-	-	16,380
Gain on sale of mining claims	-	-	(2,576,112)
Gain on sale of other assets	-	-	(160,441)
Impairment loss on investments	-	-	51,255
Change in:
Prepaid expenses	44,888	-	-
Accrued interest	-	2,759	-
Taxes payable	(503,514)	-	-
Accounts payable	10,818	-	(3,750)
Receivables	-	-	124,955

Net Cash Used By Operating Activities	(496,465)	(23,512)	(1,401,384)

CASH FLOWS PROVIDED (USED) BY INVESTING
ACTIVITIES
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of equipment	-	-	(118,289)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310

Net Cash Provided by Investing Activities	-	-	2,795,248

CASH FLOWS PROVIDED (USED) BY FINANCING
ACTIVITIES
Proceeds from sale of common stock	-	-	60,000
Reacquisition of common stock	-	-	(376,755)
Borrowing on related party note payable	-	-	241,500
Repayments on related party note payable	-	-	(241,500)
Borrowing on line-of-credit	-	23,042	188,821
Repayments on line-of-credit	-	-	(188,821)

Net Cash Provided (Used) By Financing Activities	-	23,042	(316,755)

(Continued)

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO MARCH 31, 2006

(UNAUDITED)

			During
			Exploration
			Stage
			(1991 through
	2006	2005	3/31/06)
NET INCREASE (DECREASE) IN CASH	$ (496,465)	$ (470)	$ 1,077,109
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD	1,739,373	2,204	165,799
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,242,908	$ 1,734	$ 1,242,908

NON-CASH INVESTING ACTIVITIES:
Stock issued for mining contract	$ -	$ -	$ 50,000

NON-CASH FINANCING ACTIVITIES:
Stock issued for payment of accounts payable	$ 29,250	$ -	$ -

(Concluded)

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  For the periods ended March 31, 2006 and 2005, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.  Accordingly, only basic EPS is presented.  At March 31, 2006, the Company had 225,000 stock options outstanding, that if exercised would be dilutive in a future period if the Company reports net income.

2.

Description of Business

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

3.

Adoption of New Accounting Principle

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  SFAS 123(R) supersedes previous accounting guidance under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  There was no impact on the financial statements as of and for the three months ended March 31, 2006, as a result of the adoption of SFAS 123(R).  In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

4.

Mining Claims

Substantially all of the Company’s patented and unpatented claims in the Thunder Mountain Mining district were sold to the Trust For Public Land on September 1, 2005, for $5,500,000, netting the Company a gain on the sale of $2,576,112.  The Company had entered into an agreement concerning the claims sold with Dewey Mining Company (“Dewey”) and certain other private parties that controlled Dewey and that were also major shareholders of Thunder Mountain.  This agreement resulted in the payment of approximately $3,300,000 to the parties, $2,923,888 of which was for Dewey’s interest in the property sold and $376,705 was for the purchase of 1,883,525 shares of the Company’s common stock.

Item 2.

Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS:  The above discussion may contain forward looking statements that involve a number of risks and uncertainties.  In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: inability to locate property with mineralization, lack of financing for exploration efforts, competition to acquire mining properties; risks inherent in the mining industry, and risk factors that are listed in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 2006.  The following statements may be forward looking in nature and actual results may differ materially.

Plan of Operation:

Due to the favorable financial condition of the Company at the end of 2005, and the favorable commodity market, the Board made a decision to expand the membership and expertise of the board, and to become more aggressive in their natural resource exploration efforts.  As of April 1, 2006, Pete Parsley was placed on full time as Vice President, Director and Exploration Manager.  Exploration efforts will focus on the Great Basin area of Nevada, as well as favorable areas in other western states.  Evaluations of geologically attractive prospects in politically stable areas of the Americas and Asia will also be considered.  There is a high likelihood that the Company will form joint ventures with other exploration and mining interests. The Company has no agreements with any companies as of March 31, 2006. The Company had not acquired any properties as of March 31, 2006.

Financial Condition and Liquidity:

As of the end of the first quarter of 2006, the Company had a positive cash-position of aproximately $1,243,000 and maintained its liquid assets in a Merrill Lynch cash management fund.  The Company’s cash and liquid assets are considered adequate to meet its current and near-term corporate obligations.  The Company does not foresee any necessity to raise additional funds during the next twelve-month period.  Management believes that its funds are sufficient to meet corporate expenses incurred during the next 12 months.  At the end of the quarter, the Company had no outstanding liabilities other than $10,818 for auditing, legal review and filing of the 2005 10KSB.

Capital Resources:

The Company did not purchase any equipment during the quarters ended March 31, 2006 or March 31, 2005.

Results of Operations:

The Company had no production from operations or any revenue derived from operations during the first quarter of 2006.  There was no production from operations or any revenue during the comparable of 2005.

Item 3.

Controls and Procedures

(a)

Disclosure controls and procedures. As of the end of the Company’s most recently completed fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)

Changes in internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)

Inherent Limitations on Effectiveness of Controls. Management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

 ITEM II. – OTHER INFORMATION

Item 1.

Legal Proceedings

N/A

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report the Company sold no equity securities that were not registered under the Security Act of 1933, as amended.

Item 3.

Defaults upon Senior Securities

N/A

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to the shareholders for vote during the first quarter of 2006.

Item 5.

Other Information

The Board of Directors was expanded as of March 15, 2006 with the addition of Ed Fields and Eric Jones:

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

The expanded Board appointed Pete Parsley to the position of Vice President and Exploration Manager.  On April 1, 2006, Pete commenced work  as a full-time Company employee to manage the exploration program.  Pete is well-qualified with a Masters in Science degree in geology from the University of Idaho.  He has been a mining professional since 1985 and has experience in gold exploration, mine development, construction, reclamation, and environmental compliance and permitting.  He has been associated with the Thunder Mountain Project since 1985, including being the project manager for the exploration program by USMX/Dakota Mining that defined the Dewey mineralization.  Recently, he served as President and Exploration Manager for Triumph Gold Corporation that had interests in the United States, China and South America.

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

Date:  May 15, 2006

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on  behalf of the Registrant and in the capacities on the date indicated.

    /s/ Robin S. McRae

By  ____________________________________

Robin S.  McRae

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  May 15, 2006