Form 10QSB
period 2006-06-30
THUNDER MOUNTAIN GOLD INC
filed 2006-08-21
CIK 711034

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of June 30, 2006:  9,952,852 shares of common $0.05 par value stock non-assessable.

Transitional Small Business Disclosure Format (check one);  Yes   ☐  No    ☑

SEC 2334 (9-05)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Thunder Mountain Gold, Inc.

Form 10-QSB

For the Quarterly Period Ended June 30, 2006

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) BALANCE SHEET JUNE 30, 2006 (UNAUDITED)
June 30, 2006

ASSETS
Cash and cash equivalents	$ 1,192,680

Total Current Assets	1,192,680

Investments
(Non-current)	1,565

PROPERTY AND EQUIPMENT
Automotive	47,186
Office equipment	4,231
Mining equipment	350

Less: Accumulated depreciation	(17,938)

Net Property and Equipment	33,829

Total Assets	$ 1,228,074

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) BALANCE SHEET JUNE 30, 2006 (UNAUDITED)
June 30, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 6,046

Total Current Liabilities	6,046

STOCKHOLDERS’ EQUITY

Common stock, $0.05 par value; 12,000,000 shares
authorized; 9,952,852 shares issued	497,642

Additional paid-in capital	288,602

Less: 1,895,225 shares of treasury stock,
at cost	(400,905)

Accumulated other comprehensive income	485

Retained earnings (deficit)	(212,793)

Retained earnings accumulated during the
exploration stage (1991 through June 30, 2006)	1,048,997

Total Stockholders’ Equity	1,222,028

Total Liabilities and Stockholders’ Equity	$ 1,228,074

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO JUNE 30, 2006

(UNAUDITED)

					During
					Exploration
					Stage
	Three Months Ended		Six Months Ended		(1991 through
	2006	2005	2006	2005	6/30/06)
INCOME
Royalties	$ -	$ -	$ -	$ -	$ 328,500

EXPENSES
Exploration	27,722	5,761	27,722	11,521	599,779
Depreciation and depletion	4,096	-	8,051	-	54,208
Directors’ fees and professional services	497	589	25,497	14,154	526,677
Legal and accounting	11,157	5,605	33,013	9,030	210,827
Management and administrative	12,672	877	25,631	1,644	278,751
Total Expenses	56,144	12,832	119,914	36,349	1,670,242
(LOSS) FROM OPERATIONS	(56,144)	(12,832)	(119,914)	(36,349)	(1,341,742)
OTHER INCOME
Interest and dividend income	8,924	127	20,082	132	230,986
Interest expense	-	(2,220)	-	(4,979)	(27,706)
Gain on sale of property and mining claims	-	-	-	-	2,576,112
Gain on sale of securities	-	-	-	-	166,116
Adjustment for impairment of investments	-	-	-	-	(51,255)
	8,924	(2,093)	20,082	(4,847)	2,894,253
INCOME (LOSS) BEFORE INCOME TAXES	(47,220)	(14,925)	(99,832)	(41,196)	1,552,511
PROVISION FOR INCOME TAXES	-	-	-	-	(503,514)
NET INCOME (LOSS)	(47,220)	(14,925)	(99,832)	(41,196)	1,048,997
OTHER COMPREHENSIVE INCOME, NET OF
TAX	-	-	-	-	485

COMPREHENSIVE INCOME (LOSS)	$ (47,220)	$ (14,925)	$ (99,832)	$ (41,196)	$ 1,049,482
EARNINGS (LOSS) PER SHARE
Basic	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC	8,057,627	9,716,152	8,055,141	9,716,152

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO JUNE 30, 2006

(UNAUDITED)

			During
			Exploration
			Stage
			(1991 through
	2006	2005	6/30/06)
CASH FLOWS PROVIDED (USED) BY
OPERATING ACTIVITIES
Net income (loss)	$ (99,832)	$ (41,196)	$ 1,048,997
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and depletion	8,051	-	54,208
Options issued for services	-	-	16,380
Gain on sale of mining claims	-	-	(2,576,112)
Gain on sale of other assets	-	-	(160,441)
Impairment loss on securities	-	-	51,255
Change in:
Prepaid expenses	44,888	-	-
Accrued interest	-	4,979	-
Taxes payable	(503,514)	-	-
Accounts payable	6,046	-	(8,522)
Receivables	-	-	124,955

Net Cash Used By Operating Activities	(544,361)	(36,217)	(1,449,280)

CASH FLOWS PROVIDED (USED) BY INVESTING
ACTIVITIES
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of equipment	(2,332)	-	(120,621)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310

Net Cash Provided (Used) by Investing Activities	(2,332)	-	2,792,916

CASH FLOWS PROVIDED (USED) BY FINANCING
ACTIVITIES
Proceeds from sale of common stock	-	-	60,000
Reacquisition of common stock	-	-	(376,755)
Borrowing on related party note payable	-	-	241,500
Repayments on related party note payable	-	-	(241,500)
Borrowing on line-of-credit	-	38,362	188,821
Repayments on line-of-credit	-	-	(188,821)

Net Cash Provided (Used) By Financing Activities	-	38,362	(316,755)

(Continued)

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO JUNE 30, 2006

(UNAUDITED)

			During
			Exploration
			Stage
			(1991 through
	2006	2005	6/30/06)
NET INCREASE (DECREASE) IN CASH	$ (546,693)	$ 2,145	$ 1,026,881
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD	1,739,373	2,204	165,799
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,192,680	$ 4,349	$ 1,192,680

NON-CASH INVESTING ACTIVITIES:
Stock issued for mining contract	$ -	$ -	$ 50,000

NON-CASH FINANCING ACTIVITIES:
Stock issued for payment of accounts payable	$ 29,250	$ -	$ 29,250

(Concluded)

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  For the periods ended June 30, 2006 and 2005, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.  Accordingly, only basic EPS is presented.  At June 30, 2006, the Company had 225,000 stock options outstanding, that if exercised would be dilutive in a future period’s income.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  There was no impact on the financial statements as of and for the six months ended June 30, 2006, as a result of the adoption of SFAS 123(R).  In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

ACCOUNTANTS’ REPORT

Board of Directors

Thunder Mountain Gold, Inc.

Spokane, Washington

We are not independent with respect to Thunder Mountain Gold, Inc. (an exploration stage company), and the accompanying balance sheet as of June 30, 2006 , and the related statements of operations and cash flows for the six months ended June 30, 2006 and 2005 were not audited by us and, accordingly, we do not express an opinion on them.

MOE O’SHAUGHNESSY & ASSOCIATES, P.S.

Spokane, Washington

August 8, 2006

See Notes to Financial Statements.

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2006.  The following statements may be forward looking in nature and actual results may differ materially.

Plan of Operation:

The Company’s regional exploration program focuses on precious and base metals, uranium and industrial minerals in Nevada, Idaho and California.  The program utilizes the talents of Pete Parsley, Vice President, Director and Exploration Manager. Mr. Parsley became a full-time employee on April 1, 2006.  Efforts focused on new as well as recognized mineralized trends in Nevada and Southern Idaho.  A consulting agreement was made with Dennis Lance, an Idaho-based geologist, to evaluate the uranium and precious metal potential in southwestern Idaho.  The potential of acquiring a well-known tungsten property in Nevada was undertaken by the Company; this was not completed however, due to partnership complications.  Although several areas are still under consideration, the Company had not acquired any properties as of June 30, 2006.

The exploration program will continue in the same areas with follow-up work continuing on some of the potential target areas.  Submittals by third parties and other business opportunities will also be evaluated.

Financial Condition and Liquidity:

As of the end of the second quarter of 2006, the Company had a positive cash-position of approximately $1,196,680 and maintained its liquid assets in a Merrill Lynch tax-exempt cash management fund.  The Company’s cash and liquid assets are considered adequate to meet its current and near-term corporate obligations.  The Company does not foresee any necessity to raise additional funds during the next twelve-month period.  Management believes that its funds are sufficient to meet corporate expenses incurred during the next 12 months.  At the end of the quarter, the Company had no outstanding liabilities other than accrued June expenses of approximately $6,050 for field expenses, legal work, geochemical analyses, and shareholder maintenance.

Capital Resources:

The Company’s only capital equipment purchase during the quarter ended June 30, 2006 was a Qualcomm satellite phone.  This phone is for field use by Pete Parsley.

Results of Operations:

The Company had no production from operations or any revenue derived from operations during the second quarter of 2006.

The Company had a strong financial position for the quarter ending June 30, 2006, and was therefore able to undertake the regional exploration program described above.  This compares to a negative cash position in the second quarter 2005 prior to the sale of the Company’s mining claims located in the Thunder Mountain Mining District, Valley County, Idaho.

There was little change in the Company’s activities between the second quarter ending June 30, 2006 and the second quarter ending June 30, 2005.

Item 3.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

CEO and CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO.  The second form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).  This section of the Quarterly Report, which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, Our CEO and CFO have concluded that our disclosure controls and procedures were effective at that reasonable assurance level for the period stated. They have also concluded that our disclosure controls and procedures are also effective for the purpose of ensuring that material information required to be in this report is made known to Management and others, as appropriate, to allow timely decisions regarding required disclosures.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CONCLUSION

Accordingly, the CEO and CFO note that, as of the period ended 6/30/06 covered by this report, there were no significant deficiencies and material weaknesses in our Internal Controls. The effectiveness of these controls are under the continuing review of the Company's CEO, CFO and CAO. In addition, Management has begun its project to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with expected implementation in 2007, depending on SEC rulemaking.  Management anticipates that this effort will also help to more formally document, communicate, and comply with the Company's accounting policies and procedures, as well as to identifying and rectifying any residual disclosure or reporting process control issues that may exist but, at this time, are unknown to management. There were no other changes in our internal controls over financial reporting.

 ITEM II. – OTHER INFORMATION

Item 1.

Legal Proceedings

N/A

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report the Company sold no equity securities that were not registered under the Security Act of 1933, as amended.

Item 3.

Defaults upon Senior Securities

N/A

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to the shareholders for vote during the second quarter of 2006.

Item 5.

Other Information

At the beginning of the quarter, Pete Parsley was appointed to the position of Vice President and Exploration Manager.  On April 1, 2006, Pete commenced work as a full-time Company employee to manage the exploration program.  Mr. Parsley is well-qualified with a Masters in Science degree in geology from the University of Idaho.  He has been a mining professional since 1985 and has experience in gold exploration, mine development, construction, reclamation, and environmental compliance and permitting.  He has been associated with the Thunder Mountain Project since 1985, including being the project manager for the exploration program by USMX/Dakota Mining that defined the Dewey mineralization.  Recently, he served as President and Exploration Manager for Triumph Gold Corporation that had interests in the United States, China and South America.

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

Date:  August 18, 2006

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

       /s/ Robin S. McRae

By  ____________________________________

Robin S.  McRae

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  August 18, 2006