Form 10KSB/A
period 2005-12-31
THUNDER MOUNTAIN GOLD INC
filed 2006-10-31
CIK 711034

OMB APPROVAL
OMB Number: 3235-0042
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

Amendment No. 1

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

NOTES TO FINANCIAL STATEMENTS

5.

Related Party Transactions

In addition to the transactions described in Notes 3 and 4, the Company had the following transaction with related parties:

Credit Line - Dewey Mining Company

On May 15, 2003, the Company entered into a Multiple Advance Note Payable (“the Dewey Credit Line”) with Dewey Mining Company, a Company controlled by major shareholders of the Thunder Mountain.  The note was established for purposes of marketing or developing the Thunder Mountain properties.  The note accrued interest at 8%, and was collateralized with a mortgage and assignment of contracts, leases and rents.  The note was due in full on or before May 15, 2005.  During the years ended December 31, 2004 and 2005, the Company incurred $13,899 and $13,807, respectively, in interest expense relating to the note payable.  At December 31, 2004, the Company owed $188,821 of principal on the note.  In May 2005, the Company paid the accrued interest and principal due in full.

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

The effect of the restatements on the December 31, 2004, financial statements is as follows:

	As
	Previously	Effect of	As
	Reported	Restatement	Restated

Balance Sheet as of December 31, 2004:

Line of Credit-Dewey Mining Company	$ 181,000	$ 7,821	$ 188,821
Accrued interest expense at December 31, 2004-		18,506	18,506

Statement of Operations for the Year
Ended December 31, 2004:

Exploration expense	83,695	5,599	89,294
Interest expense	-	13,899	13,899

Accumulated Other Comprehensive Income	16,712	1,395	18,107

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

ITEM 8A - CONTROLS AND PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d- 15(e) as of the end of the period covered by this Form 10-K  (the "Evaluation Date"), have concluded that as of the Evaluation Date,  our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information related to the Company is made known to Management, particularly during the period when our periodic reports are being prepared.

Based upon the controls evaluation, our Management has concluded that our disclosure controls and procedures for the entire company were  effective as of  December 31, 2005

Inherent Limitations on Effectiveness of Controls

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

Changes in Internal Control over Financial Reporting

 There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date:   October 20, 2006

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

    /s/ Robin S. McRae

By  ____________________________________

Robin S.  McRae

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  October 20, 2006

36