Form 10QSB/A
period 2006-06-30
THUNDER MOUNTAIN GOLD INC
filed 2006-10-31
CIK 711034

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A

Amendment No 1

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