Form 10QSB
period 2006-09-30
THUNDER MOUNTAIN GOLD INC
filed 2006-11-20
CIK 711034

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of September 30, 2006:  9,952,852 shares of common $0.05 par value stock non-assessable.

Transitional Small Business Disclosure Format (check one);  Yes   ☐  No    ☑

SEC 2334 (9-05)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Thunder Mountain Gold, Inc.

Form 10-QSB

For the Quarterly Period Ended September 30, 2006

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) BALANCE SHEET SEPTEMBER 30, 2006 (UNAUDITED)
September 30, 2006

ASSETS
Cash and cash equivalents	$ 1,143,300
Income tax refund receivable	51,539

Total Current Assets	1,194,839

Investments
(Non-current)	1,565

PROPERTY AND EQUIPMENT
Automotive	47,186
Office equipment	4,231
Mining equipment	350
51,767

Less: Accumulated depreciation	(22,035)

Net Property and Equipment	29,732

Total Assets	$ 1,226,136

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) BALANCE SHEET SEPTEMBER 30, 2006 (UNAUDITED)
September 30, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 10,965

Total Current Liabilities	10,965

STOCKHOLDERS’ EQUITY

Common stock, $0.05 par value; 12,000,000 shares
authorized; 9,952,852 shares issued	497,642

Additional paid-in capital	288,602

Less: 1,895,225 shares of treasury stock,
at cost	(400,905)

Accumulated other comprehensive income	485

Retained earnings (deficit)	(212,793)

Retained earnings accumulated during the
exploration stage (1991 through September 30, 2006)	1,042,140

Total Stockholders’ Equity	1,215,171

Total Liabilities and Stockholders’ Equity	$ 1,226,136

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO SEPTEMBER 30, 2006

(UNAUDITED)

					During
					Exploration
					Stage
	Three Months Ended		Nine Months Ended		(1991 through
	2006	2005	2006	2005	9/30/06)
INCOME
Royalties	$ -	$ -	$ -	$ -	$ 328,500

EXPENSES
Exploration	33,722	11,521	61,444	23,042	633,501
Depreciation and depletion	4,097	-	12,148	-	58,305
Directors’ fees and professional services	-	138,606	25,497	134,825	526,677
Legal and accounting	13,104	29,530	46,117	48,059	223,931
Management and administrative	16,330	3,600	41,961	3,365	295,081
Total Expenses	67,253	183,257	187,167	209,291	1,737,495
(LOSS) FROM OPERATIONS	(67,253)	(183,257)	(187,167)	(209,291)	(1,408,995)
OTHER INCOME
Interest and dividend income	8,857	2,058	28,939	2,189	239,843
Interest expense	-	(8,828)	-	(8,842)	(27,706)
Gain on sale of property and mining claims	-	2,576,112	-	2,576,112	2,576,112
Gain on sale of securities	-	16,712	-	16,712	166,116
Adjustment for impairment of investments	-	-	-	-	(51,255)
	8,857	2,586,054	28,939	2,586,171	2,903,110
INCOME (LOSS) BEFORE INCOME TAXES	(58,396)	2,402,797	(158,228)	2,376,880	1,494,115
BENEFIT (PROVISION) FOR INCOME TAXES	17,518	(503,514)	51,539	(503,514)	(451,975)
NET INCOME (LOSS)	(40,878)	1,899,283	(106,689)	1,873,366	1,042,140
OTHER COMPREHENSIVE INCOME, NET OF
TAX	-	-	-	-	485

COMPREHENSIVE INCOME (LOSS)	$ (40,878)	$ 1,899,283	$ (106,689)	$ 1,873,366	$ 1,042,625
EARNINGS (LOSS) PER SHARE
Basic	$ (0.01)	$ 0.21	$ (0.01)	$ 0.20

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC	8,057,627	9,095,210	8,055,979	9,509,171

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO SEPTEMBER 30, 2006

(UNAUDITED)

			During
			Exploration
			Stage
			(1991 through
	2006	2005	9/30/06)
CASH FLOWS PROVIDED (USED) BY
OPERATING ACTIVITIES
Net income (loss)	$ (106,689)	$ 1,873,366	$ 1,042,140
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and depletion	12,148	-	58,305
Options issued for services	-	16,380	16,380
Gain on sale of mining claims	-	(2,576,112)	(2,576,112)
Gain on sale of other assets	-	(16,712)	(160,441)
Impairment loss on securities	-	-	51,255
Change in:
Prepaid expenses	44,888	-	-
Income tax refund receivable	(51,539)	-	(51,539)
Accrued interest	-	9,544	-
Taxes payable	(503,514)	503,514	-
Accounts payable	10,965	-	(3,603)
Receivables	-	-	124,955

Net Cash Used By Operating Activities	(593,741)	(190,020)	(1,498,660)

CASH FLOWS PROVIDED (USED) BY INVESTING
ACTIVITIES
Proceeds from sale of property and mining claims	-	5,500,000	5,500,000
Purchase of Dewey Mining Co. mining claims	-	(2,923,888)	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of equipment	(2,332)	-	(120,621)
Proceeds from disposition of investments	-	16,712	642,645
Proceeds from disposition of equipment	-	-	49,310

Net Cash Provided (Used) by Investing Activities	(2,332)	2,592,824	2,792,916

CASH FLOWS PROVIDED (USED) BY FINANCING
ACTIVITIES
Proceeds from sale of common stock	-	-	60,000
Reacquisition of common stock	-	(376,755)	(376,755)
Borrowing on related party note payable	-	-	241,500
Repayments on related party note payable	-	-	(241,500)
Borrowing on line-of-credit	-	51,679	188,821
Repayments on line-of-credit	-	-	(188,821)

Net Cash Used By Financing Activities	-	(325,076)	(316,755)

(Continued)

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO SEPTEMBER 30, 2006

(UNAUDITED)

			During
			Exploration
			Stage
			(1991 through
	2006	2005	9/30/06)
NET INCREASE (DECREASE) IN CASH	$ (596,073)	$ 2,077,728	$ 977,501
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD	1,739,373	2,204	165,799
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,143,300	$ 2,079,932	$ 1,143,300

NON-CASH INVESTING ACTIVITIES:
Stock issued for mining contract	$ -	$ -	$ 50,000

NON-CASH FINANCING ACTIVITIES:
Stock issued for payment of accounts payable	$ 29,250	$ -	$ 29,250

(Concluded)

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  For the periods ended September 30, 2006 and 2005, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.  Accordingly, only basic EPS is presented.  At September 30, 2006, the Company had 375,000 stock options outstanding, that if exercised would be dilutive in a future period’s income.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  There was no impact on the financial statements as of and for the nine months ended September 30, 2006, as a result of the adoption of SFAS 123(R).  In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

5.

Income Taxes

During the three and nine month periods ended September 30, 2006, the Company recognized $17,518 and $51,539, respectively, of income tax benefit.  The benefit resulted from the utilization of the current period’s net operating loss carried back to the previous year’s taxable income.

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2006.  The following statements may be forward looking in nature and actual results may differ materially.

Plan of Operation:

The Company’s regional exploration program focuses on precious and base metals, uranium and industrial minerals in Nevada, Idaho, Utah and California.  The program utilizes the talents of Pete Parsley, Vice President, Director and Exploration Manager. Mr. Parsley became a full-time employee of the Company on April 1, 2006.  Efforts focused on new as well as recognized mineralized trends in Nevada and Southern Idaho, and several properties are currently being evaluated for acquisition.  A consulting agreement was made with Dennis Lance, an Idaho-based geologist, to evaluate the uranium and precious metal potential in southwestern Idaho.  The potential of acquiring a well-known tungsten property in Nevada was undertaken by the Company; this was not completed however, due to proposed partnership complications.  Although several exploration targets are under consideration, the Company had not acquired or entered into agreements of any kind for any properties as of September 30, 2006.

The exploration program will continue in the same areas with follow-up work continuing on some of the potential target areas.  Submittals by third parties and other business opportunities will also be evaluated.

In attempting to acquire mineral properties, we will be at a competitive disadvantage since we must compete with many companies and individuals having greater capital and financial resources and larger technical staffs.

Financial Condition and Liquidity:

As of the end of the third quarter of 2006, the Company had a positive cash-position of approximately $1,143,300 and maintained its liquid assets in a Merrill Lynch tax-exempt cash management fund.  The Company’s cash and liquid assets are considered adequate to meet its current and near-term corporate obligations.  The Company is considering raising additional funds through various means sometime over the next twelve-month period, although at present management believes that its funds are sufficient to meet corporate expenses to be incurred over that period.  At the end of the quarter, the Company had no outstanding liabilities other than accrued September expenses of approximately $10,965 for field expenses, legal work, geochemical analyses, and shareholder maintenance.

We have no agreements with management, investors, shareholders or anyone else respecting additional financing at this time, other than Options granted October 2005 and in October 2006.

Capital Resources:

The Company did not make any additional capital expenditures during the quarter ended September 30, 2006.

Results of Operations:

The Company had no production from operations or any revenue derived from operations during the third quarter of 2006.

The Company had a strong financial position for the quarter ending September 30, 2006, and was therefore able to undertake the regional exploration program described above.

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

CONCLUSION

Accordingly, the CEO and CFO note that, as of the period ended September 30, 2006 covered by this report, there were no significant deficiencies and material weaknesses in our Internal Controls. The effectiveness of these controls are under the continuing review of the Company's CEO, CFO and CAO. In addition, Management has begun its project to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with expected implementation in 2007, depending on SEC rulemaking.  Management anticipates that this effort will also help to more formally document, communicate, and comply with the Company's accounting policies and procedures, as well as to identifying and rectifying any residual disclosure or reporting process control issues that may exist but, at this time, are unknown to management. There were no other changes in our internal controls over financial reporting.

 ITEM II. – OTHER INFORMATION

Item 1.

Legal Proceedings

N/A

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report the Company sold no equity securities that were not registered under the Security Act of 1933, as amended.  Effective as of October 15, 2006, the Company did grant options to acquire 360,000 shares of common stock, for an exercise price of $0.11 per share. The term of the options is 5 years. The options also contain non-dilution provisions. The options were granted to Management, Directors, and 2 other individuals.

Item 3.

Defaults upon Senior Securities

N/A

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to the shareholders for vote during the third quarter of 2006.

Item 5.

Other Information

Pete Parsley was appointed to the position of Vice President and Exploration Manager on April 1, 2006.  Since that date, Pete has been a full-time Company employee and manages the exploration program.  Mr. Parsley is well-qualified with a Masters in Science degree in geology from the University of Idaho.  He has been a mining professional since 1985 and has experience in gold exploration, mine development, construction, reclamation, and environmental compliance and permitting.  He had been associated with the Thunder Mountain Project since 1985, including being the project manager for the exploration program by USMX/Dakota Mining that defined the Dewey mineralization.  Prior to joining the Company, he served as President and Exploration Manager for Triumph Gold Corporation that had interests in the United States, China and South America.

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

Date:  November 16, 2006

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

       /s/ Robin S. McRae

By  ____________________________________

Robin S.  McRae

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  November 16, 2006