Form 10KSB
period 2006-12-31
THUNDER MOUNTAIN GOLD INC
filed 2007-04-02
CIK 711034

OMB APPROVAL
OMB Number: 3235-0042
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes [ ]  No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2006 was $1,129,706. This figure is based on estimated bid price of $0.14 as of  December 29, 2006 of $0.14 per share.

Issued and outstanding common capital stock as of March 31, 2007:  8,069,327 shares of common $0.05 par value stock non -assessable.

Documents Incorporated by reference: Form 8-K, as filed on February 21, 2007.

Transitional small business disclosure format: Yes [  ] No [X]

SEC 2337 (5-06)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2006

Table of Contents

Page

Part I

Item 1

Description of Business

3

Item 2

Description of Properties

7

Item 3

Legal Proceedings

7

Item 4

Submission of Matters to a Vote of Security Holders

8

Part II

Item 5

Market for Common Equity and Related Stockholder Matters

8

Item 6

Management's Discussion and Analysis of Financial Condition and

Plan of Operation

9

Item 7

Financial Statements and Supplemental Information

12

Item 8

Changes in and Disagreement with Accountants on Accounting and

Financial Disclosure

28

Item 8A

Controls and Procedures

28

Item 8B

Other Information

29

Part III

Item 9

Directors, Executive Officers, Promoters and Control Persons, Compliance

Section 16(a) of the Exchange Act

30

Item 10

Executive Compensation

31

Item 11

Security Ownership of Certain Beneficial Owners and Management

35

Item 12

Certain Relationships and Related Transactions

36

Item 13

Exhibits

37

Item 14

Principal Accountant Fees and Services

37

Signatures

38

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Forward-Looking Statements

This Report on Form 10-KSB contains certain forward-looking statements. These forward looking statements include statements regarding exploration and development plans, marketing plans, capital and operations expenditures, and results of operations.

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of Thunder Mountain Gold, Inc., (" the Company" “the Registrant” “us” or “we”), which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements.

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

Current Operations

Thunder Mountain Gold is a mineral exploration stage company with no producing mines, and no current mining properties.  The Company intends to remain in the business of exploring for mining properties that have the potential to produce gold, silver, base metals and other commodities. The cash generated from the 2005 sale of the Company’s properties in the Thunder Mountain Mining District have allowed the Company to maintain a regional exploration program during 2006.

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

Risk Factors:

The Company is in the business of conducting exploration for mineral properties that have the potential for discovery of economic mineral resources.  The Company is committing money and talent to this effort, and has added two properties to its inventory.  As with any mineral exploration activity, there is always a risk of not being successful in finding and securing a property that has potential for the discovery of a valuable mineral resources. Material risks associated with the Company’s operations are as follows:

The Company will likely need to raise additional capital to continue our operations, and if we fail to obtain the capital necessary to fund our operations, we will be unable to continue our exploration efforts and may have to cease operations.

At December31, 2006, we had cash of $1,054,927.  We believe this cash will be sufficient to meet our current operating and capital requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For example, we are currently assuming that we will have undertaken further exploration efforts over the next 12 months without any significant staff or other resources expansion. To the extent we pursue further exploration efforts or acquire additional mining properties, we will need to raise additional capital to fund development costs. For the year ended December 31, 2006 net cash used for operating activities was $682,114, which includes the payment of 2005 federal and state tax of $503, 514 and $43,760 for 2006 shareholder maintenance, accounting, auditing and filing.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money, and can't raise it, we will have to suspend or cease operations.

We believe that additional financing will be required in the future to fund our operations. We do not know whether additional financing will be available when needed or on acceptable terms, if at all. If we are unable to raise additional financing when necessary, we may have to delay our exploration efforts or any property acquisitions or be forced to cease operations. Collaborative arrangements may require us to relinquish our rights to certain of our mining claims.

Our exploration efforts may be adversely affected by metals price volatility causing us to cease exploration efforts.

We have no earnings. However, the success of any exploration efforts is derived from the price of metal prices that are affected by numerous factors including: 1) expectations for inflation; 2) investor speculative activities; 3) relative exchange rate of the U.S. dollar to other currencies; 4)global and regional demand and production; 5)global and regional political and economic conditions; and 6)production costs in major producing regions. These factors are beyond our control and are impossible for us to predict.

There is no guarantee that current favorable prices for metals and other commodities will be sustained. If the market prices for these commodities fall we to temporarily suspend or cease exploration efforts.

Our mineral exploration efforts may not be successful.

Mineral exploration, particularly for silver and gold, is highly speculative. It involves many risks and is often does not produce positive results. Even if we find a valuable mineral deposit, it may be three years or more before production is possible because of the need for additional detailed exploration, pre-production studies, permitting, financing, construction and start up.

During that time, it may become economically unfeasible to produce those minerals. Establishing ore reserves requires us to make substantial capital expenditures and, in the case of new properties, to construct mining and processing facilities. As a result of these costs and uncertainties, we will not be able to develop any potentially economic mineral deposits.

We have no known mineral reserves and if we cannot find any we will have to cease operations.

We have no mineral reserves, and if we not find a mineral reserve containing gold, or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you could lose your investment.

We face strong competition from other mining companies for the acquisition of new properties.

If we do find an economic mineral reserve, and it is put into production, it should be noted that mines have limited lives and as a result, we need to continually seek to find new properties. In addition, there is a limited supply of desirable mineral lands available in the United States or elsewhere where we would consider conducting exploration activities. Because we face strong competition for new properties from other exploration and mining companies, some of whom have greater financial resources than we do, we may be unable to acquire attractive new mining properties on terms that we consider acceptable.

Mining operations may be adversely affected by risks and hazards associated with the mining industry.

These include a number of risks and hazards including: 1) environmental hazards; 2) political and country risks; 3) industrial accidents; 4) labor disputes; 5) unusual or unexpected geologic formations; 6) high wall failures, cave-ins or explosive rock failures, and; 7) flooding and periodic interruptions due to inclement or hazardous weather conditions.  Such risks could result in: 1)

damage to or destruction of mineral properties or producing facilities; 2) personal injury; 3) environmental damage; 4) delays in exploration efforts; 5) monetary losses, and; 6) legal liability.

We have no insurance against any of these risks. To the extent we are subject to environmental liabilities, we would have to pay for these liabilities. Moreover, in the event that we ever become an operator of a mine, and unable to fully pay for the cost of remedying an environmental problem, should they occur, we might be required to suspend operations or enter into other interim compliance measures.

Because we are small and do not have much capital, we must limit our exploration. This may prevent us from realizing any revenues, this reducing the value of the stock and you may lose your investment as a result.

Because our Company is small and does not have much capital, we must limit the time and money we expend on exploration of interests in our properties. In particular, we may not be able to: 1) devote the time we would like to exploring our properties; 2) spend as much money as we would like to exploring our properties; 3) rent the quality of equipment or hire the contractors we would like to have for exploration; and 4) have the number of people working on our properties that we would like to have.  By limiting our operations, it may take longer to explore our properties. There are other larger exploration companies that could and may spend more time and money exploring the properties that we have acquired.

We will have to suspend our exploration plans if we do not have access to all our supplies and materials we need.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, like dynamite, and equipment like bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after we have conducted preliminary exploration activities on our properties. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

We face substantial governmental regulation and environmental risks, which could prevent us from exploring or developing our properties.

Our business is subject to extensive federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. New legislation and regulations may be adopted at any time that results in additional operating expense, capital expenditures or restrictions and delays in the exploration, mining, production or development of our properties.

At this time, we have no specific financial obligations for environmental costs. Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Once we undertake any trenching or drilling activities, a reclamation bond and a permit will be required under applicable laws. Currently, we have no obligations for financial assurances of any kind, and unable to undertake any trenching, drilling, or development on any of our properties until we obtain financial assurances pursuant to applicable regulations to cover potential liabilities.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we will be required, beginning in fiscal year 2007, to perform an evaluation of our internal controls over financial reporting and have our independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. We have prepared an internal plan of action for compliance with the requirements of Section 404, which includes a timeline and scheduled activities, although as of the date of this filing we have not yet completed the effectiveness evaluation. Although we believe our internal controls are operating effectively, we cannot guarantee that we will not have any material weaknesses as reported by our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

ITEM  2 - DESCRIPTION OF PROPERTIES

During the first quarter of 2006, the Company completed the staking unpatented lode mining claims on two properties, one in the Tonopah Mining District in Esmeralda County, Nevada and one in the Clover Mountain area of Owyhee County, Idaho.

1.

The first property consists of eight unpatented lode claims within a favorable target area that has had historic production of silver and gold production.  A detailed geologic interpretation of the area staked indicates that the claims could cover an underground extension of the vein system that was mined during the historic period of the Tonopah district.

2.

The second property consists of forty unpatented lode claims covering a complex granitic intrusive complex.  Low-level anomalous geochemistry was identified during regional reconnaissance exploration activities, and the claims were situated to cover the area.

ITEM  3 - LEGAL  PROCEEDINGS

The Company has no legal actions pending against it and it is not a party to any suits in any court of law, nor are the directors aware of any claims which could give rise to or investigations pending by the Securities and Exchange Commission or any other governmental agency. The Company is not involved in any civil rights negotiations or proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE ON SECURITY HOLDERS

Management intends to conduct the Annual Meeting of Shareholders in mid-2007.  No matter was submitted to the shareholders for vote during the fourth quarter of 2006.

PART II

ITEM  5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The common stock of the Registrant is traded on the over-the-counter market operated by NASDAQ (OTCBB) under the symbol “THMG”.

The bid prices for the Registrant's stock for the years 2005 and 2006 were as follows:

PERIOD	HIGH	LOW
2005
First Quarter	$ 0.30	$ 0.21
Second Quarter	$ 0.27	$ 0.17
Third Quarter	$ 0.20	$ 0.15
Fourth Quarter	$ 0.20	$ 0.10
2006
First Quarter	$ 0.14	$ 0.09
Second Quarter	$ 0.15	$ 0.11
Third Quarter	$ 0.25	$ 0.11
Fourth Quarter	$ 0.20	$ 0.10

At February 28, 2006, the price per share quoted on the OTCBB was $0.20.

Holders:

As of December 31, 2006, there were 2,041 shareholders of record of the Company’s common stock.  1,883,525 shares of the Company’s common stock were cancelled as a result of the purchase from Donald J. Nelson and Ronald C. Yanke as part of the 2005 purchase of Dewey Mining Company.  This event occurred in 2006, and significantly reduced the number of outstanding securities.

Dividends:

The Registrant has not paid any dividends, and does not plan to do so in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans:

None.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities:

During the period covered by this report the Company sold the following equity securities that were not registered under the Security Act of 1933, as amended, only in connection with services provided by directors and other consultants:

On October 15, 2006, the Board of Directors granted options for a total of 360,000 shares of the Company's Common Stock, $0.05 par value, exercisable for a period of 5 years, with an exercise price of $0.11 per share. The options were granted to the officers and directors of the Company, namely, Pete Parsley, E. James Collord, Eric T. Jones, Robin S. McRae and Edward Fields.    The securities issued to Officers and Directors were provided as part of their compensation for services rendered or to be rendered for the Company. The securities were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933.

Additionally on October 15, 2006, the Board of Directors granted options to acquire a total of 75,000 shares of the Company's Common Stock, $0.05 par value, exercisable for a period of 5 years, with an exercise price of $0.11 per share, each to the Company’s counsel (50,000 share options) and an accountant (25,000 share options). The securities issued to counsel and our accountant were originally provided as compensation for services rendered or to be rendered for the Company. The securities were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

This report contains both historical and prospective statements concerning the Company and its operations.  Prospective statements (known as "forward-looking statements") may or may not prove true with passage of time because of future risks and uncertainties.  The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements.

Plan of Operation:

The financial condition of the Company was positive during 2006 and the metals commodity markets continued to be favorable during the year.  Positive advances were made with the exploration program that commenced in April 2006 when Pete Parsley was hired on a full-time basis as Vice President, Director and Exploration Manager.

The reconnaissance-level exploration effort conducted during 2006 resulted in the identification of two areas that deserve further detailed geologic investigation.  Two claim groups covering these areas were staked in early 2007:

1.  West Tonopah Claim Group:

During the period 1900 to 1952, the Tonopah District produced 174,153,600 ounces silver and 1,861,000 ounces of gold from 8,798,000 tons of ore for an average grade of approximately 20 opt silver and 0.21 opt gold.  Approximately 50% of this production came from what are called the “contact veins” in the western part of the district where the mineralization occurs near the contacts of the Mizpah Andesite and Tonopah Formation Rhyolite with the domed-shaped West End Rhyolite intrusive sill.

Eight unpatented lode mining claims totaling approximately 160 acres were staked in the Tonopah Mining district of Esmeralda County, Nevada.  The claims are located on what has been interpreted to be the offset portion of the West End and Ohio veins along the south limb of the West End Rhyolite intrusive dome.  The target is projected to be 500 to 800 feet deep and could initially be tested by surface drilling.  The typical veins historically mined in this area are projected to be 10-20 feet thick, with ore shoots up to 50 feet thick.  Grades historically mined in the area were 15 to 20 ounces per ton (opt) silver and 0.15 to 0.20 opt gold.  There is approximately 3,000 feet of relatively unexplored strike length and the veins could extend to depths of 2,000 feet.

2.  Clover Mountain Claim Group:

Thunder Mountain Gold completed a claim staking program in the Clover Mountain area which is located in Owyhee County, Idaho, approximately 70 miles south of Boise, Idaho.  The property consists of 40 unpatented lode mining claims totaling approximately 800 acres.

A geologic reconnaissance program in the fall of 2006 identified anomalous gold, silver, and other base metals in rock chips and soils at Clover Mountain.  Mineralization appears to be associated with subtle stockwork veining in a granitic stock which has been intruded by northeast and northwest trending rhyolitic dikes.  The property is overlain by locally silicified rhyolitic tuff.

Thunder Mountain is preparing to initiate a more detailed geologic mapping and soil sampling program for 2007.   This program is designed to identify mineralized structures associated with stockwork veining adjacent to rhyolitc dikes.

For purposes of any discussion of the West Tonopah and Clover Mountain Claim Groups, “mineralized material” is generally defined as a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals.

Reconnaissance-level exploration and property evaluation will continue during 2007.  The focus of this work will be in Idaho and Nevada, plus adjoining western states.

Expenses for 2007 will be for salaries and overhead, travel and field expenses, consultants and property acquisition costs.  Expenses will also be incurred for administrative and legal costs that are considered normal corporate expenses.

Financial Condition and Liquidity:

The Company has a positive cash-position and maintained its liquid assets in a Merrill Lynch cash management fund.  The Company’s cash and liquid assets are considered adequate to meet its current and near-term corporate obligations.  With the funds received from the private placement (see below), the Company does not foresee any necessity to raise additional funds during the next twelve-month period.  Management believes that its funds are sufficient to meet its exploration and corporate expenses incurred during the next 12 months.

Fees were paid to the two new directors and to E. James Collord (who did not receive any prepaid compensation in 2005 for services to be rendered in 2006, as did Pete Parsley and Robin McRae).  The following directors received fees as outlined:   E. James Collord, President and CEO, $12,500, Eric T. Jones, Secretary/Treasurer and CFO, $5,000, and Edward Fields, Director, $3,000.

Capital Expenditures

The Company purchased minor equipment during 2006 that will be utilized for their future corporate and exploration efforts.  Equipment purchased includes a used geiger counter for use in uranium exploration, a GPS for field use, a Dell 490 workstation with geographical information system and geologic interpretative software.  In March, 2007, the Company purchased a used 2003 Ford F-250 pickup for field use by Pete Parsley; the truck was purchased from Mr. Parsley based on a Kelley Blue Book pricing plus allowances for condition and options.

Cancellation of treasury stock

As part of the purchase of Dewey Mining Company, the Company also acquired 1,883,525 shares of Company stock that were held by the principal shareholders of Dewey Mining Company and returned them to the Company’s treasury.  During 2006 the Company  cancelled the treasury shares.

Private Placement

On February 16, 2007 the Board initiated a private offering of 2.5 million shares the Company’s common stock, par value $0.05, at a price of $0.05 per share.  The offer was limited to Directors, Management and key consultants for the Company.  The price per share for the offering was established after receiving a fairness opinion from a third-party securities broker, Public Securities, Inc. of Spokane, WA.  All stock purchased under the private offering will be subject to certain restrictions, specifically the purchasers will be restricted from selling or otherwise transferring the stock for a period of three years, unless and only in the case of a merger, consolidation of the Company, or sale or disposition of all assets of the Company. An 8-K was filed with the SEC regarding the private offering on February 21, 2007. The private offering was completed by March 16, 2007.  A total of $125,000 was raised from the private offering.

Critical Accounting Policies:

We have identified our critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financial statement item to which they relate, or because they require management’s judgment in making estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future.  The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:

•

Expenses and disclosures associated with accounting for stock-based compensation.  As of January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award.  We have chosen to use the modified prospective transition method under SFAS 123(R).  We used the Black-Scholes option pricing model to estimate the fair market value of stock options issued under our stock-based compensation plan, which determines the recognition of associated compensation expense.  This valuation model requires the use of judgment in applying assumptions of risk-free interest rate, stock price volatility and the expected life of the options. The appropriate judgment is required in the assumptions and estimates used in this valuation.

•

Estimates regarding income taxes. We have significant current income tax assets recorded in our financial statements that are based on our estimates relating to federal and state income tax benefits. Our judgments regarding federal and state income tax rates, items that may or may not be deductible for income tax purposes and income tax regulations themselves are critical to the Company’s financial statement income tax items.  In 2006, the Company paid $503,514 in federal and state income tax for their 2005 income tax returns.  The Company expects a refund of income tax in the amount of $107,439 from operating loss carryback due to loss in 2006.

Other Information:

Please refer to the financial statements for additional costs and expenditures and other financial information.

The Company had no production from operations for 2006 or 2005.

For 2006 and 2005, gross revenues were $0.

The Company had one employee during the year ended December 31, 2006, and none for the year ended December 31, 2005.

Off Balance-Sheet Arrangements:

During the 12 months ended December 31, 2006 and 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm

14

Balance Sheets at December 31, 2006 and 2005

15

Statements of Operations and Comprehensive Income (loss) for the years ended

December 31, 2006 and 2005, and from

the period of exploration stage from 1991 through

2006

17

Statements of Cash Flows for the years ended

December 31, 2006 and 2005, and from

the period of exploration stage from 1991 through

2006

18

Statements of Changes in Stockholders’ Equity for

the years ended December 31, 2006 and 2005,

and from the period of exploration stage from 1991

through 2006

19

Notes to Financial Statements

21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Thunder Mountain Gold, Inc.

(An Exploration Company)

We have audited the accompanying balance sheets of Thunder Mountain Gold, Inc. (An Exploration Stage Company) as of December 31, 2006 and 2005, and the related statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thunder Mountain Gold, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, during 2006, Thunder Mountain Gold, Inc. changed its method of accounting for equity-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/ DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.

February 19, 2007

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) BALANCE SHEETS DECEMBER 31, 2006 AND 2005
	2006	2005

ASSETS

Cash and cash equivalents	$ 1,054,927	$ 1,739,373
Prepaid expenses	1,544	44,888
Federal and state income tax refunds receivable	107,439	-

Total Current Assets	1,163,910	1,784,261

Investments
(Non-current)	1,565	1,565

PROPERTY AND EQUIPMENT
Automotive	47,186	47,186
Office equipment	4,581	2,249

Less: Accumulated depreciation	(19,986)	(9,887)

Net Property and Equipment	31,781	39,548

Total Assets	$ 1,197,256	$ 1,825,374

The accompanying notes are integral to the financial statements.

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) BALANCE SHEETS DECEMBER 31, 2006 AND 2005
	2006	2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 8,035	$ 29,250
Federal and state income taxes payable	-	503,514

Total Current Liabilities	8,035	532,764

STOCKHOLDERS’ EQUITY

Common stock, $0.05 par value; 12,000,000 shares
authorized; 8,069,327 and 9,727,852 shares
issued respectively	403,466	486,392

Additional paid-in capital	319,007	270,602

Less: 11,700 and 1,895,225 shares of treasury stock,
at cost	(24,200)	(400,905)

Accumulated other comprehensive income	485	485

Retained deficit	(212,793)	(212,793)

Retained earnings accumulated during the
exploration stage (1991 through 2006)	703,256	1,148,829

Total Stockholders’ Equity	1,189,221	1,292,610

Total Liabilities and Stockholders’ Equity	$ 1,197,256	$ 1,825,374

The accompanying notes are integral to the financial statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

AND FROM THE PERIOD OF EXPLORATION STAGE FROM 1991 THROUGH 2006

			During Exploration
			Stage (1991
			through 2006)
	2006	2005	(Unaudited)
INCOME
Royalties	$ -	$ -	$ 328,500

EXPENSES
Exploration	23,905	23,042	595,962
Depreciation and depletion	10,099	9,887	56,256
Directors’ fees and professional services	76,565	136,380	577,745
Legal and accounting	72,982	53,156	250,796
Management and administrative	133,229	11,885	386,349
Total Expenses	316,780	234,350	1,867,108
(LOSS) FROM OPERATIONS	(316,780)	(234,350)	(1,538,608)

OTHER INCOME
Gain on sale of property and mining claims	-	2,576,112	2,576,112
Interest and dividend income	37,462	15,340	248,366
Interest expense	-	(13,807)	(27,706)
Gain on sale of securities	-	16,712	166,116
Adjustments for impairment of investments	-	-	(51,255)
	37,462	2,594,357	2,911,633

INCOME (LOSS) BEFORE INCOME TAXES	(279,318)	2,360,007	1,373,025
(PROVISION) BENEFIT FOR INCOME TAXES	107,439	(503,514)	(396,075)
NET INCOME (LOSS)	(171,879)	1,856,493	976,950
OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAX
Unrealized holding loss arising during the period	-	-	(53,539)
Reclassification adjustment for gains included
in net income	-	(17,622)	(97,586)
Reclassification adjustment for difference between cost
and carrying value of securities sold during the period
previously included in other comprehensive income	-	-	151,610
Other comprehensive income (loss)	-	(17,622)	485
COMPREHENSIVE INCOME (LOSS)	$ (171,879)	$ 1,838,871	$ 977,435

EARNINGS (LOSS) PER SHARE
Basic	$ (0.02)	$ 0.20
Diluted	$ (0.02)	$ 0.20

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC	8,056,394	9,088,310

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED	8,056,394	9,130,684

The accompanying notes are integral to the financial statements.

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005, AND FROM THE PERIOD OF EXPLORATION STAGE FROM 1991 THROUGH 2006

			During Exploration
			Stage (1991
			through 2006)
	2006	2005	(Unaudited)
CASH FLOWS PROVIDED (USED) BY
OPERATING ACTIVITIES
Net income (loss)	$ (171,879)	$ 1,856,493	$ 976,950
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and depletion	10,099	9,887	56,256
Options issued for professional services	39,240	16,380	55,620
Gain on sale of property and mining claims	-	(2,576,112)	(2,576,112)
Gain on sale of securities and other assets	-	(16,712)	(160,441)
Impairment loss on securities included in net loss	-	-	51,255
Change in:
Prepaid expenses	43,344	(44,888)	(1,544)
Receivables	-	-	124,955
Accrued interest	-	(18,506)	-
Taxes payable/refundable	(610,953)	503,514	(107,439)
Accounts payable	8,035	29,250	(6,533)
Net Cash Used By Operating Activities	(682,114)	(240,694)	(1,587,033)

CASH FLOWS PROVIDED (USED) BY INVESTING
ACTIVITIES
Proceeds from sale of property and mining claims	-	5,500,000	5,500,000
Purchase of Dewey Mining Co. mining claims	-	(2,923,888)	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of equipment	(2,332)	(49,435)	(120,621)
Proceeds from disposition of investments	-	16,712	642,645
Proceeds from disposition of equipment	-	-	49,310
Net Cash Provided (Used) By Investing Activities	(2,332)	2,543,389	$ 2,792,916

CASH FLOWS PROVIDED (USED) BY FINANCING
ACTIVITIES
Proceeds from sale of common stock	-	-	$ 60,000
Reacquisition of common stock	-	(376,705)	(376,755)
Borrowing on related party note payable	-	241,500	241,500
Repayments on related party note payable	-	(241,500)	(241,500)
Borrowing on line-of-credit	-	-	188,821
Repayments on line-of-credit	-	(188,821)	(188,821)
Net Cash Used By Financing Activities	-	(565,526)	(316,755)
NET INCREASE (DECREASE) IN CASH	(684,446)	1,737,169	889,128
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD	1,739,373	2,204	165,799
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,054,927	$ 1,739,373	$ 1,054,927

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$ -	$ 29,071	$ 29,071
Cash paid for income taxes	$ 503,514	$ -	$ 503,514

NON-CASH INVESTING ACTIVITIES:
Stock issued for mining contract	$ -	$ -	$ 50,000
Stock issued for accounts payable	$ 29,250	$ -	$ 29,250

The accompanying notes are integral to the financial statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005,

AND FROM THE PERIOD OF EXPLORATION STAGE FROM 1991 THROUGH  2006

							Deficit
							Accumulated
				Accumulated			During
			Additional	Other		Retained	Exploration
	Common Stock		Paid-In	Comprehensive	Treasury	Earnings	Stage (1991
	Shares	Amount	Capital	Income (Loss)	Stock	(Deficit)	through 2006)	Total
Balances at January 1, 1991	7,776,587	$ 388,829	$ 254,285	$ -	$ (24,150)	$ 20,002	$ -	$ 638,966
Stock previously issued but not
recorded by transfer agent	1,265	63	(63)	-	-	-	-	-
Stock cancelled	(50,000)	(2,500)	(10,000)	-	-	-	-	(12,500)
Net loss – 1991	-	-	-	-	-	-	(82,358)	(82,358)
Balances at December 31, 1991	7,727,852	386,392	244,222	-	(24,150)	20,002	(82,358)	544,108
Stock issued for mining contract	1,000,000	50,000	-	-	-	-	-	50,000
Net loss – 1992	-	-	-	-	-	-	(14,718)	(14,718)
Balances at December 31, 1992	8,727,852	436,392	244,222	-	(24,150)	20,002	(97,076)	579,390
Stock issued for options exercised	1,000,000	50,000	10,000	-	-	-	-	60,000
Net loss – 1993	-	-	-	-	-	-	(42,942)	(42,942)
Balances at December 31, 1993	9,727,852	486,392	254,222	-	(24,150)	20,002	(140,018)	596,448
Unrealized gain in marketable securities	-	-	-	215,803	-	-	-	215,803
Cumulative effect of change in
accounting principle	-	-	-	(910)	-	910	-	-
Net loss – 1994	-	-	-	-	-	-	(27,471)	(27,471)
Balances at December 31, 1994	9,727,852	486,392	254,222	214,893	(24,150)	20,912	(167,489)	784,780
Unrealized gain in marketable
securities	-	-	-	141,801	-	-	-	141,801
Net income – 1995	-	-	-	-	-	-	26,367	26,367
Balances at December 31, 1995	9,727,852	486,392	254,222	356,694	(24,150)	20,912	(141,122)	952,948
Unrealized gain in marketable securities	-	-	-	12,360	-	-	-	12,360
Net income – 1996	-	-	-	-	-	-	83,029	83,029
Balances at December 31, 1996	9,727,852	486,392	254,222	369,054	(24,150)	20,912	(58,093)	1,048,337
Reacquisition of stock	-	-	-	-	(50)	-	-	(50)
Unrealized loss in marketable
securities	-	-	-	(168,521)	-	-	-	(168,521)
Reclassification adjustment for
losses included in net income	-	-	-	27,389	-	-	-	27,389
Net loss – 1997	-	-	-	-	-	-	(10,139)	(10,139)
Balances at December 31, 1997	9,727,852	486,392	254,222	227,922	(24,200)	20,912	(68,232)	897,016
Unrealized loss in marketable
securities	-	-	-	(26,895)	-	-	-	(26,895)
Impairment loss - mining claims	-	-	-	-	-	(233,705)	-	(233,705)
Net loss – 1998	-	-	-	-	-	-	(125,684)	(125,684)
Comprehensive (Loss)	-	-	-	-	-	-	-	(386,284)
Balances at December 31, 1998	9,727,852	486,392	254,222	201,027	(24,200)	(212,793)	(193,916)	510,732
Unrealized loss in marketable securities	-	-	-	(24,030)	-	-	-	(24,030)
Net income – 1999	-	-	-	-	-	-	37,050	37,050
Comprehensive income	-	-	-	-	-	-	-	13,020
Balances at December 31, 1999	9,727,852	486,392	254,222	176,997	(24,200)	(212,793)	(156,866)	523,752
Unrealized holding loss in
marketable securities	-	-	-	(60,186)	-	-	-	(60,186)
Reclassification adjustment for
gains included in net income	-	-	-	(47,100)	-	-	-	(47,100)
Reclassification adjustment for
securities sold with gains
previously included in other
comprehensive income	-	-	-	(89,587)	-	-	-	(89,587)
Net loss – 2000	-	-	-	-	-	-	(102,602)	(102,602)
Comprehensive (Loss)	-	-	-	-	-	-	-	(299,475)
Balances at December 31, 2000	9,727,852	486,392	254,222	(19,876)	(24,200)	(212,793)	(259,468)	224,277
Unrealized holding loss in
marketable securities	-	-	-	(17,108)	-	-	-	(17,108)
Reclassification adjustment for
gains included in net income	-	-	-	45,455	-	-	-	45,455
Reclassification adjustment for
securities sold with gains
previously included in other
comprehensive income	-	-	-	(26,778)	-	-	-	(26,778)
Net loss – 2001	-	-	-	-	-	-	(145,648)	(145,648)
Comprehensive (Loss)	-	-	-	-	-	-	-	(144,079)
Balances at December 31, 2001	9,727,852	486,392	254,222	(18,307)	(24,200)	(212,793)	(405,116)	80,198
							(Continued)

The accompanying notes are integral to the financial statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005,

AND FROM THE PERIOD OF EXPLORATION STAGE FROM 1991 TO 2006

							Deficit
	`						Accumulated
				Accumulated			During
			Additional	Other		Retained	Exploration
	Common Stock		Paid-In	Comprehensive	Treasury	Earnings	Stage (1991
	Shares	Amount	Capital	Income (Loss)	Stock	(Deficit)	through 2006)	Total

Unrealized loss in marketable	-	-	-		-	-	-
securities				(2,994)				(2,994)
Reclassification adjustment for
losses included in net income	-	-	-	13,298	-	-	-	13,298
Reclassification adjustment for
securities sold with gains
previously included in other
comprehensive income	-	-	-	(14,294)	-	-	-	(14,294)
Net loss – 2002	-	-	-	-	-	-	(95,651)	(95,651)
Comprehensive (loss)	-	-	-	-	-	-	-	(99,641)
Balances at December 31, 2002	9,727,852	486,392	254,222	(22,297)	(24,200)	(212,793)	(500,767)	(19,443)
Reclassification adjustment for
losses included in net income	-	-	-	34,335	-	-`	-	34,335
Reclassification adjustment for
securities sold with losses
previously included in other
comprehensive income	-	-	-	(12,948)	-	-	-	(12,948)
Unrealized gain in marketable
securities	-	-	-	4,830	-	-	-	4,830
Net loss - 2003	-	-	-	-	-	-	(95,473)	(95,473)
Comprehensive (loss)	-	-	-	-	-	-	-	(69,256)
Balances at December 31, 2003	9,727,852	486,392	254,222	3,920	(24,200)	(212,793)	(596,240)	(88,699)
Unrealized gain in marketable
securities	-	-	-	14,187	-	-	-	14,187
Net loss – 2004	-	-	-	-	-	-	(111,424)	(111,424)
Comprehensive (loss)	-	-	-	-	-	-	-	(97,237)
Balances at December 31, 2004	9,727,852	486,392	254,222	18,107	(24,200)	(212,793)	(707,664)	(185,936)
Purchase 1,883,525 shares
treasury stock	-	-	-	-	(376,705)	-	-	(376,705)
Stock options issued and
expensed (150,000 shares)	-	-	16,380	-	-	-	-	16,380
Reclassification adjustment for
securities sold with losses
previously included in other
Comprehensive income	-	-	-	(17,622)	-	-	-	(17,622)
Net income – 2005	-	-	-	-	-	-	1,856,493	1,856,493
Balances at December 31, 2005	9,727,852	486,392	270,602	485	(400,905)	$ 212,793)	1,148,829	1,292,610
Stock issued for accounts pay-
Able	225,000	11,250	18,000	-	-	-	-	29,250
Cancel 1,883,525 shares
treasury stock	(1,883,525)	(94,176)	(8,835)	-	376,705	-	(273,694)	-
Stock options issued and
expensed (360,000 shares)	-	-	39,240	-	-	-	-	39,240
Net loss – 2006	-	-	-	-	-	-	(171,879)	(171,879)
Balances at December 31, 2006	8,069,327	$ 403,466	$ 319,007	$ 485	$ (24,200)	$ (212,793)	$ 703,256	$ 1,189,221

								(Concluded)

The accompanying notes are integral to the financial statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

Summary of Significant Accounting Policies and Business Operations

Business Operations

Thunder Mountain Gold, Inc. (“Thunder Mountain” or “The Company”) was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc.  In April 1978, the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders and changed its name to Thunder Mountain Gold, Inc., with the primary goal to further develop their holdings in the Thunder Mountain Mining District, Valley County, Idaho.  Thunder Mountain Gold, Inc., takes its name from the Thunder Mountain Mining District in Valley County, Idaho, where its principal lode mining claims were located.  In recent years the Company’s activities have been restricted to maintaining its property position and exploration activities.  During 2005, the Company sold its holdings in Idaho, and continued its exploration activities.

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

Property and Equipment

Property and equipment are carried at cost.  Depreciation is computed using straight line depreciation methods with useful lives of three to seven years.  Major additions and improvements are capitalized.  Costs of maintenance and repairs, which do not improve or extend the life of the associated assets, are expensed currently.  When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income.  During 2005, the Company abandoned fully depreciated office equipment that had an original cost basis of $7,141.

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

Comprehensive Income

In 1998, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 130, “Reporting Comprehensive Income,” issued by the Financial Accounting Standards Board (FASB).  The Company reports accumulated other comprehensive income as a separate component of stockholders’ equity and in its statements of operations.

Earnings Per Share

The Company computes basic earnings per common share by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are calculated by including all potentially dilutive common stock equivalents such as stock options.  At December 31, 2006, certain individuals had options to purchase 375,000 shares of the Company’s common stock at $0.09 per share and 360,000 shares at $0.11 per share.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R), a revision of SFAS 123, “Share-based payment”.  SFAS 123(R)  requires all share-based payments to employees and directors, including grants of employee stock options, be measured at fair value and expensed in the statement of operations over the service period.  See Note 4 for additional information.  In addition to the recognition of expense in the financial statements, under SFAS 123(R) , any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment of operating activity as presented in prior years.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is effective for fiscal years beginning after December 31, 2006.  The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, “Accounting For Income Taxes”.  The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption.  The Company is in the process of reviewing and evaluating FIN 48, but does not believe that its adoption will have a material impact on the financial statements.

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current presentation.  These reclassifications have no effect on the results of reported operations or stockholders’ equity as previously reported.

Fair Values of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, and income taxes payable (receivable) approximated their fair values as of December 31, 2006 and 2005.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

Summary of Significant Accounting Policies and Business Operations - (Continued)

Cash and Cash Equivalents

The Company considers cash in banks and cash in other financial institutions with maturities of three months or less to be cash and cash equivalents.  The Company’s cash is held in a Merrill Lynch money market fund at December 31, 2006, and is not covered by insurance of the Federal Deposit Insurance Corporation (“FDIC”).

2.

Investments

The Company has adopted SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  SFAS No. 115 establishes generally accepted accounting principles for the financial accounting and measurement and disclosure principles for (1) investments in equity securities that have readily determinable fair market value and (2) all investments in debt securities.

Investments in small local mining companies are stated at estimated fair value and classified as non-current investments.  During 2005 the marketable securities available for sale-current were sold for a realized gain of $16,712.

The following information relating to investments, non-current, as of December 31, 2006 and 2005, is as follows:

	Adjusted	Unrealized	Fair
	Cost	Gains	Value
December 31, 2005:
Investments, non-current	$ 1,080	$ 485	$ 1,565
December 31, 2006:
Investments, non-current	$ 1,080	$ 485	$ 1,565

The tax effect related to unrealized gains in investments, non-current during 2005 and 2006 is immaterial to the financial statements.

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

4.

Share-Based Compensation

Effective for January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method.  The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB25) and related interpretations and disclosure requirements established by SFAS 123, “Accounting for Stock-Based Compensation”.

On October 15, 2006, options to purchase 285,000 shares of the Company’s restricted stock at $0.11 were issued to the Company’s five directors; and options to purchase 75,000 shares of the Company’s restricted common stock at $0.11 were issued to the Company’s accounting and legal consultants. The fair value of the options granted were recognized as Directors’ fees of $31,065 and Legal and accounting expense of $8,175 during the year ended December 31, 2006.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

4.

Share-Based Compensation – (Continued)

On October 26, 2005, options to purchase 225,000 shares of the Company’s restricted stock at $0.09 were issued to the Company’s three directors; and options to purchase 150,000 shares of the Company’s restricted common stock at $0.09 were issued to the Company’s accounting and legal consultants.

At December 31, 2006, all 735,000 stock options were outstanding and not exercised.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2006	2005
Dividend yield	0%	0%
Expected volatility	146%	99%
Risk-free interest rate	4.76%	4.46%
Expected term (in years)	5	5

The average risk-free interest rate is based on the five-year US treasury security rate in effect as of the grant date.  The expected volatility is determined using a weighted average of weekly historical volatility of the stock price over a period of one year prior to the grant dates.

For the years ended December 31, 2006 and 2005, the Company recognized $39,240 and $16,380, respectively, in share-based compensation expense.  During 2005 the $31,065 would have affected the Company’s net loss if FAS 123(R)  were then effective. The income tax effect of share-based compensation during both years is immaterial.

The following below illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to equity-based compensation for the year ended December 31, 2005. The reported and pro forma net income and net income per share for the year ended December 31, 2006 are the same because equity-based compensation is calculated under the provisions of SFAS 123(R). The amounts for the year ended December 31, 2006 are included in the following table only to provide net loss and net loss per share for a comparative presentation to the periods of the previous years. The pro forma disclosure for the years ended December 31, 2006 and 2005 utilized the Black-Scholes option-pricing formula to estimate the value of the respective options.

	2006	2005
Net income (loss) as reported	(171,879)	$1,856,493
Less stock based compensation expense as determined by the fair value method	-	$(31,065)
Net income, pro-forma	-	$1,825,428
Basic income (loss) per share	$ (0.02)	$0.20
Diluted income (loss) per share	$(.0.02)	$0.20

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

4.

Share-Based Compensation – (Continued)

A summary of the status of exercisable stock option grants as of the years ended December 31, 2006 and 2005, and changes during the period are as follows:

	Options	Weighted average exercise price	Weighted average contractual remaining term	Aggregate intrinsic value
Outstanding at December 31, 2005	375,000	$0.09
Granted	360,000	$0.11
Outstanding at December 31, 2006	735,000	$0.10	4.3	$14,850

The weighted-average grant date fair value of the options granted during the years ended December 31, 2006 and 2005 were $0.106 and $0.109, respectively. There were no options exercised during 2005 or 2006.

Treasury Stock

During 2005, and in connection with the Company’s sale of patented and unpatented claims in the Thunder Mountain Mining district, the Company purchased 1,883,525 shares of its own common stock for $376,705, and returned these shares to the Company’s treasury.  The shares were repurchased to increase the Company’s net book value per share and to successfully consummate the purchase of Dewey’s interest in the Thunder Mountain property.  The Company cancelled these shares during 2006 and reduced shares issued and outstanding.

5.

Related Party Transactions

In addition to the transactions described in Notes 3 and 4, the Company had the following transactions with related parties:

Credit Line - Dewey Mining Company

On May 15, 2003, the Company entered into a Multiple Advance Note Payable (“the Dewey Credit Line”) with Dewey Mining Company, a Company controlled by major shareholders of Thunder Mountain.  The note was established for purposes of marketing or developing the Thunder Mountain properties.  The note accrued interest at 8%, and was collateralized with a mortgage and assignment of contracts, leases and rents.  In May 2005, the Company paid the accrued interest and principal due in full.

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

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

6.

Income Taxes

At December 31, 2004, the Company had $927,305 in net tax operating loss carryforwards that were used to offset taxable income in 2005. At December 31, 2006 and 2005 the Company had recognized no material deferred income tax assets or liabilities. The net tax operating loss of approximately $265,000 for 2006 was carried back to 2005 and resulted in a current tax asset of  income tax refunds receivable at December 31, 2006, as follows:

Federal	$ 90,025
State	17,414
Total	$ 107,439

The income tax benefits (provisions) shown in the financial statements for the years ended December 31, 2006 and 2005, are composed as follows:

	2006	2005
Federal	$ 90,025	$ (342,662)
State	17,414	(160,852)
Total	$ 107,439	$ (503,514)

The income tax (provision) benefit shown in the financial statements for the years ended December 31, 2006 and 2005, differs from the federal statutory rate as follows:

	2006		2005
	Amount	Rate	Amount	Rate
(Provision) benefit at federal and
state statutory rates	$117,314	42%	$(981,763)	(42)%
Effect of charitable contribution
Deduction			37,570	2%
Effect of net operating loss
carryforwards (carrybacks)	(9,875)	(4)%	412,340	17%
Other			28,339	2%
Total	$107,439	38%	$(503,514)	(21)%

The Company made an $8,000,000 donation to the Trust for Public Land during 2005 by selling property and mining claims at less than fair value.  The Trust for Public Land is a nonprofit public benefit corporation under Section 501(C)(3) of the Internal Revenue Code and the donation qualifies as a charitable contribution.  The contribution deduction is limited to 10% of taxable income for the year in which the deduction was made and is permitted to carry over to the five succeeding tax year’s contributions that exceed the 10% limitation.  The deductions in succeeding years are also subject to the 10% limitation.  The charitable contribution carry forward would normally result in a recorded deferred tax asset.  However, since the Company has no revenue from operations in recent years and has no current operations, the deferred tax asset is fully reserved and is not reflected herein.

During 2006, the Company did not use any of the charitable contribution carryforwards.  During 2005, the Company utilized $110,500 of charitable contribution deduction to offset income tax expense on its net income.  At December 31, 2006, $7,889,500 of charitable contribution deduction carryforwards remained.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

7.

Earnings Per Share

The following table reconciles the net income (loss) and weighted-average share amounts to compute both basic and diluted earnings per share:

	2006	2005

Net income (loss)	$ (171,879)	$ 1,856,493

Basic earnings per share:
Weighted-average shares
Outstanding	8,056,394	9,088,310

Diluted earnings per share:
Weighted-average shares
outstanding – Basic	8,056,394	9,088,310
Incremental shares from assumed
conversion of stock options	-	42,374

Weighted-average shares
outstanding – Diluted	8,056,394	9,130,684

ITEM 8 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2006, the Board of Directors authorized the engagement of DeCoria, Maichel, and Teague, P.S. as the Company’s independent auditors.

During the fiscal year ended December 31, 2006, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Management, with participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006.

Based upon this evaluation, we determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of December 31, 2006.  These material weaknesses are as follows:

•

There is a lack of segregation of duties in the cash disbursement and transaction recording process.   A single person has control over cash receipts and cash disbursements.

•

Certain disclosures regarding the Company’s adoption of a new accounting principle were missing in our draft financial statements. Our financial statements required adjustment to properly reflect Share-Based Payments made to directors and outside consultants during the fourth quarter of 2006.

Management’s Remediation Initiatives

Management is dedicated to remediating issues related to segregation of duties and plans to strive to minimize control weaknesses that arise therefrom. As with any company our size, this lack of segregation of duties is due to the Company’s limited resources.    Although the Company’s President and Board of Directors review financial statements and would most likely discover any misappropriation of funds, this cannot be assured by the existing system.   Hiring a CPA to perform our quarterly close and prepare the related financial statements has improved the process, but exposure to misstatements still exists. The Company is considering control design changes that will mitigate this weakness.

Upon discovering our material weakness regarding the implementation of a new accounting principle, we counseled with our CPA that prepares our financial statements and discussed how controls might be improved to ensure that new accounting principles are properly implemented. He is currently reviewing the matter and is expected to report to us his recommendations in control design changes that will successfully remediate this material weakness.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes during the quarter ended December 31, 2006 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 8B - OTHER INFORMATION

The Company filed no reports on Form 8K during 2006

The Company redeemed 1,883,525 shares (equivalent to 18.9% of its outstanding shares) in the transaction with Dewey Mining Company on September 1, 2005.  The shares were cancelled during 2006.

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This section sets forth certain information with respect to the Company’s current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2006.

Directors and Executive Officers:

Name

Age

Office with the Company

Appointed to Office

_________________________________________________________________________________________

E. James Collord

60

President, CEO, Director

Since 1978

Pete Parsley

48

Vice Pres, Director

Since 1999

Exploration Manager

Eric T. Jones

44

Sec/Treasurer, CFO, Director

Since March 2006

Dr. Robin S. McRae

66

Director

Since 1978

Edward D. Fields

69

Director

Since March 2006

Background and experience:

E. James Collord has a Masters of Science degree in exploration geology from the Mackay School of Mines, University of Nevada, Reno.  He has been a mining professional since 1973, employed in a variety of capacities, including mill construction superintendent, exploration geologist, mine construction and reclamation manager, and in environmental and lands management.  During the period 1975 through 1997, Jim worked for Freeport Exploration where he worked with a successful exploration team that discovered several Nevada mines.  Later in his Freeport career, he managed mining operations and lead permitting efforts.  For the period 1997 through 2005, Jim was Environmental and Lands Superintendent at Cortez Gold Mines, a large Nevada mine. Since 2005, he has been managing the Elko offices for environmental and hydrogeologic consulting groups. He is the grandson of Daniel C. McRae, the original locator of the gold prospects in the Thunder Mountain Gold Mining District.

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

Eric T. Jones has over 17 years of varied mining, financial and entrepreneurial experience.  He has held positions for Hecla Mining at their Rosebud Mine in Nevada and Stibnite, Idaho.  For Dakota Mining, Mr. Jones was Mine General Manager for the Stibnite, Idaho gold heap leach operation.  He was also engaged as a manager of a successful Boise, Idaho-based private investment fund during the period 1997-2002.  Mr. Jones currently works with various successful entities in business development.  Due to Eric’s varied business experience, in 2006 the Board appointed him to the position of Secretary/Treasurer and Chief Financial Officer.

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

Significant Employees:

Pete Parsley was a full-time employee for the Company for the period April 1 through December 31, 2006.  He was the only employee in 2006.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, among others, to file with the SEC, an initial report of ownership of our stock on a Form 3 and reports of changes in ownership on a Form 4 or a Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Under SEC rules, certain forms of indirect ownership and ownership of company stock by certain family members are covered by these reporting requirements.

Based solely on a review of the copies of such forms in our possession, and on representations from certain reporting persons, we believe that during fiscal 2006, our officers and directors, namely Messrs. Collord, Parsley, Jones, McRae, and Fields  did not  file  timely reports on  certain  option  and stock grants during the fourth quarter of 2006. Corrective Form 5 filings have been timely made for  Messrs. Collord, Parsley, Jones, McRae, and Fields. Other than the foregoing, the Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to Section 16(a).

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

Compensation Committee:

There is no Compensation Committee of the Board of Directors.

Code of Ethics:

The Board of Directors has not currently adopted a code of ethics.  The Board is undertaking the evaluation of a code of ethics and expects to finalize and adopt a code during 2007.  Proper disclosure will be undertaken subsequent to adoption of a code of ethics by the Board of Directors.

ITEM 10 - EXECUTIVE COMPENSATION

Other than the salary paid to Pete Parsley as Exploration Manager, the company paid no annual salaries or bonuses to any executive officer or director.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers.  No officer received a salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year 2006.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation/ Directors Fee ($) (6)	Total ($)

E. James Collord	2006	$0	$0	$0	$10,900	$0	$0	$12,500	$23,400(1)
President & CEO	2005	$0	$0	$0	$0	$0	$0	$25,000	$25,000(1)
	2004	$0	$0	$0	$0	$0	$0	$0	$0
Robin S. McRae	2006	$0	$0	$0	$ 3,270	$0	$0	$0	$ 3,270
	2005	$0	$0	$0	$0	$0	$0	$25,000	$ 25,000(2)
	2004	$0	$0	$0	$0	$0	$0	$0	$0
Pete Parsley	2006	$72,000(5)	$0	$0	$ 8,175	$0	$0	$0	$ 80,175
Vice-President	2005	$0	$0	$3,750(4)	$ 7,875	$0	$0	$45,000	$ 56,625(3)
Expl. Manager	2004	$0	$0	$0	$0	$0	$0	$0	$0
Eric Jones (6) Secretary/Treasurer	2006	$0	$0	$0	$ 5,450	$0	$0	$5,000	$ 10,450(1)
Edward Fields (6)	2006	$0	$0	$0	$ 3,270	$0	$0	$3,000	$ 6,270(1)

(1)  Directors fees paid for services in 2006.

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

(5)  The Board of Directors authorized a resolution employing Mr. Parsley, commencing April 2006.  Compensation reflects a nine-month period.

(6)  Eric Jones and Edward Fields were appointed to Board during 2006.

The following table sets forth information with respect to the executive officers and directors listed above, concerning the grants of options and Stock Appreciation Rights ("SAR") during the fiscal year ended December 31, 2006:

Option Awards
Name	Number of Securities Underlying Unexercised Options(1) (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Exercise Date
(a)	(b)	(c)	(d)	(e)	(f)
E. James Collord	100,000	0	0	$0.11	October 15, 2011
Robin S. McRae	30,000	0	0	$0.11	October 15, 2011
Pete Parsley	75,000	0	0	$0.11	October 15, 2011
Eric T. Jones	50,000	0	0	$0.11	October 15, 2011
Edward Fields	30,000	0	0	$0.11	October 15, 2011

Exercise of Options:

None of the options granted to officers and directors during 2005 or 2006 have been exercised.  The only other options outstanding other than as disclosed above, were cumulative outstanding options to acquire 75,000 shares of the Company's Common Stock, $0.05 par value, exercisable for a period of 5 years,, with an exercise price of $0.11 per share, of which 50,000 were granted to the Company’s counsel and 25,000 to an accountant.

Long-term Incentives:

The Company has no long-term incentive plans at present.

Compensation of Directors:

The Board of Directors is empowered to vote compensation to directors for their performance of duties to the Company.  In addition, directors are reimbursed for their verifiable expenses incurred in attending meetings and conducting their duties on behalf of the Company.  Director compensation is summarized in the following table:

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
E. James Collord	$12,500		$10,900				$23,400
Pete Parsley			$ 8,175				$ 8,175
Eric T. Jones	$5,000		$ 5,540				$10,450
Dr. Robin McRae			$3,270				$ 3,270
Edward Fields	$3,000		$ 3,270				$ 6,270

There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation or retirement.

Employment Contracts:

During the year ended December 31, 2006, the Board of Directors passed a resolution to employ Pete Parsley for duties relevant to his position as Vice President and Exploration Manager, effective April 2006.  Mr. Parsley remained as the only employee for the balance of the year.  Other than a monthly salary, plus normal employer burden, there are no additional benefits outlined as part of the resolution.  A salary service located in Elko, Nevada is used to management Mr. Parsley’s salary and employee and employer burden and ensuring all appropriate payroll taxes are collected and paid.

2007 Share-Based Payments:

The Board also granted stock to all members of the Board for their service as Directors during 2007.  The Directors received the following:  E. James Collord (100,000 shares), Pete Parsley (200,000 shares), Eric Jones (100,000 shares), Dr. Robin McRae (50,000 shares) and Ed Fields (50,000 shares).  The granted shares will carry the same restrictions as those purchased under the private offering.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2006 by:

•

the Company’s named executive officers;

•

the Company’s directors at December 31 ,2006;

•

all of the Company’s executive officers and directors as a group; and,

•

each person who is known to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Directors and Executive Officers
E. James Collord(3)(4)	744,250(1)	9.22%
Robin S. McRae(3)	196,955(1)	2.44%
Pete Parsley(3)	225,000(1)	2.79%
Eric Jones	50,000(1)	0.06%
Edward Fields	30,000(1)	0.04%
All current executive officers and directors as a group	1,246,205	15.4%
5% or greater shareholders
Frank Brown Family	510,500(5)	5.1%
PO Box 704
McCall, ID 83683

(1) Sole voting and investment power.

(2) Based on 8,069,327 shares of common stock issued and outstanding as of December 31, 2006.

(3) Includes options to purchase 75,000 shares of Company common stock at $0.09 per share and 75,000 shares at $0.11 per share.

(4) Includes 50,000 shares held in trust for child.

(5) Shares are believed to be held indirectly by family trust or other related entities.

The discussion herein reflects the cancellation of shares acquired September 1, 2005, from the Dewey Mining Company of 1,883,525 shares (equivalent to 18.9% of our outstanding shares).  The shares were in the process of being cancelled.

Changes in Control:

The Board of Directors is aware of no circumstances which may result in a change of control of the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management And Others:

See Note 5 to the Financial Statements.

During the year ended December 31, 2006, there have been no transactions with:

•

Any Director or executive officer

•

Any Nominee for election as a director

•

Any immediate family member of any of the foregoing, or

•

Any security holder known to the issuer to own beneficially or of record more than 5% of the Registrant's voting securities.

In March 2007, the Company purchased a used 2003 four-wheel drive pickup from Pete Parsley for $21,500.  This truck will be for his continued use in Company exploration activities, as  discussed further in the Capital Expenditures (above).

Certain Business Relationships:

There have been no unusual business relationships during the last fiscal year of the Registrant between the Registrant and affiliates as described in Item 404 (b) (1-6) of the Regulation S-K.

Indebtedness of Management:

No Director or executive officer or nominee for Director, or any member of the immediate family of such has been indebted to the Company during the past year.

Transactions with Promoters:

Not Applicable.

PART IV

ITEM 13 - EXHIBITS

31.	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i) Certification of E. James Collord
(31)(ii) Certification of Eric T. Jones

32.	Section 1350 Certifications
(32)(i) Certification of E. James Collord
(32)(ii) Certification of Eric T. Jones

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2006, as provided by DeCoria, Maichel and Teague, P.S. We expect that DeCoria, Maichel and Teague, P.S. will serve as our auditors for fiscal year 2007.

Year Ended	December 31, 2006	December 31, 2005
Audit fees (1)	$29,844	$11,000
Audit-related fees	$ 7,485	-
Tax fees	-	-
All other fees	-	-
Total Fees	$37,329	$11,000

(1)  Audit fees consist of fees billed for professional services provided in connection with the audit of the Company’s financial statements, and assistance with reviews of documents filed with the SEC. and reviews of the quarterly financial statements.

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

Date:  March 29, 2007

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

    /s/ Eric T. Jones

By  ____________________________________

Eric T. Jones

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  March 29, 2007

38