Form 10QSB
period 2007-03-31
THUNDER MOUNTAIN GOLD INC
filed 2007-05-15
CIK 711034

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of March 31, 2007:  11,069,327 shares of common $0.05 par value stock non-assessable (including those sold in the private placement completed March 16, 2007).

Transitional Small Business Disclosure Format (check one);  Yes   ☐  No    ☑

SEC 2334 (9-05)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Thunder Mountain Gold, Inc.

Form 10-QSB

For the Quarterly Period Ended March 31, 2007

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) BALANCE SHEET MARCH 31, 2007 (UNAUDITED)
March 31, 2007

ASSETS
Cash and cash equivalents	$ 1,084,343
Account receivable	10,054
Prepaid directors’ fees Federal and state income tax refunds receivable	33,750 143,582

Total Current Assets	1,271,729

Investments
(Non-current)	1,565

PROPERTY AND EQUIPMENT
Automotive	69,984
Office equipment	10,971

Less: Accumulated depreciation	(23,293)

Net Property and Equipment	57,662

Total Assets	$ 1,330,956

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) BALANCE SHEET MARCH 31, 2007 (UNAUDITED)
March 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 24,833

Total Current Liabilities	24,833

STOCKHOLDERS’ EQUITY

Common stock, $0.05 par value; 12,000,000 shares
authorized; 11,069,327 shares issued	553,466

Additional paid-in capital	339,007

Less: 11,700 shares of treasury stock,
at cost	(24,200)

Accumulated other comprehensive income	485

Retained earnings (deficit) prior to 1991	(212,793)

Retained earnings accumulated during the
exploration stage (1991 through March 31, 2007)	650,158

Total Stockholders’ Equity	1,306,123

Total Liabilities and Stockholders’ Equity	$ 1,330,956

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO MARCH 31, 2007

(UNAUDITED)

			During
			Exploration
			Stage
			(1991 through
	2007	2006	3/31/07
INCOME
Royalties	$ -	$ -	$ 328,500

EXPENSES
Exploration	19,802	-	615,764
Depreciation and depletion	3,307	3,955	59,563
Directors’ fees and professional services	11,250	25,000	588,995
Legal and accounting	32,950	21,856	283,746
Management and administrative	30,142	12,959	416,491
Total Expenses	97,451	63,770	1,964,559
(LOSS) FROM OPERATIONS	(97,451)	(63,770)	(1,636,059)

OTHER INCOME
Interest and dividend income	8,210	11,158	256,576
Interest expense	-	-	(27,706)
Gain on sale of property and mining claims	-	-	2,576,112
Gain on sale of securities	-	-	166,116
Adjustment for impairment of investments	-	-	(51,255)
	8,210	11,158	2,919,843

INCOME (LOSS) BEFORE INCOME TAXES	(89,241)	(52,612)	1,283,784
(PROVISION) BENEFIT FOR INCOME TAXES	36,143	-	(359,932)
NET INCOME (LOSS)	(53,098)	(52,612)	923,852
OTHER COMPREHENSIVE INCOME, NET OF
TAX	-	-	485

COMPREHENSIVE INCOME (LOSS)	$ (53,098)	$ (52,612)	$ 924,337

EARNINGS (LOSS) PER SHARE
Basic	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC	9,188,738	8,052,627

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO MARCH 31, 2007

(UNAUDITED)

			During
			Exploration
			Stage
			(1991 through
	2007	2006	3/31/07)
CASH FLOWS PROVIDED (USED) BY
OPERATING ACTIVITIES
Net income (loss)	$ (53,098)	$ (52,612)	$ 923,852
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and depletion	3,307	3,955	59,563
Options issued for services Amortization of directors’ fees prepaid with common stock	- 11,250	- -	55,620 11,250
Gain on sale of mining claims	-	-	(2,576,112)
Gain on sale of other assets	-	-	(160,441)
Impairment loss on securities	-	-	51,255
Change in:
Prepaid expenses	1,544	44,888	-
Accrued interest	-	-	-
Taxes payable	(36,143)	(503,514)	(143,582)
Accounts payable	16,798	10,818	10,265
Receivables	(10,054)	-	114,901

Net Cash Used By Operating Activities	(66,396)	(496,465)	(1,653,429)

CASH FLOWS PROVIDED (USED) BY INVESTING
ACTIVITIES
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of equipment	(29,188)	-	(149,809)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310

Net Cash Provided (Used) by Investing Activities	(29,188)	-	2,763,728

CASH FLOWS PROVIDED (USED) BY FINANCING
ACTIVITIES
Proceeds from sale of common stock	125,000	-	185,000
Reacquisition of common stock	-	-	(376,755)
Borrowing on related party note payable	-	-	241,500
Repayments on related party note payable	-	-	(241,500)
Borrowing on line-of-credit	-	-	188,821
Repayments on line-of-credit	-	-	(188,821)

Net Cash Provided (Used) By Financing Activities	125,000		(191,755)

(Continued)

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO MARCH 31, 2007

(UNAUDITED)

During
Exploration
Stage
(1991 through
	2007	2006	3/31/07)
NET INCREASE (DECREASE) IN CASH	$ 29,416	$ (496,465)	$ 918,544
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD	1,054,927	1,739,373	165,799
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,084,343	$ 1,242,908	$ 1,084,343

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for mining contract	$ -	$ -	$ 50,000
Stock issued for payment of accounts payable	$ -	$ 29,250	$ 29,250
Stock issued for prepaid directors fees	$ 45,000	$ -	$ 45,000

(Concluded)

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  For the periods ended March 31, 2007 and 2006, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.  Accordingly, only basic EPS is presented.  At March 31, 2007, the Company had 225,000 stock options outstanding, that if exercised would be dilutive in a future period if the Company reports net income.

2.

Description of Business

Thunder Mountain Gold, Inc. (“Thunder Mountain” or “The Company”) was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc.  In April 1978, the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders and changed its name to Thunder Mountain Gold, Inc.; with the primary goal to further develop their holdings in the Thunder Mountain Mining District, Valley County, Idaho.  Thunder Mountain Gold, Inc., takes its name from the Thunder Mountain Mining District in Valley County, Idaho, where its principal lode mining claims were located.  In recent years the Company’s activities have been restricted to maintaining its property position and exploration activities.  During 2005, the Company sold its holdings in Idaho, and continued its exploration activities.

3.

New Accounting Pronouncements

Adoption of New Accounting Pronouncements

On January 1, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  The Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The adoption of this Statement had no material impact on the Company’s financial position or result of operations.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Adoption of New Accounting Pronouncements, continued

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Tax Positions (“FIN48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  In the course of our assessment, it was determined that the Company is subject to examination of the income tax filings in the United States and state jurisdictions for the 2003 through 2006 tax years.  Within each of these jurisdictions we examined our material tax positions to determine whether we believed they would be sustained under the more-likely-than-not guidance provided by FIN48.  If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.  As a result of our assessment, we have concluded that the adoption of FIN48 had no significant impact on the Company’s results of operations or balance sheet for the quarter ended March 31, 2007, and required no adjustment to opening balance sheet accounts as of December 31, 2006.

Newly Released Accounting Pronouncements

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements, (SFAS 157), which will become effective in our 2008 financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. We have not yet determined the effect that adoption of SFAS 157 may have on our results of operations or financial position.

The FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” in the first quarter 2007. The statement allows entities to value financial instruments and certain other items at fair value. The statement provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for the fair value accounting. Changes in fair values would be recorded in earnings. The statement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of this statement will have, if any, on its financial statements.

4.

Income Taxes

During the three month period ended March 31, 2007, the Company recognized $36,143 of income tax benefit.  The benefit resulted from the utilization of the current period’s net operating loss carried back to 2005’s taxable income.

5.

Stockholders’ Equity

On January 10, 2007, the Company granted 500,000 shares of common stock to directors for 2007 prepaid directors’ compensation. Management estimated the value of these shares at approximately $0.09 per share, i.e., a total of $45,000.

In March 2007, the Company raised gross proceeds of $125,000 in a private placement of our common stock (2,500,000 shares at $.05 per share) to officers, directors and affiliates.

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 2007.  The following statements may be forward looking in nature and actual results may differ materially.

Plan of Operation:

During the reporting period, the Company’s regional exploration program continued to focus on precious and base metals, uranium and industrial minerals in Nevada and Idaho.  Work done during 2006 identified two favorable areas for location and two property positions were taken during the period:

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

In addition to these two properties, the Company continued the evaluation of properties in these areas that may be available for acquisition, but it must be recognized that in attempting to acquire mineral properties, we will be at a competitive disadvantage since we must compete with many companies and individuals having greater capital and financial resources and larger technical staffs.

The Company’s exploration efforts during 2006 were planned and implemented by Pete Parsley, and it is anticipated that this arrangement will continue during the foreseeable future.  The Board also approved, beginning April 1, 2007, the part-time employment of Jim Collord, member of the Board since 1978 and President of the Company since 1999, so that he will be able to concentrate more time on corporate affairs as well as expand the Company’s exploration effort.  Mr. Collord has 35 years of experience in Nevada-based exploration, mine management and mine-related environmental compliance and permitting.

Financial Condition and Liquidity:

As of the end of the first quarter of 2007, the Company had a positive working capital of approximately $1,246,896 and maintained its liquid assets in a Merrill Lynch tax-exempt cash management fund.  This amount includes an anticipated tax refund receivable of $143,582 ($107,437 is from 2006).  The Company’s cash and cash equivalents balance at March 31, 2007 of $1,084,343 are considered adequate to meet its current and near-term corporate obligations.  At the end of the quarter, the Company had no outstanding liabilities other than accounts payable of approximately $24,833 for field expenses, equipment, legal work, geochemical analyses, and shareholder maintenance.

On February 16, 2007 the Board initiated a private offering of 2.5 million shares the Company’s common stock, par value $0.05, at a price of $0.05 per share.  The offer was limited to Directors, Management and key consultants for the Company.  The price per share for the offering was established after receiving a fairness opinion from a third-party securities broker, Public Securities,

Inc. of Spokane, WA.  All stock purchased under the private offering is subject to certain restrictions, specifically the purchasers will be restricted from selling or otherwise transferring the stock for a period of three years, unless and only in the case of a merger, consolidation of the Company, or sale or disposition of all assets of the Company. An 8-K was filed with the SEC regarding the private offering on February 16, 2007. The private offering was completed by March 16, 2007.  A total of $125,000 was raised from the private offering.

During the period, the Board approved grants of stock to members of the Board of Directors as part of their 2007 compensation.  A total of 500,000 shares were granted, and have the same restriction as those shares sold through the private placement.   We valued these shares at approximately $.09 per share for a total prepaid expense of $45,000 with one-quarter of this amount, or $11,250, being expensed as Director’s fees for the quarter ended March 31, 2007.

Capital Resources:

The Company purchased a Dell 490 Workstation with ArcView software and a used 2003 Ford F-250 pickup truck during the quarter ended March 31, 2007.

Results of Operations:

The Company had no production from operations or any revenue derived from operations during the first quarter of 2007.

The Company had a strong financial position for the quarter ending March 31, 2007, and was therefore able to continue the regional exploration program described above.

Item 3.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

As of the end of the reporting period, March 31, 2007, the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act are recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2007.  New procedures have been adopted and are reflected in financial statements and this report.

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

Material weaknesses identified by Management.:

The Company’s controls over reporting of common stock issued in exchange for directors fees in 2007. The fees recorded were stated at par value, e.g. 500,000 shares at $0.05 per share equaling $25,000, while the trading price as reported in the Pink Sheets on the date of issue was $.011 per share. Management decided after due consideration of tax and financial reporting issues, that due to the “lockup” provisions  placed on such stock, that a discounted value of $0.09 per share would be a more appropriate estimate of equity based compensation. Correcting adjustments have been made.

Changes in Internal Controls.

As required by Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer, also conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the preparation of the Company’s financial statements as of March 31, 2007, the Company has concluded that the current system of disclosure controls and procedures was still not effective because of the internal control weaknesses identified above.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the entity’s internal control.

Specifically, our controls failed to ensure that common stock issued in exchange for 2007 directors fees  were properly valued and as  resulting adjustments to prepaid expenses and federal and state income tax expense.

As a result our evaluation, the Company has initiated changes in internal control described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes Implemented to Correct Material Weaknesses:

We have implemented the Independent Registered Accountant’s recommendations to properly identify and record equity-based compensation issued in exchange for directors services.

Limitations on the Effectiveness of Controls

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

Legal Proceedings

N/A

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report the Company sold no equity securities that were not registered under the Security Act of 1933, as amended.  During the quarter ending March 31, 2007, the Company sold 2,500,000 shares of stock through a private placement, and issued grants of stock totaling 500,000 shares to members of the Board of Directors as part of the their 2007 compensation.

Item 3.

Defaults upon Senior Securities

N/A

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to the shareholders for vote during the first quarter of 2007.

Item 5.

Other Information

Item 6.

Exhibits

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Collord

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

32.1-- Certification required by Rule 13a-14(a)  or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Collord

32.1-- Certification required by Rule 13a-14(a)  or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD,  INC.

    /s/ E. James Collord

By __________________________________

E.  James Collord

President, Director and Chief Executive Officer

Date:  May 14, 2007

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

       /s/ Eric T. Jones

By  ____________________________________

Eric T. Jones

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  May 14, 2007