Form 10QSB
period 2007-06-30
THUNDER MOUNTAIN GOLD INC
filed 2007-08-14
CIK 711034

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of June 30, 2007:  11,069,327 shares of common $0.05 par value stock non-assessable.

Transitional Small Business Disclosure Format (check one);  Yes   ☐  No    ☑

SEC 2334 (9-05)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Thunder Mountain Gold, Inc.

Form 10-QSB

For the Quarterly Period Ended June 30, 2007

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEET JUNE 30, 2007 (UNAUDITED)
June 30, 2007

ASSETS
Cash and cash equivalents	$ 922,057
Prepaid expenses	24,642
Federal and state income tax refunds receivable	193,590

Total Current Assets	1,140,289

Investments
(Non-current)	1,565

PROPERTY AND EQUIPMENT
Automotive	69,984
Office equipment	10,921
Mining equipment	350

Total Property and Equipment	81,255

Less: Accumulated depreciation	(26,601)

Net Property and Equipment	54,654

OTHER ASSETS
Non-refundable deposit in South Mountain Mines	50,000

Total Assets	$ 1,246,508

See Notes to Consolidated Financial Statements.

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEET JUNE 30, 2007 (UNAUDITED)
June 30, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 13,884

Total Current Liabilities	13,884

STOCKHOLDERS’ EQUITY

Common stock, $0.05 par value; 12,000,000 shares
authorized; 11,069,327 shares issued	553,466

Additional paid-in capital	339,007

Less: 11,700 shares of treasury stock,
at cost	(24,200)

Accumulated other comprehensive income	485

Retained earnings (deficit)	(212,793)

Retained earnings accumulated during the
exploration stage (1991 through June 30, 2007)	576,659

Total Stockholders’ Equity	1,232,624

Total Liabilities and Stockholders’ Equity	$ 1,246,508

See Notes to Consolidated Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO JUNE 30, 2007

(UNAUDITED)

					During
					Exploration
					Stage
	Three Months Ended		Six Months Ended		(1991 through
	2007	2006	2007	2006	6/30/07)
INCOME
Royalties	$ -	$ -	$ -	$ -	$ 328,500

EXPENSES
Exploration	13,502	27,722	33,304	27,722	629,266
Depreciation and depletion	3,308	4,096	6,615	8,051	62,871
Directors’ fees and professional services	11,250	497	22,500	25,497	600,245
Legal and accounting	30,187	11,157	63,137	33,013	313,933
Management and administrative	73,502	12,672	103,644	25,631	489,993
Total Expenses	131,749	56,144	229,200	119,914	2,096,308
(LOSS) FROM OPERATIONS	(131,749)	(56,144)	(229,200)	(119,914)	(1,767,808)
OTHER INCOME
Interest and dividend income	8,272	8,924	16,482	20,082	264,848
Interest expense	-	-	-	-	(27,706)
Gain on sale of property and mining claims	-	-	-	-	2,576,112
Gain on sale of securities	-	-	-	-	166,116
Adjustment for impairment of investments	-	-	-	-	(51,255)
	8,272	8,924	16,482	20,082	2,928,115
INCOME (LOSS) BEFORE INCOME TAXES	(123,477)	(47,220)	(212,718)	(99,832)	1,160,307
(PROVISION) BENEFIT FOR INCOME TAXES	49,978	-	86,121	-	(309,954)
NET INCOME (LOSS)	(73,499)	(47,220)	(126,597)	(99,832)	850,353
TREASURY STOCK CANCELLED	-	-	-	-	(273,694)
					576,659
OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	485

COMPREHENSIVE INCOME (LOSS)	$ (73,499)	$ (47,220)	$ (126,597)	$ (99,832)	$ 577,144
EARNINGS (LOSS) PER SHARE
Basic	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC	11,057,627	8,057,627	10,128,345	8,055,141

See Notes to Consolidated Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO JUNE 30, 2007

(UNAUDITED)

			During
			Exploration
			Stage
			(1991 through
	2007	2006	6/30/07)
CASH FLOWS PROVIDED (USED) BY
OPERATING ACTIVITIES:
Net income (loss)	$ (126,597)	$ (99,832)	$ 850,353
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and depletion	6,615	8,051	62,871
Options issued for services	-	-	55,620
Amortization of directors’ fees prepaid
with common stock	22,500		22,500
Gain on sale of mining claims	-	-	(2,576,112)
Gain on sale of other assets	-	-	(160,441)
Impairment loss on securities	-	-	51,255
Change in:
Prepaid expenses	(598)	44,888	(2,142)
Federal and state income tax refunds receivable	(86,151)	-	(193,590)
Federal and state income tax payable	-	(503,514)	-
Accounts payable	5,849	6,046	(684)
Receivables	-	-	124,955

Net Cash Used By Operating Activities	(178,382)	(544,361)	(1,765,415)

CASH FLOWS PROVIDED (USED) BY INVESTING
ACTIVITIES:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Non-refundable deposit in South Mountain Mines	(50,000)	-	(50,000)
Purchase of equipment	(29,488)	(2,332)	(150,109)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310

Net Cash Provided (Used) by Investing Activities	(79,488)	(2,332)	2,713,428

CASH FLOWS PROVIDED (USED) BY FINANCING
ACTIVITIES:
Proceeds from sale of common stock	125,000	-	185,000
Reacquisition of common stock	-	-	(376,755)
Borrowing on related party note payable	-	-	241,500
Repayments on related party note payable	-	-	(241,500)
Borrowing on line-of-credit	-	-	188,821
Repayments on line-of-credit	-	-	(188,821)

Net Cash Provided (Used) By Financing Activities	125,000	-	(191,755)

(Continued)

See Notes to Consolidated Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO JUNE 30, 2007

(UNAUDITED)

During
Exploration
Stage
(1991 through
	2007	2006	6/30/07)
NET INCREASE (DECREASE) IN CASH	$ (132,870)	$ (546,693)	$ 756,258
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD	1,054,927	1,739,373	165,799
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 922,057	$ 1,192,680	$ 922,057

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for mining contract	$ -	$ -	$ 50,000
Stock issued for payment of accounts payable	$ -	$ 29,250	$ 29,250
Stock issued for prepaid directors fees	$ 45,000	$ -	$ 45,000

(Concluded)

See Notes to Consolidated Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  For the periods ended June 30, 2007 and 2006, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.  Accordingly, only basic EPS is presented.  At June 30, 2007, the Company had 225,000 stock options outstanding, that if exercised would be dilutive in a future period if the Company reports net income.

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

In 2007, the Company filed Articles of Incorporation for Thunder Mountain Resources, Inc., a wholly owned subsidiary of Thunder Mountain Gold, Inc.  The accompanying financial statements are consolidated and include the accounts of Thunder Mountain Resources, Inc.

3.

New Accounting Pronouncements

Adoption of New Accounting Pronouncements

On January 1, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  The Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The adoption of this Statement had no material impact on the Company’s financial position or result of operations.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adoption of New Accounting Pronouncements, continued

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Tax Positions (“FIN48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  In the course of our assessment, it was determined that the Company is subject to examination of the income tax filings in the United States and state jurisdictions for the 2003 through 2006 tax years.  Within each of these jurisdictions we examined our material tax positions to determine whether we believed they would be sustained under the more-likely-than-not guidance provided by FIN48.  If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.  As a result of our assessment, we have concluded that the adoption of FIN48 had no significant impact on the Company’s results of operations or balance sheet for the quarter ended June 30, 2007, and required no adjustment to opening balance sheet accounts as of December 31, 2006.

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

4.

Income Taxes

During the six month period ended June 30, 2007, the Company recognized $86,121 of income tax benefit.  The benefit resulted from the utilization of the current period’s net operating loss carried back to 2005’s taxable income.

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2007.  The following statements may be forward looking in nature and actual results may differ materially.

Plan of Operation:

On May 21, 2007, the Company completed the filing of articles of incorporation with the Secretary of State in Nevada for Thunder Mountain Resources, Inc., a wholly-owned subsidiary of Thunder Mountain Gold, Inc. G. Peter Parsley was appointed as President of Thunder Mountain Resources, Inc., and also serves as its Secretary, Treasurer and sole Director until an independent Board of Directors has been established.  The financial information for the new subsidiary is included in the consolidated financial statements.

Thunder Mountain Resources, Inc.

The Company’s subsidiary, Thunder Mountain Resources, Inc., entered into two new significant transactions during the quarter ending June 30, 2007:

1.  South Mountain Mining Company

On June 6th, Thunder Mountain Resources, Inc. entered into an agreement to purchase all of the outstanding stock of the South Mountain Mining Company, Inc. (SMMC), an Idaho Corporation.  Closing of the transaction is subject to  numerous terms and conditions as set forth in the Stock Sale Agreement, including satisfactory completion of due diligence, and other conditions set forth in the Agreement.  The singular holding of SMMC consists of 17 patented mining claims totaling 326 acres located in the South Mountain Mining District, Owyhee County, Idaho.  The Company is currently in the process of reviewing all the data, conducting environmental audits, title searches and confirmation sampling as part of a 120-day due diligence period;. With the exception of a title issue, a non-refundable deposit payment of $50,000 was paid to SMMC as earnest money, with the balance of $250,000 to be paid at the conclusion of the due diligence period.

The South Mountain Mining District is located in Idaho approximately 20 miles south – southeast of Jordan Valley, Oregon.  Oxidized high grade silver-lead ore was discovered at South Mountain in 1872 and the Bullion City townsite reportedly hosted a population of approximately 2,000 with an early production estimated to be “approximately 250,000 ounces of silver”.  Small scale mining occurred up until the 1940s when the International Refining and Smelting Company developed the zinc resources during World War II.  In the 1950s the DMEA evaluated the property for its strategic zinc potential.

Mineralization on the property consists of silver-bearing galena veins and skarn-hosted polymetallic sulfide ore shoots in a thick limestone unit and was mined from underground workings.  The principal metals recovered historically from the South Mountain property are silver, zinc, lead, copper, and gold.  High grade ore zones within the skarn occur as pipe-like bodies which plunge 40-50o southwest and rake approximately 50o within the altered limestone bedding.  These mineralized zones range in cross sectional size from 20 feet in diameter to structurally controlled zones 200 feet wide and 10+ feet thick, and have been mined or explored over 800 feet downdip from the surface.  Mineralization appears to have been offset by north-south trending high angle faults which may be the result of Miocene extensional tectonics.

Smelter records for “crude ore shipments” from the mine during the periods 1940 through 1954 showed a total of 53,642 tons of ore were shipped that contained 15,593,000 pounds of zinc (14.5%), 2,562,300 pounds of lead (2.4%), 1,485,200 pounds of copper (1.4%), 566,439 ounces of silver (10.6 ounces per ton) and 3,120 ounces of gold (0.058 ounces per ton).

A floatation mill went into operation in the mid-1950s, but there are no readily available production records, although a tailings pile of an estimated 20,000 tons remains adjacent to the claims.  Approximately 8,000 feet of underground workings are documented with stope mining having taken place on multiple ore shoots intersected on multiple underground levels (the Laxey, Golconda, Sonneman, 900, 1000 and 1100 levels), or from the surface; the maximum extent that any of the ore shoots has been mined downdip from the surface is approximately 800 feet, with ore reported at the lowermost level.

A 43-101 compliant ore reserve has not been completed for the property.  Unconfirmed historic reserve calculations utilizing nearly a total of 13,000 feet of diamond drilling, rotary drilling, and underground sampling were completed in the 1950s by the Defense Minerals Exploration Administration (DMEA) and in the 1980s by SMMC.  The South Mountain property consists of at least eight pipe and lenticular ore zones which for which mineralized material was measured in the mid-1980s by SMMC at approximately 470,000 tons grading nearly 10% zinc, 1.4% lead, 1.0% copper, 7.6 ounce per ton silver and 0.05 ounce per ton gold. Drill spacing was not based on statistical parameters and assays were not completed utilizing 43-101 QA/QC standards.  South Mountain Mining incorporated the DMEA reserve calculations from the 1950s into their reserves and calculated utilizing ten cubic feet per ton and the weighted average grades for zinc, lead, copper, silver and gold.

In addition to the site drilling, SMMC reconditioned the old workings and completed nearly 120 feet of raise and 1,540 feet of drift, primarily on the Sonneman and Laxey levels. The Company will need to initiate a confirmatory drill program and an engineering study to bring the inferred resource into the measured and indicated category.  In addition, the potential for downdip extensions of the mineralized zones is a reasonable expectation, so any exploration program would also explore the best ore zones below existing elevations.

2.  Trout Creek Claims, Lander County, Nevada

A total of 58 lode mining claims were staked by Thunder Mountain Resources, Inc. on the Trout Creek target in the Reese River Valley area south of Battle Mountain, Lander County, Nevada.  The target is defined by a regional gravity high-low flexure and also by a magnetic anomaly recently confirmed through ground magnetic survey initiated by the Company during the summer of 2007.  The anomaly is located in the pediment of the Shoshone Range and is covered by what is interpreted to be fairly shallow alluvial fan deposits. The Shoshone Range is composed of Paleozoic sediments and metasediments of both upper and lower plate rocks of the Roberts Mountains thrust, and the claim group is located on a projection of a ring structure well documented in the adjacent Shoshone Range.

The Trout Creek target is situated along a northwest structural tend which projects into the Battle Mountain Mining District (Newmont’s Phoenix Mine) to the northwest and into the Goat Ridge window and the Gold Acres, Pipeline, and Cortez Mine area to the southeast.  Northwest trending mineralized structures in the Battle Mountain mining district are characterized by elongated plutons, grandiorite porphyry dikes, magnetic lineaments, and regional alignment of mineralized areas.

Thunder Mountain Gold, Inc.

During the reporting period, the Company’s regional exploration program continued to focus on precious and base metals, uranium and industrial minerals in Nevada and Idaho.  The Company maintained its two claim groups that were staked during the period ended June 30, 2007.  Due to work requirements of the new projects discussed above, no additional work was completed on these claim groups.  A description of those properties follows:

1.  West Tonopah Claim Group, Esmeralda County, Nevada:

Eight unpatented lode mining claims totaling approximately 160 acres located in the Tonopah Mining district of Esmeralda County, Nevada.  The claims are located on what has been interpreted to be the offset portion of the West End and Ohio veins along the south limb of the West End Rhyolite intrusive dome.  The target is projected to be 500 to 800 feet deep and could initially be tested by surface drilling.  The typical veins historically mined in this area are projected to be 10-20 feet thick, with ore shoots up to 50 feet thick.  Grades historically mined in the area were 15 to 20 ounces per ton (opt) silver and 0.15 to 0.20 opt gold.  There is approximately 3,000 feet of relatively unexplored strike length and the veins could extend to depths of 2,000 feet.

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

2.  Clover Mountain Claim Group, Owhyee County, Idaho:

The Clover Mountain consists of 40 unpatented lode mining claims totaling approximately 800 acres.  A geologic reconnaissance program in the fall of 2006 identified anomalous gold, silver, and other base metals in rock chips and soils at Clover Mountain.  Mineralization appears to be associated with subtle stockwork veining in a granitic stock which has been intruded by northeast and northwest trending rhyolitic dikes.  The property is overlain by locally silicified rhyolitic tuff.

In addition the properties discussed above, the Company continued the evaluation of properties in these areas that may be available for acquisition, but it must be recognized that in attempting to acquire mineral properties, we will be at a competitive disadvantage since we must compete with many companies and individuals having greater capital and financial resources and larger technical staffs.

Beginning April 1, 2007, Jim Collord, member of the Board since 1978 and President of the Company since 1999, commenced working part time for the Company so that he will be able to concentrate more time on corporate affairs as well as expand the Company’s exploration effort.  Mr. Collord has 35 years of experience in Nevada-based exploration, mine management and mine-related environmental compliance and permitting.

Financial Condition and Liquidity:

As of the end of the first quarter of 2007, the Company had a positive working capital of approximately $1,126,405 and maintained its liquid assets in a Merrill Lynch tax-exempt cash management fund and in a Wells Fargo Bank account.  This amount includes an anticipated tax refund receivable of $193,590.  The Company’s cash and cash equivalents balance at June 30, 2007 of $922,067 are considered adequate to meet its current and near-term corporate obligations, including the pending transaction with South Mountain Mining Company. The Company has not generated any revenues from its exploration activities and no revenues are anticipated unless and until mineralized material is discovered on the properties that we have an interest in.  We will need to raise additional capital to fund future development efforts, if any. At the end of the quarter, the Company had no outstanding liabilities other than accounts payable of approximately $13,884 for financial services, auditing and legal work.

Capital Resources:

The Company did not purchase any additional material capital equipment during the quarter ending June 30, 2007.

Results of Operations:

The Company had no production from operations or any revenue derived from operations during the second quarter of 2007.

The Company had a strong financial position for the quarter ending June 30, 2007, and was therefore able to continue the regional exploration program described above.

Item 3.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

As of the end of the reporting period, June 30, 2007, the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act are recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 since new procedures have been adopted and are reflected in consolidated financial statements and this report.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO.  The second form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).  This section of the Quarterly Report, which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Material weaknesses identified by Management.:

No material weakenesses were identified by Management during the reporting period.

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

During the preparation of the Company’s financial statements as of June 30, 2007, the Company has concluded that the current system of disclosure controls and procedures was sufficiently effective for  internal controls.

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

Legal Proceedings

N/A

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter, the Company completed a private offering of 2,500,000 shares of common stock of Thunder Mountain Gold, Inc.. A total of $125,000 was raised through the private placement, and there were no fees associated with the placement. The offering was fully subscribed and the offering was closed on April 15, 2007.

Item 3.

Defaults upon Senior Securities

N/A

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to the shareholders for vote during the second quarter of 2007.

Item 5.

Other Information

Form 8-K, report date April 15, 2007, is incorporated herein by reference.

Form 8-K report date June 4, 2007 is incorporated herein by reference.

Form 8-K report date June 11, 2007 is incorporated herein by reference.

Item 6.

Exhibits

Exhibit Number

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Collord

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

32.1-- Certification required by Rule 13a-14(a)  or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Collord

32.2-- Certification required by Rule 13a-14(a)  or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD,  INC.

    /s/ E. James Collord

By __________________________________

E.  James Collord

President, Director and Chief Executive Officer

Date:  August 14, 2007

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

       /s/ Eric T. Jones

By  ____________________________________

Eric T. Jones

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  August 14, 2007