Form 10QSB
period 2007-09-30
THUNDER MOUNTAIN GOLD INC
filed 2007-11-14
CIK 711034

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of September 30, 2007:  11,129,327 shares of common $0.05 par value stock non-assessable.

Transitional Small Business Disclosure Format (check one);  Yes   ☐  No    ☑

SEC 2334 (9-05)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Thunder Mountain Gold, Inc.

Form 10-QSB

For the Quarterly Period Ended September 30, 2007

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEET SEPTEMBER 30, 2007 (UNAUDITED)
September 30, 2007

ASSETS
Cash and cash equivalents	$ 635,354
Prepaid expenses	19,279
Federal and state income tax refunds receivable	156,505

Total Current Assets	811,138

Investments
(Non-current)	1,565

PROPERTY AND EQUIPMENT
South Mountain Mines property	332,931
Automotive	71,084
Office equipment	12,061
Mining equipment	1,250

Total Property and Equipment	417,326

Less: Accumulated depreciation	(30,076)

Net Property and Equipment	387,250

Total Assets	$ 1,199,953

See Notes to Consolidated Financial Statements.

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEET SEPTEMBER 30, 2007 (UNAUDITED)
September 30, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 36,707

Total Current Liabilities	36,707

STOCKHOLDERS’ EQUITY

Common stock, $0.05 par value; 12,000,000 shares
authorized; 11,129,327 shares issued	556,466

Additional paid-in capital	344,407

Less: 11,700 shares of treasury stock,
at cost	(24,200)

Accumulated other comprehensive income	485

Retained earnings (deficit)	(212,793)

Retained earnings accumulated during the
exploration stage (1991 through September 30, 2007)	498,881

Total Stockholders’ Equity	1,163,246

Total Liabilities and Stockholders’ Equity	$ 1,199,953

See Notes to Consolidated Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO SEPTEMBER 30, 2007

(UNAUDITED)

					During
					Exploration
					Stage
	Three Months Ended		Nine Months Ended		(1991 through
	2007	2006	2007	2006	9/30/07)
INCOME
Royalties	$ -	$ -	$ -	$ -	$ 328,500

EXPENSES
Exploration	32,513	33,722	65,817	61,444	661,779
Depreciation and depletion	3,475	4,097	10,090	12,148	66,346
Directors’ fees and professional services	15,450	-	37,950	25,497	615,695
Legal and accounting	10,948	13,104	74,085	46,117	324,881
Management and administrative	74,841	16,330	178,485	41,961	564,834
Total Expenses	137,227	67,253	366,427	187,167	2,233,535
(LOSS) FROM OPERATIONS	(137,227)	(67,253)	(366,427)	(187,167)	(1,905,035)
OTHER INCOME
Interest and dividend income	6,508	8,857	22,990	28,939	271,356
Interest expense	-	-	-	-	(27,706)
Gain on sale of property and mining claims	-	-	-	-	2,576,112
Gain on sale of securities	-	-	-	-	166,116
Adjustment for impairment of investments	-	-	-	-	(51,255)
	6,508	8,857	22,990	28,939	2,934,623
INCOME (LOSS) BEFORE INCOME TAXES	(130,719)	(58,396)	(343,437)	(158,228)	1,029,588
(PROVISION) BENEFIT FOR INCOME TAXES	52,941	17,518	139,062	51,539	(257,013)
NET INCOME (LOSS)	(77,778)	(40,878)	(204,375)	(106,689)	772,575
TREASURY STOCK CANCELLED	-	-	-	-	(273,694)
					498,881
OTHER COMPREHENSIVE INCOME, NET OF TAX	-	-	-	-	485
COMPREHENSIVE INCOME (LOSS)	$ (77,778)	$ (40,878)	$ (204,375)	$ (106,689)	$ 499,366
EARNINGS (LOSS) PER SHARE
Basic	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC	11,105,236	8,057,627	10,457,554	8,055,979

See Notes to Consolidated Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO SEPTEMBER 30, 2007

(UNAUDITED)

			During
			Exploration
			Stage
			(1991 through
	2007	2006	9/30/07)
CASH FLOWS PROVIDED (USED) BY
OPERATING ACTIVITIES:
Net income (loss)	$ (204,375)	$ (106,689)	$ 772,575
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and depletion	10,090	12,148	66,346
Stock and options issued for services	2,800	-	58,420
Amortization of directors’ and consultant’s fees
prepaid with common stock	35,150		35,150
Gain on sale of mining claims	-	-	(2,576,112)
Gain on sale of other assets	-	-	(160,441)
Impairment loss on securities	-	-	51,255
Change in:
Prepaid expenses	(2,285)	44,888	(3,829)
Federal and state income tax refunds receivable	(49,066)	(51,539)	(156,505)
Federal and state income tax payable	-	(503,514)	-
Accounts payable	28,672	10,965	22,139
Receivables	-	-	124,955

Net Cash Used By Operating Activities	(179,014)	(593,741)	(1,766,047)

CASH FLOWS PROVIDED (USED) BY INVESTING
ACTIVITIES:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase South Mountain Mines	(332,931)	-	(332,931)
Purchase of equipment	(32,628)	(2,332)	(153,249)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310

Net Cash Provided (Used) by Investing Activities	(365,559)	(2,332)	2,427,357

CASH FLOWS PROVIDED (USED) BY FINANCING
ACTIVITIES:
Proceeds from sale of common stock	125,000	-	185,000
Reacquisition of common stock	-	-	(376,755)
Borrowing on related party note payable	-	-	241,500
Repayments on related party note payable	-	-	(241,500)
Borrowing on line-of-credit	-	-	188,821
Repayments on line-of-credit	-	-	(188,821)

Net Cash Provided (Used) By Financing Activities	125,000	-	(191,755)

(Continued)

See Notes to Consolidated Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO SEPTEMBER 30, 2007

(UNAUDITED)

During
Exploration
Stage
(1991 through
	2007	2006	9/30/07)
NET INCREASE (DECREASE) IN CASH	$ (419,573)	$ (596,073)	$ 469,555
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD	1,054,927	1,739,373	165,799
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 635,354	$ 1,143,300	$ 635,354

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for mining contract	$ -	$ -	$ 50,000
Stock issued for payment of accounts payable	$ -	$ 29,250	$ 29,250
Stock issued for prepaid directors’ and consultant’s fees	$ 50,600	$ -	$ 50,600

(Concluded)

See Notes to Consolidated Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine-month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  For the periods ended September 30, 2007 and 2006, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.  Accordingly, only basic EPS is presented.  At September 30, 2007, the Company had 225,000 stock options outstanding, that if exercised would be dilutive in a future period if the Company reports net income.

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

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adoption of New Accounting Pronouncements, continued

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Tax Positions (“FIN48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  In the course of our assessment, it was determined that the Company is subject to examination of the income tax filings in the United States and state jurisdictions for the 2003 through 2006 tax years.  Within each of these jurisdictions we examined our material tax positions to determine whether we believed they would be sustained under the more-likely-than-not guidance provided by FIN48.  If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.  As a result of our assessment, we have concluded that the adoption of FIN48 had no significant impact on the Company’s results of operations or balance sheet for the quarter ended September 30, 2007, and required no adjustment to opening balance sheet accounts as of December 31, 2006.

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

4.

Income Taxes

During the nine month period ended September 30, 2007, the Company recognized $139,062 of income tax benefit.  The benefit resulted from the utilization of the current period’s net operating loss carried back to 2005’s taxable income.

5.

Stockholders’ Equity

On January 10, 2007, the Company awarded 500,000 shares of common stock to directors for 2007 prepaid directors’ compensation. Management estimated the value of these shares at $0.09 per share, totaling of $45,000.

In March 2007, the Company raised gross proceeds of $125,000 in a private placement of our common stock (2,500,000 shares at $.05 per share) to officers, directors and affiliates.   The price was established through an independent fairness opinion given the lock-up restrictions on the stock.

On July 20, 2007, in a resolution independent of the President and CEO, the Company Board of Directors voted to issue 60,000 shares of common stock to Jerritt Collord, son of the President and CEO of the Company, for mine-application software and data analysis consulting services.  The junior Mr. Collord is an experienced geologic database consultant to several mining companies with large operations in Nevada.  Management estimated the stock value of these shares at $0.14 per share, totaling $8,400.

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2007.  The following statements may be forward looking in nature and actual results may differ materially.

Plan of Operation:

On May 21, 2007, the Company completed the filing of articles of incorporation with the Secretary of State in Nevada for Thunder Mountain Resources, Inc., a wholly-owned subsidiary of Thunder Mountain Gold, Inc. G. Peter Parsley was appointed as President of Thunder Mountain Resources, Inc., and also serves as its Secretary, Treasurer and sole Director.  The financial information for the new subsidiary is included in the consolidated financial statements.

During the reporting period ending September 30, 2007, most of the Company’s efforts focused on the geologic evaluation and due diligence efforts on the South Mountain Project.  Minimal work was completed on the three other projects in the Company’s portfolio.  All claim groups were maintained in good standing with the filing of claim holding fees with the Bureau of Land Management and intents to hole as appropriate with the respective counties.

The Company is structured as follows: The Company owns 100% of the outstanding stock of Thunder Mountain Resources, Inc., a Nevada Corporation. Thunder Mountain Resources, Inc. owns 100% of the outstanding stock of South Mountain Mines, Inc., an Idaho Corporation.

1.

 South Mountain Project, Owyhee County, Idaho -South Mountain Mines, Inc.

Thunder Mountain Resources, Inc. completed the acquisition of 100% ownership of South Mountain Mines, Inc. on September 27, 2007. The sole asset of South Mountain Mines, Inc. consists of seventeen patented mining claims, totaling approximately 326 acres, located in the South Mountain Mining District, Owyhee County, Idaho.  The four-month due diligence work of those mining properties was completed prior to closing, and it was determined that there were no significant environmental issues associated with the South Mountain Mines properties.  Extensive title work was also completed, and no breaks in the chain of title  were discovered, including potential segregation of the surface and mineral ownership on any of the patented claims.  Water rights history for the site was also researched.

Geologic work completed during the due diligence period included confirmation of the surface mapping and the collection of surface rock chip sampling in specific areas of interest.  A limited ground magnetometer survey was undertaken over known and projected mineralized horizons, and sufficient information was gathered to warrant follow-up work.  A contractor opened the Laxey tunnel portal and secured the underground workings so that access could be gained for examination of the tunnel conditions and to conduct a limited verification sampling program.  The tunnel and stopes were found to be in excellent condition with timbering required only in areas of the larger intrusive dikes.  Access was gained to the back of the tunnel at the Texas stope area.

On the Laxey Level, a limited chip channel sampling program was conducted in areas of previous sampling programs done in the 1950s by Bunker Hill and others.   A total of six samples were collected and analyzed by ALS Chemex lab in Elko, Nevada.  The average of the six underground samples was 9.1% zinc, 11 ounces per ton silver, 2.15% copper, 1.5% lead and 0.011 ounce per ton gold. In addition to the underground sampling, an approximate 500-ton lower-grade stockpile remaining from the floatation mill that operated in the 1950s was systematically sampled.  The stockpile sample yielded values of  7.13% zinc, 2.0 ounces per ton silver,  0.058 ounce per ton gold, 0.3% lead and .35% copper.

The Company continues to catalog and interpret historic data acquired from South Mountain Mines during the due diligence process.  Underground drill and chip sample data has been placed into an electronic database, and the initial phases of a three-dimensional model were completed.  Surface geology and soil grids were also placed into the model.  This information will be useful for the development of a technical report that will summarize all the historical data.

Access to the Sonneman tunnel (located 300 feet down dip below the Laxey Tunnel) was not undertaken during the period because it will require extensive portal site work and the installation of a ventilation system. According to representatives of the prior owners of South Mountain Mines, it is expected that the tunnel will be in excellent condition because this was the level they did most of their work on during the 1980s.  Data review of the Sommeman Level drilling and sampling shows the mineralization continues at that depth, as exemplified by a set of 19 chip channel samples taken along an approximate 75-foot portion of the Texas mineralized zone.  Those samples collected by South Mountain Mines averaged 14.45% zinc, 3.98% lead, 0.17% copper, 8.17 ounces per ton silver and 0.21 ounce per ton gold.

Based on the surface geologic evaluation and sampling, the Company has staked fourteen additional unpatented mining claims.  Those claims adjoin the block of seventeen South Mountain Mines, Inc. patented claims.

The Bureau of Land Management (BLM) completed a reclamation project on the historic mill tailings located immediately adjacent to the Company’s patented claims.  Although no significant environmental concerns associated with the estimated 20,000-ton tailings repository were identified by the Idaho Department of Environmental Quality study, or by water samples taken by South Mountain Mines or by Thunder Mountain Resources, the BLM contracted with North Wind to shape the tailings for drainage, then cover them with plastic liner, 18-inches of topsoil, reseed, fence and construct diversion ditches around the tailings area.  The Company worked with the BLM to complete the work, and the approximate 2,500 cubic yards of topsoil was mined off of the patented claims.  The work was started in September and completed in October, 2007.

2.  Trout Creek Claim Group, Lander County, Nevada – Thunder Mountain Resources, Inc.

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

No additional work was completed on the Trout Creek claim group during the reporting period, with the exception of completing the filing of the claims with Lander County and the BLM.

3.  West Tonopah Claim Group, Esmeralda County, Nevada – Thunder Mountain Gold, Inc.

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

4.  Clover Mountain Claim Group, Owhyee County, Idaho- Thunder Mountain Gold, Inc.

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

Financial Condition and Liquidity:

As of the end of the third quarter of 2007, the Company had a positive working capital of approximately $774,431 and maintained its liquid assets in a Merrill Lynch tax-exempt cash management fund and in a Wells Fargo Bank account.  This amount includes an anticipated tax refund receivable of $156,505.  The Company’s cash and cash equivalents balance at September 30, 2007 of $635,354 are considered adequate to meet its current and near-term corporate obligations.

The Company has not generated any revenues from its exploration activities and no revenues are anticipated unless and until economically viable mineralized material is defined on the properties that we have an interest in.   The Company will undertake efforts to position itself to raise additional capital to fund exploration work to support future development efforts at  the South Mountain Project.

At the end of the reporting quarter, the Company had no outstanding liabilities other than accounts payable of approximately $36,707 for financial services, auditing and legal work.

Capital Resources:

With the exception of a camper shell for a pickup, the Company did not purchase any additional material capital equipment during the quarter ending September 30, 2007.

Results of Operations:

The Company had no production from operations or any revenue derived from operations during the third quarter of 2007.

The Company had a strong financial position for the quarter ending September 30, 2007, and was therefore able to continue the regional exploration program described above.

Item 3.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

As of the end of the reporting period, September 30, 2007, the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act are recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 since new procedures have been adopted and are reflected in consolidated financial statements and this report.

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

No material weaknesses were identified by Management during the reporting period.

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

During the preparation of the Company’s financial statements as of September 30, 2007, the Company has concluded that the current system of disclosure controls and procedures was sufficiently effective for  internal controls.

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

N/A

Item 3.

Defaults upon Senior Securities

N/A

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to the shareholders for vote during the third quarter of 2007.

Item 5.

Other Information

Form 8-K, report date October 3, 2007, is incorporated herein by reference.

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

Date:  November 14, 2007

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

       /s/ Eric T. Jones

By  ____________________________________

Eric T. Jones

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  November 14, 2007