Form 10KSB
period 2007-12-31
THUNDER MOUNTAIN GOLD INC
filed 2008-04-16
CIK 711034

OMB APPROVAL
OMB Number: 3235-0042
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes [ ]  No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 312008 was $2,743,800. This figure is based on estimated bid price as of March 31, 2008 of $0.30 per share.

Issued and outstanding common capital stock as of March 31, 2008:  11,929,580 shares of common $0.05 par value stock non-assessable.

Documents Incorporated by reference: Form 8-K, as filed on January 30, 2008; Form 8-K, dated December 14, 2007; Form 8-K dated September 27, 2007; Form 8-K dated June 11, 2007; Form 8-K dated June 4, 2007; Form 8-K dated May 1, 2007, and; Form 8-K dated February 21, 2007.  See Item 13, page 43.

Transitional small business disclosure format: Yes [  ] No [X]

THUNDER MOUNTAIN GOLD, INC.

Form 10-KSB

December 31, 2007

Table of Contents

Page

Part I

Item 1

Description of Business

4

Item 2

Description of Properties

9

Item 3

Legal Proceedings

12

Item 4

Submission of Matters to a Vote of Security Holders

12

Part II

Item 5

Market for Common Equity and Related Stockholder Matters

12

Item 6

Management's Discussion and Analysis of Financial Condition and

Plan of Operation

14

Item 7

Financial Statements and Supplemental Information

18

Item 8

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

34

Item 8A

Controls and Procedures

34

Item 8B

Other Information

35

Part III

Item 9

Directors, Executive Officers, Promoters, Control Persons and Corporate

Governance, Compliance with Section 16(a) of the Exchange Act

36

Item 10

Executive Compensation

38

Item 11

Security Ownership of Certain Beneficial Owners and Management

41

Item 12

Certain Relationships and Related Transactions

42

Item 13

Exhibits

43

Item 14

Principal Accountant Fees and Services

44

Signatures

45

PART I

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-KSB includes certain statements that may be deemed to be “forward-looking statements.”  All statements, other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements.  Such forward-looking statements include discussion of such matters as:

The amount and nature of future capital, development and exploration expenditures;

The timing of exploration activities;

Business strategies and development of our Operational Plans, and;

Forward-looking statements also typically include words such as “anticipate”, “estimate”, “expect”, “potential”, “could” or similar words suggesting future outcomes.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.  Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of metal prices, uncertainties in cash flow, expected acquisition benefits, exploration, mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, many of which are beyond our control.  Readers are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1 - DESCRIPTION OF BUSINESS

Company History

The Company was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc. In April, 1978 controlling interest in the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders. That group then changed the corporate name to Thunder Mountain Gold, Inc. with the primary goal to further develop their holdings in the Thunder Mountain Mining District, Valley County, Idaho.  In August 1985, the Company's shareholders approved an increase in the authorized common stock, $0.05 par value, from 7,500,000 shares to 12,000,000 shares.

Change in Status

The Company has recently moved its status from Idaho to Nevada. On December 10, 2007, articles of incorporation were filed with the Secretary of State in Nevada for Thunder Mountain Gold, Inc., a Nevada

Corporation.  The Directors of Thunder Mountain Gold, Inc. (Nevada) were the same as for Thunder Mountain Gold, Inc. (Idaho).

On January 25, 2008, the shareholders approved the merger of Thunder Mountain Gold, Inc. (Idaho) with Thunder Mountain Gold, Inc. (Nevada). The terms of the merger were such that the Nevada Corporation was the surviving entity.  The number of authorized shares for the Nevada Corporation is 200,000,000 shares of common stock and 5,000,000 shares of preferred stock.

The Company is structured as follows: The Company owns 100% of the outstanding stock of Thunder Mountain Resources, Inc., a Nevada Corporation. Thunder Mountain Resources, Inc. owns 100% of the outstanding stock of South Mountain Mines, Inc., an Idaho Corporation.

We have no patents, licenses, franchises or concessions which are considered by the Company to be of importance. The business is not of a seasonal nature. Since the potential products are traded in the open market, we have no control over the competitive conditions in the industry. There is no backlog of orders.

There are numerous Federal and State laws and regulation related to environmental protection, which have direct application to mining and milling activities. The more significant of these laws deal with mined land reclamation and wastewater discharge from mines and milling operations. We do not believe that these laws and regulations as presently enacted will have a direct material adverse effect on its operations.

Subsidiary Company

On May 21, 2007, the Company filed of articles of incorporation with the Secretary of State in Nevada for Thunder Mountain Resources, Inc., a wholly-owned subsidiary of Thunder Mountain Gold, Inc. G. Peter Parsley was appointed as President, Secretary, Treasurer and sole Director.  The financial information for the new subsidiary is included in the consolidated financial statements.

On September 27, 2007, Thunder Mountain Resources, Inc., a wholly-owned subsidiary of Thunder Mountain Gold, Inc., completed the purchase of all the outstanding stock of South Mountain Mines, Inc., an Idaho corporation.  The sole asset of South Mountain Mines, Inc. consists of seventeen patented mining claims, totaling approximately 326 acres, located in the South Mountain Mining District, Owyhee County, Idaho. The Stock Purchase Agreement was previously filed as an Exhibit to a Form 8-K filed on June 11, 2007.

Current Operations

Thunder Mountain Gold is a mineral exploration stage company with no producing mines.  The Company intends to remain in the business of exploring for mining properties that have the potential to produce gold, silver, base metals and other commodities.

Reports To Security Holders

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

Risk Factors

Our business, operations, and financial condition are subject to various risks. This is particularly true since we are in the business of conducting exploration for mineral properties that have the potential for discovery of economic mineral resources.  We urge you to consider the following risk factors in addition to the other information contained in, or incorporated by reference into, this Annual Report on Form 10-KSB:

We have very limited income and resources and we expect losses to continue for at least the next three years.

Our only continuing source of funds is through sales of equity positions received from investors, which may not be sufficient to sustain our operations.  Any additional funds required would have to come from the issuance of debt or the sale of our common stock.  There is no guarantee that funds would be available from either source.  If we are unsuccessful in raising additional funds, we will not be able to develop our properties and forced to liquidate assets.

The Company will likely need to raise additional capital to continue our operations, and if we fail to obtain the capital necessary to fund our operations, we will be unable to continue our exploration efforts and may have to cease operations.

At December 31, 2007, we had cash position of $499,777.  The Company is planning of raising additional funds in 2008 to meet our current operating and capital requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For the year ended December 31, 2007 net cash used for operating activities was $346,322, which includes $83,609 for 2007 shareholder maintenance, accounting, auditing and filing.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from a second public offering, a private placement or loans.

We know that additional financing will be required in the future to fund our planned operations. We do not know whether additional financing will be available when needed or on acceptable terms, if at all. If we are unable to raise additional financing when necessary, we may have to delay our exploration efforts or any property acquisitions or be forced to cease operations. Collaborative arrangements may require us to relinquish our rights to certain of our mining claims.

Our exploration efforts may be adversely affected by metals price volatility causing us to cease exploration efforts.

We have no earnings. However, the success of any exploration efforts is derived from the price of metal prices that are affected by numerous factors including: 1) expectations for inflation; 2) investor speculative activities; 3) relative exchange rate of the U.S. dollar to other currencies; 4) global and regional demand and production; 5) global and regional political and economic conditions; and 6)

production costs in major producing regions. These factors are beyond our control and are impossible for us to predict.

There is no guarantee that current favorable prices for metals and other commodities will be sustained. If the market prices for these commodities fall we will temporarily suspend or cease exploration efforts.

Our mineral exploration efforts may not be successful.

Mineral exploration is highly speculative. It involves many risks and often does not produce positive results. Even if we find a valuable mineral deposit, it may be three years or more before production is possible because of the need for additional detailed exploration, pre-production studies, and permitting, financing, construction and start up.

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

Mining operations involve a number of risks and hazards including: 1) environmental hazards; 2) political and country risks; 3) industrial accidents; 4) labor disputes; 5) unusual or unexpected geologic formations; 6) high wall failures, cave-ins or explosive rock failures, and; 7) flooding and periodic interruptions due to inclement or hazardous weather conditions.  Such risks could result in: 1) damage to or destruction of mineral properties or producing facilities; 2) personal injury; 3) environmental damage; 4) delays in exploration efforts; 5) monetary losses, and; 6) legal liability.

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

Because we are small and do not have much capital, we must limit our exploration. This may prevent us from realizing any revenues, thus reducing the value of the stock and you may lose your investment as a result.

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

We will have to suspend our exploration plans if we do not have access to all  the supplies and materials we need.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, like dynamite, and equipment like bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after we have conducted preliminary exploration activities on our properties. If we cannot find the products and equipment we need in a timely manner, we will have to delay or suspend our exploration plans until we do find the products and equipment we need.

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

At this time, we have no specific financial obligations for environmental costs. Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Once we undertake any trenching or drilling activities, a reclamation bond and a permit will be required under applicable laws. Currently, we have no obligations for financial assurances of any kind, and are unable to undertake any trenching, drilling, or development on any of our properties until we obtain financial assurances pursuant to applicable regulations to cover potential liabilities.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required, to perform an evaluation of our internal controls over financial reporting. In upcoming years we will be required to have our independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. We have prepared an internal plan of action for compliance with the requirements of Section 404, have completed our effectiveness evaluation. Although we believe our internal controls are operating effectively, we cannot guarantee that we will not have any material weaknesses as reported by our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

ITEM  2 - DESCRIPTION OF PROPERTIES

The Company, including its subsidiaries, owns rights to claims and properties in for mining areas of Nevada and Idaho.  None of the properties contain any known probable (indicated) or proven (measured) ore reserves under the definition of ore reserves that meet the definition of reserves as defined by SEC Industry Guide 7.

Thunder Mountain Gold

West Tonopah Claim Group, Esmeralda County, Nevada

Eight unpatented lode mining claims were staked by Thunder Mountain Gold, Inc. totaling approximately 160 acres located in the Tonopah Mining district of Esmeralda County, Nevada.  The claims are located on what has been interpreted to be the offset portion of the West End and Ohio veins along the south limb of the West End Rhyolite intrusive dome.  The target is projected to be 500 to 800 feet deep and could initially be tested by surface drilling.  The typical veins historically mined in this area are projected to be 10-20 feet thick, with ore shoots up to 50 feet thick.  Grades historically mined in the area were 15 to 20 ounces per ton (opt) silver and 0.15 to 0.20 opt gold.  There is approximately 3,000 feet of relatively unexplored strike length and the veins could extend to depths of 2,000 feet.

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

Clover Mountain Claim Group, Owhyee County, Idaho

Thunder Mountain Gold, Inc. staked the Clover Mountain claim group that consists of 40 unpatented lode mining claims totaling approximately 800 acres.  A geologic reconnaissance program in the fall of 2006 identified anomalous gold, silver, and other base metals in rock chips and soils at Clover Mountain.  Mineralization appears to be associated with subtle stockwork veining in a granitic stock which has been intruded by northeast and northwest trending rhyolitic dikes.  The property is overlain by locally silicified rhyolitic tuff.

Thunder Mountain Resources, Inc.

Stock Ownership in South Mountain Mines

Thunder Mountain Resources, Inc. completed the acquisition of 100% ownership of South Mountain Mines, Inc. on September 27, 2007.

Trout Creek Claim Group, Lander County, Nevada

A total of 58 lode mining claims were staked by Thunder Mountain Resources, Inc. on the Trout Creek target in the Reese River Valley area south of Battle Mountain, Lander County, Nevada.  The target is defined by a regional gravity high-low flexure and also by a magnetic anomaly recently confirmed through ground magnetic survey initiated by the Company during the summer of 2007.

Notice was received early in 2008 by Thunder Mountain Resources, Inc. that a number of the TC claims had been located on a section of land on which the BLM did not control the mineral rights but had been subject to a split estate land exchange.  This was not indicated on the map that the Company used to lay out the claim package.  However, the Company believes the primary target is within the valid set of claims.  Additional claims have been staked in the area to cover the identified target associated with a gravity and magnetic anomaly.  A total of 60 claims are now controlled by the Company.

South Mountain Mines, Inc.

South Mountain Project, Owyhee County, Idaho

The sole asset of South Mountain Mines, Inc. consists of 17 patented mining claims, totaling approximately 326 acres, located in the South Mountain Mining District, Owyhee County, Idaho.  In addition to the patented claim package, in 2007 the Company staked 14 additional unpatented claims in areas of favorable geology.

A four-month due diligence period prior to completing the acquisition allowed the Company to determine that there were no significant environmental issues associated with the South Mountain Mines properties.  Extensive title work was also completed, and no breaks in the chain of title were discovered, including potential segregation of the surface and mineral ownership on any of the patented claims.  Water rights history for the site was also researched.

Geologic work completed during the due diligence period included confirmation of the surface mapping and the collection of surface rock chip sampling in specific areas of interest.  A limited ground magnetometer survey was undertaken over known and projected mineralized horizons, and sufficient information was gathered to warrant follow-up work.

A contractor opened the Laxey tunnel portal and secured the underground workings so that access could be gained for examination of the tunnel conditions and to conduct a limited verification sampling program.  The tunnel and stopes were found to be in excellent condition with timbering required only in areas of the larger intrusive dikes.  Access was gained to the back of the tunnel to the Texas stope area. A confirmatory and limited chip channel sampling program was conducted in areas of previous sampling programs done in the 1950s by Bunker Hill and others.   A total of six samples were collected and analyzed by ALS Chemex lab in Elko, Nevada.  The average of the six underground samples was 9.1% zinc, 11 opt silver, 2.15% copper, 1.5% lead and 0.011 opt gold.

In addition to the underground sampling, an approximate 500-ton lower-grade stockpile remaining from the floatation mill that operated in the 1950s was systematically sampled.  The stockpile sample yielded values of 7.13% zinc, 2.0 opt silver, 0.058 opt gold, 0.3% lead and .35% copper.  A second stockpile sampling program was undertaken on the estimated 750-ton stockpile of test ore mined by South Mountain Mines, Inc. during the 1980s.  South Mountain Mines had previously segregated high and low grade material, but had mixed them during reclamation work completed in 2006.  A track-mounted backhoe was used to carefully sample and then reclaim the stockpile on one-foot increments, with the samples submitted to ALS Chemex in Elko, Nevada.  The composite grade of the samples was 3.43 opt silver, 0.092 opt gold, 7.22% zinc, 0.30% copper and 1.3% lead.

The underground stockpile sampling confirmed the high-grade nature of precious and base metals associated with the South Mountain Mine.  They are also backed up by the mined ore that was direct-shipped to a Utah smelter during the World War II era when underground mining  yielded 53,653 tons of ore grading 10.6 opt silver, 0.058 opt gold, 14.5% zinc, 2.4% lead and 1.4% copper (based on smelter returns).  In addition, the underground exploration work completed by South Mountain Mines, Inc. resulted in a feasibility study with a resource base of about 470,000 tons of ore grading 7.53 opt silver, 0.05 opt gold, 9.77% zinc, 0.94% copper and 1.4% copper.  Shortly after completion of the feasibility study in 1986, South Mountain Mines, Inc. made the decision to place the property on care and maintenance and it remained so until the Company acquired it in 2007.

Late in the 2007 field season, the Bureau of Land Management (BLM) completed a reclamation project on the historic mill tailings located immediately adjacent to the Company’s patented claims.  There had been no significant environmental concerns associated with the estimated 20,000-ton tailings repository were identified by the Idaho Department of Environmental Quality study, or by water samples taken by South Mountain Mines or by Thunder Mountain Resources, the BLM contracted with North Wind to shape the tailings for drainage, then cover them with plastic liner, 18-inches of topsoil, reseed, fence and construct diversion ditches around the tailings area.  The Company worked with the BLM to complete the work, and the approximate 2,500 cubic yards of topsoil was mined off of the Company’s patented claims.

The Company is planning an extensive program for South Mountain Mines:

•

During the first quarter of 2008, a contract was given to Kleinfelder, a consulting group with an office in Boise, Idaho and with “43-101 Qualified” staff to complete both the compilation of historic data and a Technical Report.

•

Up to 3,000 feet of core drilling will be initiated from the surface to intercept the downdip portions of the Texas and DMEA 2 zones.

•

The Sonneman portal will be opened and the 2,500 +/- feet of tunnel rehabilitated so that underground sampling and mapping can be completed.  Underground drilling may also be completed.  Reports from representatives of South Mountain Mines, Inc. have indicated that the workings should be in excellent shape and a majority of ventilation pipe and electrical equipment was left in place after the shut down in 1986.

•

Surface mapping and sampling will continue resulting in the potential acquisition of additional claims and property positions.

•

Limited pre-feasibility work will commence and will, in part, evaluate the marketability of a concentrate from South Mountain.  The work completed by South Mountain Mines, Inc. will be utilized to the extent applicable.

117°25.000' W
117°13.000' W
117°01.000' W
116°49.000' W
116°37.000' W
116°25.000' W
WGS84 116°04.000' W
GRASSY MTN
QUARTZ MTN
BOISE
CANYON
Meridian
NAMPA
Homedale
Marsing
IDAHO
OREGON
DELAMAR
WAR EAGLE MINES
Silver City
JORDAN VALLEY
Jordan Valley
SOUTH MTN
CLOVER MOUNTAIN PROJECT
THUNDER MOUNTAIN RESOURCES SOUTH MOUNTAIN PROJECT
OWYHEE MTS
43°32.000' N
43°24.000' N
43°16.000' N
43°08.000' N
43°00.000' N
42°52.000' N
42°44.000' N
42°36.000' N
42°28.000' N
42°20.000' N
TN
MN
15½°
0 5 10 15 20 25 miles
0 5 10 15 20 25 30 35 40 km

Location Map of South Mountain and Clover Mountain Projects

ITEM  3 - LEGAL  PROCEEDINGS

The Company has no legal actions pending against it and it is not a party to any suits in any court of law, nor are the directors aware of any claims which could give rise to or investigations pending by the Securities and Exchange Commission or any other governmental agency. There are no pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficiary of more than 5% of the common stock of the Company, or any security holder of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE ON SECURITY HOLDERS

The Company did not submit any matters for shareholder approval during the fourth quarter of the 2007 fiscal year.

PART II

ITEM  5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

There is no established market for trading the common Stock of the company. The Common Stock is not regularly quoted in the automated quotation system of a registered securities system or association. The common stock of the Registrant is traded on the over-the-counter market operated by the Financial Industry Regulatory Authority  (FINRA) (OTCBB) under the symbol “THMG.OB”.  The "over-the-counter" quotations do not reflect inter-dealer prices, retail mark-ups, commissions or actual transactions.

The following table illustrates the average high/low price of the Common Stock for the last two (2) fiscal years 2006 and 2007:

PERIOD	HIGH	LOW
2006
First Quarter	$ 0.14	$ 0.09
Second Quarter	$ 0.15	$ 0.11
Third Quarter	$ 0.25	$ 0.11
Fourth Quarter	$ 0.20	$ 0.10
2007
First Quarter	$ 0.43	$ 0.16
Second Quarter	$ 0.21	$ 0.16
Third Quarter	$ 0.25	$ 0.11
Fourth Quarter	$ 0.20	$ 0.10

At March 31, 2008, the price per share quoted on the OTCBB was $0.23.

Holders:

As of March 31, 2008 there were 2,013 shareholders of record of the Company’s common stock,  who collectively held 11,929,500 issued and outstanding shares of the Company’s common Stock.

Dividends:

No dividends were paid by the Registrant in 2007 or 2006, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

Securities Authorized For Issuance under Equity Compensation Plans:

The Company does not maintain any form of Equity Compensation Plan. On February 1, 2007, a total of one million shares of Thunder Mountain Resources, Inc. were allocated for a Key Employee Stock Incentive Plan.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities:

During 2007 the Company issued securities in transactions summarized below without registration of the securities under the Securities Act of 1933, as amended (the “1933 Act”). The Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, Regulation D promulgated thereunder ("Regulation D”): On February 15, 2007, Thunder Mountain Gold, Inc. initiated a private offering of common stock to purchase, in the aggregate, 2,500,000 shares of common stock of Thunder Mountain Gold, Inc., par value $0.05, at a price of $0.05 per share. The offering was limited to Directors, Management, and key consultants for the Company. The offering was fully subscribed and the offering was closed on April 15, 2007.  In conjunction with the private placement, the Company obtained a fairness opinion in connection with the offering. All shares purchased are restricted and all investors were required to sign a Shareholder Rights Agreement. The Agreement generally provides that common stock purchased cannot be sold until the agreement terminates. Generally, the Shareholder Rights Agreement terminates upon the occurrence of the earlier of: (i) the closing of a consolidation, merger, other reorganization, or similar transaction of the Company with or into any other entity or entities pursuant to which the Restricted Shareholders of the Company subsequent to the consolidation, merger, or other reorganization or similar transaction shall own less than fifty percent (50%) of the voting securities of the surviving entity; (ii) a sale, conveyance or disposition of all or substantially all of the assets of the Company; (iii) the effectuation of a transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the corporation is disposed of to other than Restricted Shareholders; or (iv) thirty-six (36) months from the date of the Agreement. Upon termination of the Shareholder Rights Agreement, the Company agrees to bear all costs and expenses of transfer (excluding any income tax or commissions) including removal of any restrictive stock legend, issuance of new stock certificates, or legal opinions. The only transfers allowed are restricted to transfers occurring on the death of a purchaser or transfers to another purchaser in the offering. A total of $125,000 was raised through the private placement, and there were no fees associated with the placement.

On July 20, 2007, a grant of 60,000 shares of Company stock was granted to Jerritt Collord, son of Jim Collord, President, in payment for part of his work to develop a computer-based database for the exploration data provided by South Mountain Mines, Inc. on the South Mountain Mine.  Development of the database was critical in facilitating the decision to acquire South Mountain Mines, Inc.  The grant was approved by Resolution of the Board, excluding Jim Collord.

On November 11, 2007 options granted in 2005 and 2006 were exercised by the following individuals:

Options

Total Shares

Individual

Exercised

Adjusted for Dilution

Proceeds to Company

Jim Collord

175,000

241,455

$17,750

Pete Parsley

150,000

206,962

$15,000

Ed Fields

  30,000

  41,383

$  3,300

Charles Cleveland

125,000

172,400

$12,250

Bob Moe

  30,000

   41,393

$  9,500

Total Proceeds:

$57,800

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is intended to help the reader understand our financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

Plan of Operation:

The financial condition of the Company was positive during 2007 and the metals commodity markets continued to be favorable during the year.  Positive advances were made with the exploration program that resulted in the acquisition of South Mountain Mines, Inc. and the staking of the unpatented TC Claims in the prolific Eureka – Battle Mountain gold trend in Nevada.

The Company’s plan of operation for the next twelve months, subject to maintaining sufficient funds, is as follows:

During 2008 the Company is planning on focusing on advancing exploration work on their properties, with most of the focus being on their South Mountain Mine property.  In addition, the Company will continue grass roots exploration efforts in Idaho, Nevada, Washington State and Arizona looking for geologically and geochemically favorable areas.  The focus will remain on precious and base metals, and uranium.

At the Company’s other properties (TC Claims, Clover Mountain and West Tonopah), continued evaluation of their geologic setting will continue.  A minor rotary drill program at the favorable West Tonopah property may be undertaken, this dependent upon funding and drill rig availability.  In order to focus efforts on South Mountain, potential joint venture partners may be sought for the other properties.

In order to facilitate the next phase of Company growth and exploration work, in February 2008 the Company hired Eric T. Jones on a part time basis as Chief Financial Office and Vice President, Investor Relations and Business Development.  The Company also closed its Elko, Nevada and opened one in Boise, Idaho.  This location is more appropriate to carry on the expanded work program on South Mountain, and is conveniently located for G. Peter Parsley, Vice President of Exploration for the Company and President of Thunder Mountain Resources, Inc., and Eric T. Jones, both of whom live in Boise.  Jim Collord, President, will work out of his home office in Elko as well as the Boise office.

Results of Operations

The Company had no operations in 2007 or 2006. The Company had no production from operations for 2007 or 2006. For 2007 and 2006, gross revenues were $0.  General and administrative costs in 2007 increased by $221,759 over 2006, to $354,988 as of December 31, 2007, primarily as a result of the expanded work required to fully evaluate the potential acquisition of all the outstanding stock of South Mountain Mines, Inc.  The Company reported a net loss of $392,709 ($0.04 per share) in 2007, compared to a net loss of $171,879 ($0.02 per share) in 2006.  Net loss per share was based on weighted average number of shares of 10,665,585 or the year ended December 31, 2007 and 8,056,394 for the year ended December 31, 2006.

Liquidity and Capital Resources:

At December 31, 2007, we had cash position of $499,777.  The Company is planning of raising additional funds in 2008 to meet our current operating and capital requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For the year ended December 31, 2007 net cash used for operating activities was $346,322, which includes $83,609 for 2007 shareholder maintenance, accounting, auditing and filing.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from a second public offering, a private placement or loans.

We know that additional financing will be required in the future to fund our planned operations. We do not know whether additional financing will be available when needed or on acceptable terms, if at all. If we are unable to raise additional financing when necessary, we may have to delay our exploration efforts or any property acquisitions or be forced to cease operations. Collaborative arrangements may require us to relinquish our rights to certain of our mining claims.

The Company has a positive cash-position and maintained its liquid assets in a Merrill Lynch Working Capital Management Account.  The Company’s cash and liquid assets are considered adequate to meet its current and near-term corporate obligations.  With the funds received from the private placement (see below) and the exercise of options ($57,800), expenses for 2007 and a portion of 2008 are adequate.  In order to carry out the detailed expanded exploration work at South Mountain and other properties, the Company will be undertaking at least one additional private placement in mid-2008.  With this, Management believes that its funds are sufficient to meet its exploration and corporate expenses incurred during the next 12 months.

The Company purchased minor equipment during 2007 that will be utilized for their future corporate and exploration efforts.  Equipment purchased included small tools and a used small diesel generator for use at South Mountain.

Private Placement

On February 16, 2007 the Board initiated a private offering of 2.5 million shares the Company’s common stock, par value $0.05, at a price of $0.05 per share.  The offer was limited to Directors, Management and key consultants for the Company.  The price per share for the offering was established after receiving a fairness opinion from a third-party securities broker, Public Securities, Inc. of Spokane, WA.  All stock purchased under the private offering will be subject to certain restrictions, specifically the purchasers will be restricted from selling or otherwise transferring the stock for a period of three years, unless and only in the case of a merger, consolidation of the Company, or sale or disposition of all assets of the Company. An 8-K was filed with the SEC regarding the private offering on February 21, 2007. The private offering was completed by March 16, 2007.  A total of $125,000 was raised from the private offering with no associated fees.

Critical Accounting Policies:

In December 2001, the SEC requested that registrants (under the Securities Exchange Act of 1934) list their three to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates.  Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition.  Our significant accounting policies are disclosed in Note 2 to the financial statements included in this Annual Report on Form 10-KSB/A.

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

•

Estimates regarding income taxes. We have significant current income tax assets recorded in our financial statements that are based on our estimates relating to federal and state income tax benefits. Our judgments regarding federal and state income tax rates, items that may or may not be deductible for income tax purposes and income tax regulations themselves are critical to the Company’s financial statement income tax items.  In 2006, the Company paid $503,514 in federal and state income tax for their 2005 income tax returns.  The Company expects a refund of income tax in the amount of $194,581 from operating loss carryback due to expenses incurred during 2007.

Other Information:

The Company had one full-time and one three-quarter time employees during the year ended December 31, 2007, and one full-time employee for the year ended December 31, 2006.  A third employee, Eric Jones, was hired in mid-February 2008 on a three-quarter time basis.

Off Balance-Sheet Arrangements:

During the 12 months ended December 31, 2007 and 2006, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

AUDITED FINANCIAL STATEMENTS AND AUDITOR’S REPORT

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm

20

Consolidated Balance Sheets at December 31, 2007 and 2006

21-22

Consolidated Statements of Operations and Comprehensive

Income (loss) for the years ended December 31,

2007 and 2006, and from the period of exploration

stage from 1991 through 2007.

23

Consolidated Statements of Cash Flows for the years ended

December 31, 2007 and 2006, and from

the period of exploration stage from 1991 through

2007

24-25

Statements of Changes in Stockholders’ Equity for

the years ended December 31, 2007 and 2006,

and from the period of exploration stage from 1991

through 2007

26-27

Notes to Financial Statements

28-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. (An Exploration Stage Company) (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thunder Mountain Gold, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

April 12, 2008

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2007 AND 2006
	2007	2006

ASSETS

Cash and cash equivalents	$ 499,777	$ 1,054,927
Prepaid expenses	2,987	1,544
Federal and state income tax refunds receivable	194,581	107,439

Total Current Assets	697,345	1,163,910

Investments (Non-current)	1,565	1,565

PROPERTY AND EQUIPMENT
South Mountain Mines property	357,497	-
Automotive	71,085	47,186
Office equipment	13,563	4,581
Mining equipment	1,250	-

Total Property and Equipment	443,395	51,767

Less: Accumulated depreciation	33,701	19,986

Net Property and Equipment	409,694	31,781

Total Assets	$ 1,108,604	$ 1,197,256

See Notes to Consolidated Financial Statements.

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2007 AND 2006
	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 15,358	$ 8,035

Total Current Liabilities	15,358	8,035

STOCKHOLDERS’ EQUITY

Common stock, $0.05 par value; 12,000,000 shares
authorized; 11,929,580 and 8,069,327 shares
issued and outstanding, respectively	596,479	403,466

Additional paid-in capital	422,728	319,007

Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)

Accumulated other comprehensive income	485	485

Retained deficit	(212,793)	(212,793)

Retained earnings accumulated during the
exploration stage (1991 through 2007)	310,547	703,256

Total Stockholders’ Equity	1,093,246	1,189,221

Total Liabilities and Stockholders’ Equity	$ 1,108,604	$ 1,197,256

See Notes to Consolidated Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM THE PERIOD OF EXPLORATION STAGE FROM 1991 THROUGH 2007

			During Exploration
			Stage (1991
	2007	2006	Through 2007)
INCOME
Royalties	$ -	$ -	$ 328,500

EXPENSES
Exploration	83,250	23,905	679,212
Depreciation and depletion	13,715	10,099	69,971
Directors’ fees and professional services	51,300	76,565	629,045
Legal and accounting	101,471	72,982	352,267
Management and administrative	354,988	133,229	741,337
Total Expenses	604,724	316,780	2,471,832
(LOSS) FROM OPERATIONS	(604,724)	(316,780)	(2,143,332)

OTHER INCOME
Gain on sale of property and mining claims	-	-	2,576,112
Interest and dividend income	27,277	37,462	275,643
Interest expense	-	-	(27,706)
Gain on sale of securities	-	-	166,116
Adjustments for impairment of investments	-	-	(51,255)
	27,277	37,462	2,938,910

LOSS BEFORE INCOME TAXES	(577,447)	(279,318)	795,578
(PROVISION) BENEFIT FOR INCOME TAXES	184,738	107,439	(211,337)
NET LOSS	(392,709)	(171,879)	584,241
TREASURY STOCK CANCELLED	-	-	(273,694)
RETAINED EARNINGS ACCUMULATED DURING THE
EXPLORATION STAGE			310,547
OTHER COMPREHENSIVE INCOME NET OF TAX	-	-	485
COMPREHENSIVE INCOME (LOSS)	$ (392,709)	$ (171,879)	$ 311,032

LOSS PER SHARE	$ (0.04)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC
AND DILUTED	10,665,585	8,056,394

See Notes to Consolidated Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006, AND FROM THE PERIOD OF EXPLORATION STAGE FROM 1991 THROUGH 2007

			During Exploration
			Stage
			(1991 through
	2007	2006	2007)
CASH FLOWS PROVIDED (USED) BY
OPERATING ACTIVITIES
Net income (loss)	$ (392,709)	$ (171,879)	$ 584,441
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and depletion	13,715	10,099	69,771
Stocks and options issued for services	60,534	39,240	116,154
Amortization of directors’ and consultants’
fees prepaid with common stock	53,400	-	53,400
Gain on sale of mining claims	-	-	(2,576,112)
Gain on sale of other assets	-	-	(160,441)
Impairment loss on securities	-	-	51,255
Change in:
Prepaid expenses	(1,443)	43,344	(2,987)
Taxes payable/refundable	(87,142)	(610,953)	(194,581)
Accounts payable	7,323	8,035	790
Receivables	-	-	124,955

Net Cash (Used) By Operating Activities	(346,322)	(682,114)	(1,933,355)

CASH FLOWS PROVIDED (USED) BY INVESTING
ACTIVITIES
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	(357,497)	-	(357,497)
Purchase of equipment	(34,131)	(2,332)	(154,752)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310

Net Cash Provided (Used) By Investing Activities	(391,628)	(2,332)	2,401,288

CASH FLOWS PROVIDED (USED) BY FINANCING
ACTIVITIES
Proceeds from sale of common stock	125,000	-	185,000
Proceeds from exercise of stock options	57,800	-	57,800
Reacquisition of common stock	-	-	(376,755)
Borrowing on related party note payable	-	-	241,500
Repayments on related party note payable	-	-	(241,500)
Borrowing on line of credit	-	-	188,821
Repayments on line of credit	-	-	(188,821)

Net Cash Provided (Used) By Financing Activities	182,800	-	(133,955)

			(Continued)

See Notes to Consolidated Financial Statements

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006, AND FROM THE PERIOD OF EXPLORATION STAGE FROM 1991 THROUGH 2007

			During Exploration
			Stage
			(1991 through
	2007	2006	2007)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(555,150)	(684,446)	333,978
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD	1,054,927	1,739,373	165,799
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 499,777	$ 1,054,927	$ 499,777

SUPPLEMENTAL DISCLOSURES
Cash paid (received) for income taxes	$ (97,625)	$ 503,514	$ 26,599

NON-CASH INVESTING ACTIVITIES
Stock issued for mining contract	$ -	$ -	$ 50,000
Stock issued for payments of accounts payable	$ -	$ 29,250	$ 29,250
Stock issued for prepaid directors’ and consultants’ fees	$ 53,400	$ -	$ 53,400

			(Concluded)

See Notes to Consolidated Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006,

AND FROM THE PERIOD OF EXPLORATION STAGE FROM 1991 THROUGH  2007

							Retained
							Earnings
							Accumulated
				Accumulated			During
			Additional	Other		Retained	Exploration
	Common Stock		Paid-In	Comprehensive	Treasury	Earnings	Stage (1991
	Shares	Amount	Capital	Income (Loss)	Stock	(Deficit)	through 2007)	Total
Balances at January 1, 1991	7,776,587	$ 388,829	$ 254,285	$ -	$ (24,150)	$ 20,002	$ -	$ 638,966
Stock previously issued but not
recorded by transfer agent	1,265	63	(63)	-	-	-	-	-
Stock cancelled	(50,000)	(2,500)	(10,000)	-	-	-	-	(12,500)
Net loss – 1991	-	-	-	-	-	-	(82,358)	(82,358)
Balances at December 31, 1991	7,727,852	386,392	244,222	-	(24,150)	20,002	(82,358)	544,108
Stock issued for mining contract	1,000,000	50,000	-	-	-	-	-	50,000
Net loss – 1992	-	-	-	-	-	-	(14,718)	(14,718)
Balances at December 31, 1992	8,727,852	436,392	244,222	-	(24,150)	20,002	(97,076)	579,390
Stock issued for options exercised	1,000,000	50,000	10,000	-	-	-	-	60,000
Net loss – 1993	-	-	-	-	-	-	(42,942)	(42,942)
Balances at December 31, 1993	9,727,852	486,392	254,222	-	(24,150)	20,002	(140,018)	596,448
Unrealized gain in marketable securities	-	-	-	215,803	-	-	-	215,803
Cumulative effect of change in
accounting principle	-	-	-	(910)	-	910	-	-
Net loss – 1994	-	-	-	-	-	-	(27,471)	(27,471)
Balances at December 31, 1994	9,727,852	486,392	254,222	214,893	(24,150)	20,912	(167,489)	784,780
Unrealized gain in marketable
securities	-	-	-	141,801	-	-	-	141,801
Net income – 1995	-	-	-	-	-	-	26,367	26,367
Balances at December 31, 1995	9,727,852	486,392	254,222	356,694	(24,150)	20,912	(141,122)	952,948
Unrealized gain in marketable securities	-	-	-	12,360	-	-	-	12,360
Net income – 1996	-	-	-	-	-	-	83,029	83,029
Balances at December 31, 1996	9,727,852	486,392	254,222	369,054	(24,150)	20,912	(58,093)	1,048,337
Reacquisition of stock	-	-	-	-	(50)	-	-	(50)
Unrealized loss in marketable
securities	-	-	-	(168,521)	-	-	-	(168,521)
Reclassification adjustment for
losses included in net income	-	-	-	27,389	-	-	-	27,389
Net loss – 1997	-	-	-	-	-	-	(10,139)	(10,139)
Balances at December 31, 1997	9,727,852	486,392	254,222	227,922	(24,200)	20,912	(68,232)	897,016
Unrealized loss in marketable
securities	-	-	-	(26,895)	-	-	-	(26,895)
Impairment loss - mining claims	-	-	-	-	-	(233,705)	-	(233,705)
Net loss – 1998	-	-	-	-	-	-	(125,684)	(125,684)
Comprehensive (Loss)	-	-	-	-	-	-	-	(386,284)
Balances at December 31, 1998	9,727,852	486,392	254,222	201,027	(24,200)	(212,793)	(193,916)	510,732
Unrealized loss in marketable securities	-	-	-	(24,030)	-	-	-	(24,030)
Net income – 1999	-	-	-	-	-	-	37,050	37,050
Comprehensive income	-	-	-	-	-	-	-	13,020
Balances at December 31, 1999	9,727,852	486,392	254,222	176,997	(24,200)	(212,793)	(156,866)	523,752
Unrealized holding loss in
marketable securities	-	-	-	(60,186)	-	-	-	(60,186)
Reclassification adjustment for
gains included in net income	-	-	-	(47,100)	-	-	-	(47,100)
Reclassification adjustment for
securities sold with gains
previously included in other
comprehensive income	-	-	-	(89,587)	-	-	-	(89,587)
Net loss – 2000	-	-	-	-	-	-	(102,602)	(102,602)
Comprehensive (Loss)	-	-	-	-	-	-	-	(299,475)
Balances at December 31, 2000	9,727,852	486,392	254,222	(19,876)	(24,200)	(212,793)	(259,468)	224,277
Unrealized holding loss in
marketable securities	-	-	-	(17,108)	-	-	-	(17,108)
Reclassification adjustment for
losses included in net income	-	-	-	45,455	-	-	-	45,455
Reclassification adjustment for
securities sold with gains
previously included in other
comprehensive income	-	-	-	(26,778)	-	-	-	(26,778)
Net loss – 2001	-	-	-	-	-	-	(145,648)	(145,648)
Comprehensive (Loss)	-	-	-	-	-	-	-	(144,079)
Balances at December 31, 2001	9,727,852	486,392	254,222	(18,307)	(24,200)	(212,793)	(405,116)	80,198
							(Continued)

See Notes to Consolidated Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006,

AND FROM THE PERIOD OF EXPLORATION STAGE FROM 1991 TO 2007

							Retained
							Earnings
	`						Accumulated
				Accumulated			During
			Additional	Other		Retained	Exploration
	Common Stock		Paid-In	Comprehensive	Treasury	Earnings	Stage (1991
	Shares	Amount	Capital	Income (Loss)	Stock	(Deficit)	through 2007)	Total

Unrealized loss in marketable	-	-	-		-	-	-
securities				(2,994)				(2,994)
Reclassification adjustment for
losses included in net income	-	-	-	13,298	-	-	-	13,298
Reclassification adjustment for
securities sold with gains
previously included in other
comprehensive income	-	-	-	(14,294)	-	-	-	(14,294)
Net loss – 2002	-	-	-	-	-	-	(95,651)	(95,651)
Comprehensive (loss)	-	-	-	-	-	-	-	(99,641)
Balances at December 31, 2002	9,727,852	486,392	254,222	(22,297)	(24,200)	(212,793)	(500,767)	(19,443)
Reclassification adjustment for
losses included in net income	-	-	-	34,335	-	-`	-	34,335
Reclassification adjustment for
securities sold with gains
previously included in other
comprehensive income	-	-	-	(12,948)	-	-	-	(12,948)
Unrealized gain in marketable
Securities	-	-	-	4,830	-	-	-	4,830
Net loss – 2003	-	-	-	-	-	-	(95,473)	(95,473)
Comprehensive (loss)	-	-	-	-	-	-	-	(69,256)
Balances at December 31, 2003	9,727,852	486,392	254,222	3,920	(24,200)	(212,793)	(596,240)	(88,699)
Unrealized gain in marketable
Securities	-	-	-	14,187	-	-	-	14,187
Net loss – 2004	-	-	-	-	-	-	(111,424)	(111,424)
Comprehensive (loss)	-	-	-	-	-	-	-	(97,237)
Balances at December 31, 2004	9,727,852	486,392	254,222	18,107	(24,200)	(212,793)	(707,664)	(185,936)
Purchase 1,883,525 shares
treasury stock	-	-	-	-	(376,705)	-	-	(376,705)
Stock options issued and
expensed (150,000 shares)	-	-	16,380	-	-	-	-	16,380
Reclassification adjustment for
securities sold with gains
previously included in other
Comprehensive income	-	-	-	(17,622)	-	-	-	(17,622)
Net income – 2005	-	-	-	-	-	-	1,856,493	1,856,493
Balances at December 31, 2005	9,727,852	486,392	270,602	485	(400,905)	(212,793)	1,148,829	1,292,610
Stock issued for accounts pay-
Able	225,000	11,250	18,000	-	-	-	-	29,250
Cancel 1,883,525 shares
treasury stock	(1,883,525)	(94,176)	(8,835)	-	376,705	-	(273,694)	-
Stock options issued and
expensed (360,000 shares)	-	-	39,240	-	-	-	-	39,240
Net loss – 2006	-	-	-	-	-	-	(171,879)	(171,879)
Balances at December 31, 2006	8,069,327	403,466	319,007	485	(24,200)	(212,793)	703,256	1,189,221
Stock issued for private place-
ment	2,500,000	125,000	-	-	-	-	-	125,000
Stock issued for prepaid
directors’ fees	500,000	25,000	20,000	-	-	-	-	45,000
Stock issued for prepaid
consulting services	60,000	3,000	5,400	-	-	-	-	8,400
Stock options exercised	800,253	40,013	17,787	-	-	-	-	57,800
Anti-dilution expense on options
exercised	-	-	60,534	-	-	-	-	60,534
Net loss – 2007	-	-	-	-	-	-	(392,709)	(392,709)
Balances at December 31, 2007	11,929,580	$ 596,479	$ 422,728	$ 485	$ (24,200)	$ (212,793)	$ 310,547	$ 1,093,246

								(Concluded)

See Notes to Consolidated Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Summary of Significant Accounting Policies and Business Operations

Business Operations

Thunder Mountain Gold, Inc. (“Thunder Mountain” or “The Company”) was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc.  In April 1978, the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders and changed its name to Thunder Mountain Gold, Inc., with the primary goal to further develop their holdings in the Thunder Mountain Mining District, Valley County, Idaho.  Thunder Mountain Gold, Inc., takes its name from the Thunder Mountain Mining District in Valley County, Idaho, where its principal lode mining claims were located.  In recent years the Company’s activities have been restricted to maintaining its property position and exploration activities.  During 2005, the Company sold its holdings in the Thunder Mountain Mining District and continued its exploration activities.  During 2007, the Company acquired the South Mountain Mines property in southern Idaho.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiary.  All significant intercompany accounts and transactions have been eliminated and any significant related party transactions have been disclosed.

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered.  A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is effective for fiscal years beginning after December 31, 2006.  The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, “Accounting For Income Taxes”.  The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption.  The adoption of FIN 48 had no material impact on the financial statements.  The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits.

Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of SFAS No. 7, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence.  Until such interests are engaged in commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

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

Comprehensive Income

In 1998, the Company adopted SFAS 130, “Reporting Comprehensive Income,” issued by the FASB.  The Company reports accumulated other comprehensive income as a separate component of stockholders’ equity and in its statements of operations.

Earnings Per Share

The Company computes basic earnings per common share by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are calculated by including all potentially dilutive common stock equivalents such as stock options.  At December 31, 2007, certain individuals had options to purchase 75,000 shares of the Company’s common stock at $0.09 per share and 80,000 shares at $0.11 per share.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R), a revision of SFAS 123, “Share-based payment”.  SFAS 123(R) requires all share-based payments to employees and directors, including grants of employee stock options, be measured at fair value and expensed in the statement of operations over the service period.  See Note 3 for additional information.  In addition to the recognition of expense in the financial statements, under SFAS 123(R), any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment of operating activity as presented in prior years.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which is effective for fiscal years beginning after November 15, 2007.  The purpose of this statement is to permit entities to measure many financial instruments and certain other items at fair market value that are not currently required to be measured at fair market value.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The Company is in the process of reviewing and evaluating SFAS 159, but does not believe that its adoption will have a material impact on the financial statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Summary of Significant Accounting Policies and Business Operations - (Continued)

In September 2006, the FASB issued SFAS 157, “Fair Value Measurement”, which is effective for fiscal years beginning after November 15, 2007.  The purpose of this statement is to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements.  The Company is in the process of reviewing and evaluating SFAS 157, but does not believe that its adoption will have a material impact on the financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements”, which is effective for fiscal years beginning after December 15, 2008.  The Company is in the process of reviewing and evaluating SFAS 160, but does not believe that its adoption will have a material impact on the financial statements.

In December 2007, the FASB issued SFAS 141(R) “Business Combinations”, which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is in the process of reviewing and evaluating SFAS 141(R), but does not believe that its adoption will have a material impact on the financial statements.

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current presentation.  These reclassifications have no effect on the results of reported operations or stockholders’ equity.

Fair Values of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, and income taxes payable (receivable) approximated their fair values as of December 31, 2007 and 2006.

Cash and Cash Equivalents

The Company considers cash in banks and cash in other financial institutions with maturities of three months or less to be cash and cash equivalents.  The Company’s cash was held in a Merrill Lynch money market fund on December 31, 2007, and is not covered by insurance of the Federal Deposit Insurance Corporation (“FDIC”).

2.

Investments

The Company has adopted SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  SFAS No. 115 establishes generally accepted accounting principles for the financial accounting and measurement and disclosure principles for (1) investments in equity securities that have readily determinable fair market value and (2) all investments in debt securities.

Investments in small local mining companies are stated at estimated fair value and classified as non-current investments.

The following information relating to investments, non-current, as of December 31, 2007 and 2006, is as follows:

	Adjusted	Unrealized	Fair
	Cost	Gains	Value
December 31, 2007:
Investments, non-current	$ 1,080	$ 485	$ 1,565

December 31, 2006:
Investments, non-current	$ 1,080	$ 485	$ 1,565

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

Investments – (Continued)

The tax effect related to unrealized gains in investments, non-current during 2007 and 2006 is immaterial to the financial statements.

3.

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

On October 15, 2006, options to purchase 285,000 shares of the Company’s restricted stock at $0.11 per share were issued to the Company’s five directors; and options to purchase 75,000 shares of the Company’s restricted common stock at $0.11 per share were issued to the Company’s accounting and legal consultants. The fair value of the options granted were recognized as Directors’ fees of $31,065 and Legal and accounting expense of $8,175 during the year ended December 31, 2006.

At December 31, 2007, 155,000 stock options were outstanding and not exercised.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

Dividend yield	0%
Expected volatility	146%
Risk-free interest rate	4.76%
Expected term (in years)	5

The average risk-free interest rate is based on the five-year US treasury security rate in effect as of the grant date.  The expected volatility is determined using a weighted average of weekly historical volatility of the stock price over a period of one year prior to the grant dates.

For the year ended December 31, 2007, the Company recognized $60,534, in share-based compensation expense.

A summary of the status of outstanding and exercisable stock options as of the years ended December 31, 2007 and 2006, are as follows:

	Options	Weighted average exercise price	Weighted average contractual remaining term	Aggregate intrinsic value
Outstanding at December 31, 2005	375,000	$0.09
Granted	360,000	$0.11
Outstanding and exercisable at
December 31, 2006	735,000	$0.10	4.3	$14,850
Options exercised during 2007	580,000	$0.10
Outstanding and exercisable at
December 31, 2007	155,000	$0.10	3.3	$ 30,950

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Share-Based Compensation – (Continued)

The weighted-average grant date fair value of the options granted during the year ended December 31, 2006 was $0.106 per share. There were no options exercised during 2006 and no options were granted during 2007.  The options granted during 2006 and 2005 contained an anti-dilution clause and resulted in 800,253 shares issued for the 580,000 options exercised in 2007.  The Company compared the fair value of the options pre- and post-modification to determine the incremental value.  Additional compensation of $60,534 was recorded as a result of the modification.  The income tax effect of anti-dilution compensation is immaterial.  The Company received $57,800 in cash from the options exercised in 2007.  The aggregate intrinsic value of options exercised during the year ended December 31, 2007, was $182,279.

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

4.

Income Taxes

At December 31, 2004, the Company had $927,305 in net tax operating loss carryforwards that were used to offset taxable income in 2005. The net tax operating loss of approximately $530,000 for 2007 and $265,000 for 2006 was carried back to 2005 and resulted in a current tax asset of income tax refunds receivable at December 31, 2007 and 2006, as follows:

	2007	2006
Federal	$ 186,981	$ 90,025
State	7,600	17,414
Total	$ 194,581	$ 107,439

The income tax benefits (provisions) shown in the financial statements for the years ended December 31, 2007 and 2006, are composed as follows:

	2007	2006
Federal	$ 186,981	$ 90,025
State	(2,243)	17,414
Total	$ 184,738	$ 107,439

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

Income Taxes – (Continued)

The income tax benefit shown in the financial statements for the year ended December 31, 2007 and 2006, differs from the federal statutory rate as follows:

	2007		2006
	Amount	Rate	Amount	Rate
Benefit at federal statutory rate	$ 180,919	35%	$ 97,761	35%
Effect of net operating loss
carryforwards (carrybacks)			9,678	3
Other	3,819	1
Total	$ 184,738	36%	$ 107,439	38%

The Company made an $8,000,000 donation to the Trust for Public Land during 2005 by selling property and mining claims at less than fair value.  The Trust for Public Land is a nonprofit public benefit corporation under Section 501(C)(3) of the Internal Revenue Code and the donation qualifies as a charitable contribution.  The contribution deduction is limited to 10% of taxable income for the year in which the deduction was made and is permitted to carry over to the five succeeding tax year’s contributions that exceed the 10% limitation.  The deductions in succeeding years are also subject to the 10% limitation.  At December 31, 2007, $7,889,500 of charitable contribution deduction carryforwards remained.  Under FAS 123R the company has recognized approximately $100,000 of stock based compensation that is not deductible for tax purposes.  The charitable contribution carry forward and the stock based compensation would result in a recorded deferred tax asset of approximately $2,800,000.  However, since the company has no revenue from operations in recent years and has no current operations, the deferred tax asset is fully reserved and is not reflected herein.

5.

Related Party Transactions

In July 2007, the Company granted 60,000 shares in payment for professional services to Jerritt Collord, son of Jim Collord, President of the Company.  Jerritt used his professional computer skills to digitize South Mountain Mines, Inc., exploration data in preparation for a three-dimensional resource model.

Mr. Charles Cleveland, Attorney at Law, has been utilized by the Company as corporate counsel.  Through participation in the private placement, Mr. Cleveland has acquired over 5% of the outstanding common stock.

ITEM 8 – CHANGES IN AND DISAGREEMENTS  WITH ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2007, the Board of Directors authorized the engagement of DeCoria, Maichel, and Teague, P.S. as the Company’s independent auditors.   In addition, the firm of Ted Sharp and Associates were engage to facilitate the Company’s efforts to achieve Sarbanes Oxley 404 compliance.

During the fiscal year ended December 31, 2007, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also determined that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

Management has identified three areas that contain material weaknesses and is taking action to remedy and remove those weaknesses in its internal controls over financial reporting:

•

Lack of segregation of duties of functions that contribute to the financial reporting processes. Due to the size of the Company and the associated limitations of staffing, segregation of duties issues may not be avoidable; however, the Company is evaluating engaging additional resources on a contract basis to alleviate these issues, and is committed to implement additional detective controls.

•

Inadequate knowledge and expertise in the Company in the preparation of financial statements according to generally accepted accounting standards in the United States.  Management is evaluating engaging additional resources on a contract basis to add the appropriate expertise to its financial reporting system.

•

Lack of an independent board of directors, including a financial expert, and a Code of Ethics.  The current board of directors is evaluating expanding the board of directors to include a financial expert and independent directors.  The current board is composed of five members and may be expanded to as many as nine members under the Company’s Articles of Incorporation and By-Laws.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal controls over financial reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE,  COMPLIANCE WITH  SECTION 16(A) OF THE EXCHANGE ACT

This section sets forth certain information with respect to the Company’s current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2007.

Directors and Executive Officers:

Name

Age

Office with the Company

Appointed to Office

_________________________________________________________________________________________

E. James Collord

61

President, Chief Executive

Officer, Director

Since 1978

Pete Parsley

48

Vice President, Director

Since 1999

Exploration Manager

Eric T. Jones

46

Chief Financial Officer

Investor Relations

Since March 2006

Dr. Robin S. McRae

67

Director

Since 1978

Edward D. Fields

70

Director

Since March 2006

Background and experience:

E. James Collord has a MS degree in exploration geology from the Mackay School of Mines, University of Nevada, Reno (1980).  He has been a mining professional for over 35 years, employed in a variety of capacities, including mill construction superintendent, exploration geologist, mine construction and reclamation manager, and in environmental and lands management.  During the period 1975 through 1997, Jim worked for Freeport Exploration where he worked with a successful exploration team that discovered several Nevada mines.  Later in his Freeport career, he managed mining operations and lead permitting efforts.  For the period 1997 through 2005, Jim was Environmental and Lands Superintendent at Cortez Gold Mines, a large Nevada mine that was a joint venture between Placer Dome and Kennecott Minerals. After retirement from Cortez, and until his employment by Thunder Mountain Gold, Inc. in April 2007, he managed the Elko offices for environmental and hydrogeologic consulting groups. He is the grandson of Daniel C. McRae, the original locator of the gold prospects in the Thunder Mountain Gold Mining District in the early 1900s.

G. Peter Parsley has a Masters in Science degree in geology from the University of Idaho.  He has been a mining professional since 1985 and has experience in gold exploration, mine development, construction, reclamation, and environmental compliance and permitting.  He was associated with the Thunder Mountain Project starting in1985 when he was project manager for the exploration program by USMX/Dakota Mining that defined the Dewey mineralization.  After that, he served as President and Exploration Manager for Triumph Gold Corporation that had interests in the United States, China and South America.  Mr. Parsley was appointed Vice President and Exploration Manager for Thunder Mountain Gold, Inc. on April 1, 2006, and was appointed as President of Thunder Mountain Resources in early 2007.

Eric T. Jones has over 18 years of varied mining, financial and entrepreneurial experience.  He has held positions for Hecla Mining at their Rosebud Mine in Nevada and Stibnite, Idaho.  For Dakota Mining, Mr.

Jones was Mine General Manager for the Stibnite, Idaho gold heap leach operation.  He was also engaged as a manager of a successful Boise, Idaho-based private investment fund during the period 1997-2002.  Mr. Jones currently works with various successful entities in business development.  Due to Eric’s varied business experience, in 2006 the Board appointed him to the position of Secretary/Treasurer and Chief Financial Officer.  In February 2008 Eric went to work for Thunder Mountain Gold, Inc. as Vice President of Investor Relations and Business Development, as well as Chief Financial Officer.

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

Significant Employees:

Peter Parsley was a full-time employee for the Company during 2007.  Jim Collord commenced working for the Company in April 2007 when work on evaluation of South Mountain intensified.  Jim is working as a partial time employee with pay rate equal to 75% of a typical salary of a President of an exploration company.

Eric Jones became an employee in February 2008 (as discussed above).  Eric is also a partial time employee.

Family Relationships:

Dr. Robin S. McRae is the cousin of E. James Collord, the President of the Registrant.  Both are grandsons of the original locator of the Thunder Mountain Mining District, Valley County, Idaho.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, no persons failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2007.

Audit Committee:

The Company’s Board of Directors is responsible for the oversight and management of the Company.  The Board does not have a separately-designated standing audit committee because the entire Board of Directors acts as the Company’s audit committee. The Board of Directors has determined that none of the Board of Directors can be classified as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. The Board of Directors does not contain a member that can be classified as an "audit committee financial expert" under the referenced definition. The Board of Directors believes that attracting and retaining board members that could be classified as an "audit committee financial expert" is unlikely due to the high cost of such Director candidates.

Compensation Committee:

There is no Compensation Committee of the Board of Directors.  Compensation of employees is reviewed and approved by the Board.

Code of Ethics:

The Board of Directors has not currently adopted a code of ethics.  The Board is undertaking the evaluation of a code of ethics and expects to finalize and adopt a code during 2008.

ITEM 10 - EXECUTIVE COMPENSATION

Pete Parsley maintained his full-time position as Exploration Manager during 2007 at $96,000 per year.  Jim Collord was placed on salary as President starting in April 2007 at 75% of a full-time rate of $110,000 per year, or $80,000 per year.

Summary Compensation Table

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company's business. There are currently no other compensation arrangements for the Company’s directors.

The following table provides certain summary information for the fiscal year ended December 31, 2007 concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers:

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation/ Directors Fee ($)	Total ($)
Jim Collord, President & CEO	2007	$60,300(1)	$16,000	$9,000(2)	$0	$0	$0	$0	$85,300

Robin S. McRae, Board Member	2007	$0	$0	$4,500(2)	$0	$0	$0	$0	$ 4,500

Pete Parsley, V President &Exploration Manager	2007	$96,000	$18,400	$18,000(2)	$ 0	$0	$0	$0	$132,400

Eric Jones (6), CFO Secretary/Treasurer	2007	$0	$0	$9,000(2)	$0	$0	$0	$0	$ 9,000

Edward Fields (6), Board Member	2007	$0	$0	$4,500(2)	$0	$0	$0	$0	$ 4,500
		(1) Salary for the period April through December 2007. (2) Stock grants valued at $0.09 per share.

No grants of options and/or Stock Appreciation Rights ("SAR") were given during the fiscal year ended December 31, 2007.

Exercise of Options:

On November 11, 2007 options granted in 2005 and 2006 were exercised by Officers and Directors of the Company:

Options

Total Shares

Individual

Exercised

Adjusted for Dilution(1)

Proceeds to Company

Jim Collord

175,000

241,455

$17,750

Pete Parsley

150,000

206,962

$15,000

Ed Fields

  30,000

  41,383

$  3,300

_____________

(1)

The option agreements had an anti-dilution feature that adjusted the number of shares upward due to the following dilutive events: (i) on January 10, 2007 the Company granted an aggregate of 500,000 shares of Common Stock to the officers and directors for Calendar 2007 compensation; (2) during March 2007, pursuant to an offering of securities, the Company sold an aggregate of 2,500,000 shares of restricted common stock to officers, directors, and affiliates of the Company..

Long-term Incentives:

The Company has no Long-Term Incentive Plan.

Compensation of Directors:

The Board of Directors is empowered to vote compensation to directors for their performance of duties to the Company.  In addition, directors are reimbursed for their verifiable expenses incurred in attending meetings and conducting their duties on behalf of the Company.  Director compensation in 2007 is summarized in the following table:

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
E. James Collord		$ 9,000					$ 9,000
Pete Parsley		$18,000					$18,000
Eric T. Jones		$ 9,000					$ 9,000
Dr. Robin McRae		$ 4,500					$ 4,500
Edward Fields		$ 4,500					$ 4,500

There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation or retirement.

Employment Contracts:

At the end of 2007, there were two paid Company employees, Pete Parsley and Jim Collord.  They were employed per resolution of the Board and other than a monthly salary, plus normal burden, there are no other contractual understandings in the resolutions.  Each is reimbursed for the use of personal office equipment and phones, and Jim is reimbursed for health insurance and related costs up to a set maximum amount.  A salary service located in Elko, Nevada is used to pay employee’s salary and ensuring all appropriate taxes and employment-related state insurance is collected and paid.

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

No retirement benefit, bonus, stock option or other remuneration plans are in effect with respect to the Company’s officers and directors.

Employment Contracts and Termination of Employment or Change of Control

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement) or change of control transaction.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2007 by:

•

the Company’s named executive officers;

•

the Company’s directors at December 31, 2007;

•

all of the Company’s executive officers and directors as a group; and,

•

each person who is known to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Directors and Executive Officers
E. James Collord Eric T. Jones	1,410,705(2)(3) 1,673,000(2)(4)	11.8% 13.8%
Robin S. McRae	246,995(2)(5)	2.1%
Pete Parsley	631,962(2)	5.3%
Edward Fields	92,393(2)	*

All current executive officers and directors as a group	4,055,055	33.8%
5% or greater shareholders
Charles Cleveland Rock Pointe Corporate Center 316 West Boone Ave, Suite 660 Spokane, WA 99201	647,469	5.4%

* Ownership less than 1%

(1) Based on 11,929,580 shares of common stock issued and outstanding as of December 31, 2007.

(2) Sole voting and investment power.

(3) Includes 50,000 shares held in trust for Mr. Collord’s son, Jerritt Collord.

(4) Includes options to purchase shares of Company common stock in the amount of 50,000 shares, all subject to a dilution clause at the time of exercise.

(5) Includes options to purchase shares of Company common stock in the amount of 105,000 shares, all subject to a dilution clause at the time of exercise.

Changes in Control:

The Board of Directors is aware of no circumstances which may result in a change of control of the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others:

During the year ended December 31, 2007, we had the following transactions with related parties:

In July 2007, the Company granted 60,000 shares in partial payment for professional services to Jerritt Collord, son of Jim Collord, President, for all of 2007 and to April 1, 2008.  Jerritt used his professional computer skills to digitize South Mountain Mines, Inc. exploration data in preparation for a three-dimensional resource model.

Charles Cleveland has been utilized by the Company as corporate counsel.  Through participation in the private placement and exercise of options he beneficially owns over 5% of the outstanding shares.

We issued shares of our common stock to certain directors, our attorney and our accountant upon their exercise of stock options. In connection with our issue of shares for options exercised we issued OPEN number of additional shares pursuant to a dilution privilege in the stock option agreement.

Directors’ Stock Purchases

On February 16, 2007 the Company initiated a private offering of 2.5 million shares the Company’s common stock, par value $0.05, at a price of $0.05 per share.  The offer was limited to Directors, Management and key consultants for the Company.  The price per share for the offering was established after receiving a fairness opinion from Public Securities, Inc. of Spokane, WA.  All stock purchased under the private offering is restricted from sale or  certain other dispositions for 3 years,  which restriction terminates upon the occurrence of the earlier of: (i) the closing of a consolidation, merger, other reorganization, or similar transaction of the Company with or into any other entity or entities pursuant to which the Restricted Shareholders of the Company subsequent to the consolidation, merger, or other reorganization or similar transaction shall own less than fifty percent (50%) of the voting securities of the surviving entity; (ii) a sale, conveyance or disposition of all or substantially all of the assets of the Company; (iii) the effectuation of a transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the corporation is disposed of to other than Restricted Shareholders; or (iv) thirty-six (36) months from the date of the Agreement. The private offering was completed by March 16, 2007.  A total of $125,000 was raised from the private offering.

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

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market (Note: Our shares of common stock are not listed on NASDAQ or any other national securities exchange and this reference is used for definition purposes only).

Transactions with Promoters:

Not Applicable.

PART IV

ITEM 13 - EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Montgomery Mines Inc, October 30, 1935
3.2	Articles of Amendment, Montgomery Mines Inc., April 12, 1948
3.3	Articles of Amendment, Montgomery Mines Inc., February 6, 1970
3.4	Articles of Amendment, Montgomery Mines Inc, April 10, 1978
3.5	Articles of Amendment, Thunder Mountain Gold, August 26, 1985.
3.6	Articles of Amendment, Thunder Mountain Gold, October 17, 1985.
3.7	Articles of Incorporation, Thunder Mountain Gold Inc, (Nevada), December 11, 2007
3.8	Bylaws, Montgomery Mines Inc.
3.9	Bylaws, Thunder Mountain Gold Inc. (Nevada)
10.1	Agreement and Plan of Merger, Thunder Mountain Gold (Nevada)
22.1	Subsidiaries of the Registrant.
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

Form 8-K dated February 21, 2007:

Announcing Private Placement

Form 8-K dated May 1, 2007:

Closing of Private Placement

Form 8-K dated June 4, 2007:

Incorporation of Thunder Mountain Resources, Inc. as a Nevada Corporation

Form 8-K dated June 11, 2007:

Stock Sales Agreement for South Mountain Mines, Inc.

Form 8-K dated September 27, 2007:

Purchase of South Mountain Mines, Inc. by Thunder Mountain Resources, Inc.

Form 8-K dated December 14, 2007:

Incorporation of Thunder Mountain Gold, Inc. as a new Nevada Corporation

Form 8-K dated January 30, 2008:

Results of Shareholder Meeting on January 25, 2008 approving incorporating in Nevada

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2007, as provided by DeCoria, Maichel and Teague, P.S. We expect that DeCoria, Maichel and Teague, P.S. will serve as our auditors for fiscal year 2008.

Year Ended	December 31, 2007	December 31, 2006
Audit fees (1)	$39,193	$29,844
Audit-related fees	$ -	$ 7,485
Tax fees	$ -	-
All other fees	$ -	-
Total Fees	$39,193	$37,329

(1)  Audit fees consist of fees billed for professional services provided in connection with the audit of the Company’s financial statements, and assistance with reviews of documents filed with the SEC. and reviews of the quarterly financial statements.

The Company’s Board of Directors reviewed the audit services rendered by DeCoria, Maichel and Teague, P.S. and concluded that such services were compatible with maintaining the auditors’ independence. All audit, non-audit, tax services, and other services performed by the independent accountants are pre-approved by the Board of Directors to assure that such services do not impair the auditors’ independence from the Company. The Company does not use DeCoria, Maichel and Teague, P.S. for financial information system design and implementation. We do not engage DeCoria, Maichel and Teague, P.S to provide compliance outsourcing services.

SIGNATURES

Pursuant to the requirements of Section 143 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN  GOLD,  INC.

    /s/ E. James Collord

By  __________________________________

E.  James Collord

President, Director and Chief Executive Officer

Date:  April 15, 2008

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

    /s/ Eric T. Jones

By  ____________________________________

Eric T. Jones

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  April 15, 2008