Form 10-Q
period 2008-03-31
THUNDER MOUNTAIN GOLD INC
filed 2008-05-15
CIK 711034

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                    to

Commission File Number:  001-08429

THUNDER MOUNTAIN GOLD, INC.

(Exact name of Registrant as specified in its charter)

                   Idaho

          91-1031075

(State or other jurisdiction of

(IRS identification No.)

incorporation  or  organization)

1239 Parkview Drive
Elko, Nevada 89801
(775) 738-9826

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes ☐  No

Indicate by check mark whether the Registrant is  ☐ a large accelerated filer, ☐ an accelerated file, ☐  a non-accelerated filer, or ☑   a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑  No

Number of shares of issuer’s common stock outstanding at March 31, 2008:      11,929,580

SEC 2334 (9-05)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Consolidated Balance Sheets, March 31, 2008 and December 31, 2007

3

Consolidated Statements of Operations for the three month period ended March 31, 2008 and 2007 and from the date of inception on March 26, 1959 through March 31, 2008

5

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and from the date of inception on March 26, 1959 through March 31, 2008

6

Notes to Financial Statements

7

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3. Quantitative and Qualitative Disclosures About Market Risk

13

Item 4:   Controls and Procedures

13

Item 4T. Controls and Procedures

13

PART II – OTHER INFORMATION

Item 1:   Legal Proceedings

13

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.  Defaults Upon Senior Securities

13

Item 4:  Submission of Matters to a Vote of Security Holders

14

Item 5:  Other Information

14

Item 6:  Exhibits

14

Signatures

14

Thunder Mountain Gold, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2008

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEET MARCH 31, 2008 (UNAUDITED)
	March 31, 2008	December 31, 2007 (Audited)

ASSETS
Cash and cash equivalents	$ 351,880	$ 499,777
Prepaid expenses	6,959	2,987
Federal and state income tax refunds receivable	194,581	194,581

Total Current Assets	553,420	697,345

Investments
(Non-current)	1,565	1,565

PROPERTY AND EQUIPMENT
South Mountain Mines property	357,497	357,497
Automotive	71,085	71,085
Office equipment	17,389	13,563
Mining equipment	1,250	1,250
Leasehold improvement	854	-

Total Property and Equipment	448,075	443,395

Less: Accumulated depreciation	38,058	33,701

Net Property and Equipment	410,017	409,694

Total Assets	$ 965,002	$ 1,108,604

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEET MARCH 31, 2008 (UNAUDITED)
	March 31, 2008	December 31, 2007 (Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 31,705	$ 15,358

Total Current Liabilities	31,705	15,358

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value; 200,000,000 shares
authorized; 11,929,580 shares issued	11,930	-

Common stock, $0.05 par value; 12,000,000 shares
authorized;		596,479
11,929,580 shares issued

Preferred stock, $0.0001 par value; 5,000,000 shares
authorized; -0- shares issued	-	-

Additional paid-in capital	1,007,277	422,728

Less: 11,700 shares of treasury stock,
at cost	(24,200)	(24,200)

Accumulated other comprehensive income	485	485

Retained earnings (deficit) prior to 1991	(212,793)	(212,793)

Retained earnings accumulated during the
exploration stage (1991 through March 31, 2008)	150,598	310,547

Total Stockholders’ Equity	933,297	1,093,246

Total Liabilities and Stockholders’ Equity	$ 965,002	$ 1,108,604

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO MARCH 31, 2008

(UNAUDITED)

			During
			Exploration
			Stage
			(1991 through
	2008	2007	3/31/08
INCOME
Royalties	$ -	$ -	$ 328,500

EXPENSES
Exploration	30,831	19,802	710,044
Depreciation and depletion	4,357	3,307	74,328
Directors’ fees and professional services	2,646	11,250	631,691
Legal and accounting	26,387	32,950	378,654
Management and administrative	97,735	30,142	839,072
Total Expenses	161,956	97,451	2,633,789
(LOSS) FROM OPERATIONS	(161,956)	(97,451)	(2,305,289)

OTHER INCOME
Interest and dividend income	2,007	8,210	277,650
Interest expense	-	-	(27,706)
Gain on sale of property and mining claims	-	-	2,576,112
Gain on sale of securities	-	-	166,116
Adjustment for impairment of investments	-	-	(51,255)
	2,007	8,210	2,940,917

INCOME (LOSS) BEFORE INCOME TAXES	(159,949)	(89,241)	635,628
(PROVISION) BENEFIT FOR INCOME TAXES	-	36,143	(211,337)
NET INCOME (LOSS)	(159,949)	(53,098)	424,291
TREASURY STOCK CANCELLED	-	-	273,694
			150,597
OTHER COMPREHENSIVE INCOME, NET OF
TAX	-	-	485

COMPREHENSIVE INCOME (LOSS)	$ (159,949)	$ (53,098)	$ 151,082

EARNINGS (LOSS) PER SHARE
Basic	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC	11,929,580	9,188,738

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO MARCH 31, 2008

(UNAUDITED)

			During
			Exploration
			Stage
			(1991 through
	2008	2007	3/31/08)
CASH FLOWS PROVIDED (USED) BY
OPERATING ACTIVITIES
Net income (loss)	$ (159,949)	$ (53,098)	$ 424,292
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and depletion	4,357	3,307	74,328
Stocks and options issued for services	-	-	116,154
Amortization of directors’ fees prepaid
with common stock	-	11,250	53,400
Gain on sale of mining claims	-	-	(2,576,112)
Gain on sale of other assets	-	-	(160,441)
Impairment loss on securities	-	-	51,255
Change in:
Prepaid expenses	(3,972)	1,544	(6,959)
Accrued interest	-	-	-
Taxes payable/refundable	-	(36,143)	(194,581)
Accounts payable	16,347	16,798	17,137
Receivables	-	(10,054)	124,955

Net Cash Used By Operating Activities	(143,217)	(66,396)	(2,076,572)

CASH FLOWS PROVIDED (USED) BY INVESTING
ACTIVITIES
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of leasehold improvements	(854)	-	(854)
Purchase of equipment	(3,826)	(29,188)	(158,578)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310

Net Cash Provided (Used) by Investing Activities	(4,680)	(29,188)	2,396,608

(Continued)

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007, AND FOR THE PERIOD OF

EXPLORATION STAGE FROM 1991 TO MARCH 31, 2008

(UNAUDITED)

			During
			Exploration
			Stage
			(1991 through
	2008	2007	3/31/08)
CASH FLOWS PROVIDED (USED) BY FINANCING
ACTIVITIES
Proceeds from exercise of stock options	$ -	$ -	$ 57,800
Proceeds from sale of common stock	-	125,000	185,000
Reacquisition of common stock	-	-	(376,755)
Borrowing on related party note payable	-	-	241,500
Repayments on related party note payable	-	-	(241,500)
Borrowing on line-of-credit	-	-	188,821
Repayments on line-of-credit	-	-	(188,821)

Net Cash Provided (Used) By Financing Activities	-	125,000	(133,955)

NET INCREASE (DECREASE) IN CASH	(147,897)	29,416	186,081
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD	499,777	1,054,927	165,799
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 351,880	$ 1,084,343	$ 351,880

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for mining contract	$ -	$ -	$ 50,000
Stock issued for payment of accounts payable	$ -	$ -	$ 29,250
Stock issued for prepaid directors fees	$ -	$ 45,000	$ 45,000

(Concluded)

See Notes to Financial Statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  For the periods ended March 31, 2008 and 2007, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.  Accordingly, only basic EPS is presented.  At March 31, 2008, the Company had 155,000 stock options outstanding, that if exercised would be dilutive in a future period if the Company reports net income.

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

3.

New Accounting Pronouncements

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which is effective for fiscal years beginning after November 15, 2007.  The purpose of this statement is to permit entities to measure many financial instruments and certain other items at fair market value that are not currently required to be measured at fair market value.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted SFAS 159, effective January 1, 2008.  There was no impact to the Company’s financial statements upon adoption.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

New Accounting Pronouncements – (Continued)

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, or SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008.  There was no impact to the Company’s financial statements upon adoption.

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

4.

Income Taxes

The tax net operating loss for 2007 was carried back to 2005 and resulted in a current asset of income tax refunds receivable at December 31, 2007 and March 31, 2008 of $194,581.

5.

Stockholders’ Equity

On January 25, 2008, the Company changed the state of incorporation from Idaho to Nevada, changed the par value of common stock from $0.05 to $0.001 and increased the authorized shares to 200,000,000.  The Company also authorized 5,000,000 shares of preferred stock with a par value of $0.001.  No preferred shares have been issued.

Item 2.

Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS:  The above discussion may contain forward-looking statements that involve a number of risks and uncertainties.  In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: inability to locate property with mineralization, lack of financing for exploration efforts, competition to acquire mining properties; risks inherent in the mining industry, and risk factors that are listed in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 2008.  The following statements may be forward- looking in nature and actual results may differ materially.

Plan of Operation:

1.

During the first quarter of 2008, Thunder Mountain Resources engaged Kleinfelder, an engineering and consulting group with an office in Boise, Idaho and with “43-101 Qualified” staff to formalize the compilation of historic data and a provide a Technical Report that would, to the extent possible, validate the resource base estimated by South Mountain Mines during the 1980s.  This work continued throughout most of the period ending March 31, 2008 with the final report due out around mid-May 2008.

Planning for the 2008 field season exploration work at South Mountain progressed during the period with the following initial plans having been developed:

•

Up to 3,000 feet of core drilling will be initiated from the surface to intercept the down dip portions of the Texas and DMEA 2 zones.

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

2.

The Trout Creek lode claim group was modified to conform with a public land section that had private ownership of mineral rights.  A total of 60 claims are now owned by the Thunder Mountain Resources, Inc. and, despite the modification to the layout, covers the better portion of the defined magnetic and gravity anomaly.

3.

Regional grassroots field work continued during the reporting period.  Based on prior geologic knowledge of specific areas of Arizona, a number of areas were evaluated for their gold and/or copper potential.  Based on the anomalous gold in some of the sample results from the geologic work, plus an evaluation of the land status, a decision was made to stake two separate areas.  This work was completed during the first week in May 2008 with two groups of lode claims staked, one with 22 claims (440 acres) and the second with 19 claims (180 acres).  Additional geologic mapping and sampling will be completed during 2008, and there is a high likelihood that additional claims may be staked as the target definition is refined.

4.

A number of prospect submittals were submitted to the Company during the reporting period.  They are in Oregon, Nevada and California, and will be evaluated once ground conditions allow access.

5.

No additional work during the reporting period was done on Company’s claims on the Tonopah, Nevada silver target, or the Clover Mountain claim block out of Grandview, Idaho.

Financial Condition and Liquidity:

The Company has not generated any revenues from its exploration activities and no revenues are anticipated unless and until economically viable mineralized material is defined on our properties.

As of the end of the first Quarter of 2008, the Company had a positive working capital of approximately $521,715 and maintained its liquid assets in a Merrill Lynch tax-exempt cash management fund and in a Wells Fargo Bank account.  This amount includes an anticipated federal and state tax refund receivable of $194,581.  The Company’s cash and cash equivalents balance at March 31, 2008 of $351,880 are considered adequate to meet its current and near-term corporate obligations.

At the end of the reporting quarter, the Company had no outstanding liabilities other than accounts payable of approximately $31,705 for financial services, auditing and legal work.

In order to advance the exploration and potential development of the Company’s South Mountain Project, a private placement will be undertaken in May 2008.  A maximum of $500,000 will be offered to accredited investors through Pennaluna and Company of Coeur d’ Alene, Idaho, or directly through the Company.  The funds received will be used primarily for drilling and underground access and sampling work at South Mountain, but some will be used to further the reconnaissance work in the western United States.

On March 24, 2008 the Board also approved the retention of Grandview Capital, Inc. to evaluate available financing alternatives and the strategic value of the Company.  The agreement between the Company and Grandview Capital, Inc. is for a six-month period.

Capital Resources:

The Company owns outright the South Mountain Property in Owyhee County, Idaho that consists of 17 patented mining claims totaling approximately 326 acres. For financial reporting purposes, Management values the claims at $357,497.

Company opened an office in the Boise area and purchased some used office furniture and equipment during the period ending March 31, 2008.

Results of Operations:

The Company had no production from operations or any revenue derived from operations during the first quarter 2008.

The Company had a strong financial position for the quarter ending March 31, 2008, and was therefore able to continue the regional exploration program described above.

Item 3.

Quantitative  and Qualitative Disclosures About Market Risk

There are no financial instruments that are sensitive to changes in interest rates or exposed to foreign currency exchange gains/losses.

Item 4T.

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

ITEM II. – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of Company securities during the three months ended March 31, 2008.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders

On January 25, 2008, the shareholders approved the merger of Thunder Mountain Gold, Inc. (Idaho) with Thunder Mountain Gold, Inc. (Nevada), previously incorporated on December 10, 2007, in the State in Nevada. The terms of the merger were such that the Nevada Corporation was the surviving entity.  Of the 11,129,327 shares as of December 21, 2007, the date of record, a total of 6,580,350 shares were represented at the meeting.  A total of 6,564,825 (58.96%) approved of the merger, 16,425 (0.15%) voted against the merger, and 7,600 (0.07%) abstained.  This exceeded the required 50% + shareholder approval for passage.

Item 5.

Other Information

The Company’s Form 8-K dated January 29, 2008 is incorporated herein by reference.

Item 6.

Exhibits

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Collord

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

32.1-** Certification required by Rule 13a-14(a)  or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Collord

32.2-** Certification required by Rule 13a-14(a)  or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

**As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

    /s/ E. James Collord

By __________________________________

E.  James Collord

President, Director and Chief Executive Officer

Date:  May 14, 2008

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

       /s/ Eric T. Jones

By  ____________________________________

Eric T. Jones

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  May 14, 2008

13