Form 10-Q
period 2008-06-30
THUNDER MOUNTAIN GOLD INC
filed 2008-08-14
CIK 711034

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number:  001-08429

THUNDER MOUNTAIN GOLD, INC.

(Exact name of Registrant as specified in its charter)

Nevada	91-1031075
(State or other jurisdiction of	(IRS identification No.)
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑   No

Number of shares of issuer’s common stock outstanding at June 30, 2008:    11,989,580

SEC 2334 (9-05)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Balance Sheets, June 30, 2008 and December 31, 2007	3

Consolidated Statements of Operations for the six month period ended June 30, 2008 and 2007 and
from the date of inception on March 26, 1959 through June 30, 2008	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and
from the date of inception on March 26, 1959 through June 30, 2008	5

Notes to Financial Statements	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3: Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T: Controls and Procedures	14

PART II – OTHER INFORMATION
Item 1: Legal Proceedings	14

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 5. Other Information	14

Item 6: Exhibits	15

Signatures	16

 Item 1.   Financial Statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
	(unaudited)
	June 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$ 400,071	$ 499.777
Prepaid expenses and other assets	42,650	2,987
Federal and state income tax refunds receivable	194,581	194,581
Total current assets	637,302	697,345

Investments
Non-current	1,565	1,565
	1,565	1,565
Property, plant, equipment, and mining claims:
South Mountain Mines property	357,497	357,497
Equipment, net of accumulated depreciation	68,335	52,197
Total property, plant, equipment and mining claims	425,832	409,694

Other assets:

Total assets	$ 1,064,699	$ 1,108,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 17,256	$ 15,358
Stock subscriptions payable	300,000	-
Total current liabilities	317,256	15,358

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.05 par value, 12,000,000 shares authorized;
0 and 11,929,580 issued and outstanding, respectively	-	596,479
Common stock; $0.001 par value; 200,000,000 shares
authorized; 11,989,580 shares issued and outstanding	11,990	-
Additional paid-in capital	1,037,067	422,728
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated other comprehensive income	485	485
Deficit accumulated prior to 1991	(212,793)	(212,793)
Retained earnings (deficit) during the exploration stage	(65,106)	310,547
Total stockholders’ equity	747,443	1,093,246
Total liabilities and stockholders' equity	$ 1,064,699	$ 1,108,604

The accompanying notes are an integral part of these financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					During Exploration Stage
					1991
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
Revenue:
Royalties, net	$ -	$ -	$ -	$ -	$ 328,500
Total revenue	-	-	-	-	328,500

Expenses:
Exploration expense	17,593	13,502	48,424	33,304	727,636
Legal and accounting	35,736	30,187	62,123	63,137	414,391
Management and administrative	158,479	73,502	256,214	103,644	997,551
Directors' fees and Professional services	-	11,250	2,646	22,500	631,691
Depreciation	5,181	3,308	9,538	6,615	79,508
Total expenses	216,989	131,749	378,945	229,200	2,850,777

Other income (expense):
Gain on sale of property & mining claims	-	-	-	-	2,576,112
Interest and dividend income	1,285	8,272	3,292	16,482	278,936
Interest expense	-	-	-	-	(27,706)
Gain on sale of securities	-	-	-	-	166,116
Adjustments for impairments of investments	-	-	-	-	(51,255)
Total other income (expense)	1,285	8,272	3,292	16,482	2,942,203
Net income (loss) before income taxes	$ (215,704)	$ (123,477)	$ (375,653)	$ (212,718)	$ 419,926
(Provision) Benefit for income taxes		49,978		86,121	(211,337)
Net income (loss)	(215,704)	(73,499)	(375,653)	(126,597)	208,589
Treasury stock cancelled	-	-	-	-	(273,695)
Deficit accumulated during exploration stage					65,106
Other comprehensive income, net of tax	-	-	-	-	485
Comprehensive income (loss)	$ (215,704)	$ (73,499)	$ (375,653)	$ (126,597)	$ (64,621)

Net loss per common share	$ 0.02	$ 0.01	$ 0.03	$ 0.01

Weighted average common
shares outstanding-basic	11,968,547	11,057,627	11,942,935	10,128,345

The accompanying notes are an integral part of these financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Statements of Cash Flows (unaudited)
			During Exploration Stage
			1991
	Six Months Ended		Through
	June 30,		June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$ (375,653)	$ (126,597)	$ 208,788
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	9,538	6,615	79,310
Common stock, warrants, and options issued
for services	18,000	-	134,154
Amortization of directors’ fees prepaid
with common stock	-	22,500	53,400
Gain on sale of mining claims	-	-	(2,576,112)
Gain on sale of other assets	-	-	(160,441)
Impairment loss on securities	-	-	51,255

Change in:
Prepaid expenses	(39,663)	(598)	(42,651)
Federal and state income tax refunds receivable	-	(86,151)	(194,581)
Accounts payable	1,898	5,849	2,688
Receivables	-	-	124,955
Net cash used - operating activities	(385,880)	(178,382)	(2,319,235)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	(50,000)	(357,497)
Purchase of equipment	(13,826)	(29,488)	(168,578)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash used - investing activities	(13,826)	(79,488)	2,387,462

Cash flows from financing activities:
Proceeds from stock subscription	300,000	-	300,000
Proceeds from sale of common stock	-	125,000	185,000
Proceeds from exercise of stock options	-	-	57,800
Acquisition of treasury stock		-	(376,755)
Borrowing on related party note payable		-	241,500
Payments on related party note payable		-	(241,500)
Borrowing on line-of-credit		-	188,821
Repayments on line-of-credit		-	(188,821)
Net cash used - investing activities	300,000	125,000	166,045

Net increase (decrease) in cash and cash equivalents	(99,706)	(132,870)	234,272

Cash and cash equivalents, beginning of period	499,777	1,054,927	165,799
Cash and cash equivalents, end of period	$ 400,071	$ 922,057	$ 400,071

The accompanying notes are an integral part of these financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Statements of Cash Flows Continued (unaudited)
During Exploration Stage
1991
	Six Months Ended		Through
	June 30,		June 30,
	2008	2007	2008

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:

Stock issued to acquire equipment from related party	$ 11,850	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Stock issued for prepaid directors fees	$ -	$ 45,000	$ 53,400

The accompanying notes are an integral part of these financial statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month or six-month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  For the periods ended June 30, 2008 and 2007, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.  Accordingly, only basic EPS is presented.  At June 30, 2008, the Company had 155,000 stock options and 100,000 warrants outstanding, that if exercised would be dilutive in a future period if the Company reports net income.

2.

Description of Business

Thunder Mountain Gold, Inc. (“Thunder Mountain” or “The Company”) was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc.  In April 1978, the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders and changed its name to Thunder Mountain Gold, Inc., with the primary goal to further develop their holdings in the Thunder Mountain Mining District, Valley County, Idaho.  Thunder Mountain Gold, Inc. takes its name from the Thunder Mountain Mining District in Valley County, Idaho, where its principal lode mining claims were located.  In recent years the Company’s activities have been restricted to maintaining its property position and exploration activities.  During 2005, the Company sold its holdings in Idaho, and continued its exploration activities.  During 2007, the Company acquired the South Mountain Mines property in Southern Idaho.

3.

New Accounting Pronouncements

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements”, for our financial assets and financial liabilities without a material effect on our results of operations and financial position.  The effective date of SFAS No. 157 for non-financial assets and non-financial liabilities has been deferred by FSP 157-2 to fiscal years beginning after November 15, 2008, and we do not anticipate the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities to have a material impact on our results of operations and financial position.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

New Accounting Pronouncements, Continued

SFAS No. 157 expands disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

The fair value measurement;

a.

The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

b.

For fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

1.

Total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings (or changes in net assets), and a description of where those gains or losses included in earnings (or changes in net assets) are reported in the statement of operations;

2.

The amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

3.

Purchases, sales, issuances, and settlements (net); and

4.

Transfers in and/or out of Level 3.

At June 30, 2008, the Company has no financial assets or liabilities that are measured at fair value on a recurring basis.

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

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements”, which is effective for fiscal years beginning after December 15, 2008.  The Company is in the process of reviewing and evaluating SFAS 160, but does not believe that its adoption will have a material effect on the financial statements.

On March 19, 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires disclosures of the fair value of derivative instruments and their gains and losses in a tabular format, provides for enhanced disclosure of an entity’s liquidity by requiring disclosure of derivative features that are credit-risk related, and requires cross-referencing within footnotes to enable financial statement users to locate information about derivative instruments.  This statement is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company is in the process of reviewing and evaluating SFAS 161, but does not believe that its adoption will have a material effect on the financial statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

New Accounting Pronouncements, Continued

In December 2007, the FASB issued SFAS 141(R) “Business Combinations”, which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is in the process of reviewing and evaluating SFAS 141(R), but does not believe that its adoption will have a material effect on the financial statements.

4.

Income Taxes

The tax net operating loss for 2007 was carried back to 2005 and resulted in a current asset of income tax refunds receivable at December 31, 2007 and June 30, 2008 of $194,581.

5.

Private Placement

On May 1, 2008, Thunder Mountain Gold, Inc. initiated a private offering of securities solely to accredited investors. The completed offering consisted of 2,775,000 Units priced at $0.20 each. Each Unit consisted of a share of common stock, $0.001 par value, and a warrant to purchase common stock for $0.40 per share. The offering was oversold by 11% of the planned offering of 2,500,000 Units. During the quarter ended June 30, 2008, the Company received subscriptions totaling $300,000 for this private placement.

Subsequent to the close of the June 2008 quarter, the offering closed on July 18, 2008. As a result of completion of the offering, on the closing date a total of 2,775,000 shares of common stock, $0.001 par value, and warrants to acquire 2,775,000 shares of common stock were issued to the purchasers. There were no registration rights granted in connection with the offering. Pennaluna and Company of Coeur d’Alene, Idaho, acted as the placement agent for approximately 60% of the funds raised in the Private Placement and was paid a commission of $33,000. The total amount raised before expenses was $550,000. No other commissions were paid, and total of $400 in registration fees paid to the states of Idaho, California and Washington.

6.

Stockholders’ Equity

On January 25, 2008, the Company changed the state of incorporation from Idaho to Nevada, changed the par value of common stock from $0.05 to $0.001 and increased the authorized shares to 200,000,000.  The Company also authorized 5,000,000 shares of preferred stock with a par value of $0.0001.  No preferred shares have been issued.

On April 2, 2008, the Company issued 100,000 5-year warrants to an investor relations firm.  These warrants vested upon issuance and have an exercise price of $0.05 per share of Company common stock, which will in turn have a 3-year trading restriction upon their issuance.  The price of the Company’s common stock was $0.23 per share on the date of issue of the warrants.  The fair value of the warrants was estimated at the date of grant using a Black-Scholes pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small business issuers traded on micro-cap stock exchanges.  The fair value of the warrants was estimated on the grant date using the following weighted average assumptions:

Risk-free interest rate	1.56%
Expected dividend yield	--
Expected term	5 years
Expected volatility	30.9%

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

Stockholder’s Equity, Continued

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.  The expected term of warrants granted is from the date of the grant.  The expected volatility is based on historical volatility.  An expense of $18,000 was recognized in Management and administrative expenses as a result of issuing these warrants.

7.

Related Party Transactions

On April 1, 2008, the Board approved, for business use in the field, the purchase of a 4-wheel drive personal vehicle from the Chairman of the Board for a total purchase price of $21,850, consisting of $10,000 in cash and 60,000 shares of the Company’s common stock, valued at $11,850 ($0.1975 per share) for a total purchase price of $21,850, which approximates fair value of the vehicle at the time of purchase.

Item 2.    Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS:  The following discussion may contain forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following: inability to locate property with mineralization, lack of financing for exploration efforts, competition to acquire mining properties; risks inherent in the mining industry, and risk factors that are listed in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2008.  The following statements may be forward- looking in nature and actual results may differ materially.

Plan of Operation:

For purposes of this discussion, the Company is structured as follows: The Company owns 100% of the outstanding stock of Thunder Mountain Resources, Inc., a Nevada Corporation. Thunder Mountain Resources, Inc. owns 100% of the outstanding stock of South Mountain Mines, Inc., an Idaho Corporation. South Mountain Mines, Inc. owns the South Mountain Project.

1.

Thunder Mountain Resources, Inc./South Mountain Mines, Inc. - South Mountain Project, Owhyee County, Idaho

Kleinfelder West, Inc. Report

On May 14, 2008, Kleinfelder West, Inc., a nationwide engineering and consulting firm, completed their technical report “Resources Data Evaluation, South Mountain Property, South Mountain Mining District, Owhyee County, Idaho”. The technical report was commissioned by Thunder Mountain Resources to evaluate all the existing data available on the South Mountain property.  Kleinfelder utilized a panel modeling method using this data to determine potential mineralized material remaining and to make a comparison with the resource determined by South Mountain Mines in the mid-1980s.  Additional drilling and sampling will be necessary before the resource can be classified as a mineable reserve, but Kleinfelder West’s calculations provided a resource number that is consistent with South Mountain Mines’ (Bowes 1985) reserve model.  Kleinfelder estimated an indicated resource of 629,979 tons containing 12,197,500 silver equivalent ounces (i.e. the value of all contained zinc, silver, copper, lead and gold converted to silver ounce equivalent).  This is consistent with South Mountain Mines’ (Bowes 1985) reserve model of 469,890 tons containing approximately 12,948,460 silver equivalent ounces.  The panel model utilized by Kleinfelder also measured additional inferred resources of 850,000 tons containing an estimated 6,340,800 silver equivalent ounces, for a total Kleinfelder West’s resource of 1,422,000 tons containing an estimated 18,538,400 silver equivalent ounces.

In order to target the surface drill holes, the detailed mine model was refined using a sophisticated mine modeling program.  Two of the best mineralized ore shoots, the DMEA 2 and Texas, were modeled and targets determined for intersection of the projected zones approximately 300 to 400 feet below the Sonneman Tunnel level, the lowest level that these favorable ore shoots were mined during the 1940s and 1950s.

A contract was signed with REI Drilling of Salt Lake City, Utah to provide a core drill that is capable of drilling these targets. Their drill will also have the capability of directional drilling so that these zones can be tested at multiple zones from the same hole.  Additionally, this type of drill can also be utilized for underground drilling once the Sonneman tunnel has been opened and targets selected.  The initial contract is for 3,500 feet of drilling from three surface locations. The drill is expected to mobilize and commence drilling in mid- to late-August, 2008.   All drill sites are located on private land and required very minor construction for access to the specific locations.

A detailed land survey was initiated at South Mountain once the ground conditions allowed.  Timberline Surveying of Nampa, Idaho was used to re-establish and verify South Mountain Mines’ grid network, survey some of the critical patented claim boundaries and to place surface drillhole locations.

Thunder Mountain Resources, Inc. commenced negotiating with a number of owners of private land parcels (surface and mineral estate) adjacent to their patented claims.  An agreement was signed on June 20, 2008 with one of the landowners wherein the Company can explore and develop mineral resources, if discovered, on the owner’s approximate 113-acre parcel.

Initial work on re-establishing the Sonneman Portal commenced late in the period using a large track-mounted backhoe.  Highly fractured limestone-marble was encountered, so more work than was initially planned will be required.  Access was gained to the underground workings and the first part of the tunnel past the portal appeared to be in excellent shape.  The complete rebuild to the portal is anticipated to be completed by late August.

Baseline water quality sampling continued during the period.  Water quality samples were collected and analyzed from the three points along Williams Creek (above the mine, at the toe of the waste rock dump, and downstream at the private property line).  Samples will be collected several times per year in order to develop the background water quality database for the project.

2.

Thunder Mountain Resources, Inc.

No additional work during the reporting period was done on Thunder Mountain Resources claims on the Trout Creek Claim Group, Lander County, Nevada.  Land work was completed on the revised claim package with filing and fees paid to the Bureau of Land Management and Lander County, Nevada.

3.

Thunder Mountain Gold, Inc.

Regional grassroots field work conducted by the Company during the period consisted of evaluating submittals and geologic targets in and around the Pioche Mining District and in the Clan Alpine Range, both in Nevada, and a gold-bearing sulfide lode in the Coastal Range of Oregon.  Targets based on favorable trends associated with South Mountain were evaluated in Nevada and Oregon.  Once the analytical results have been received and analyzed from a number of the submittals and targets, property positions may be obtained through staking or agreement with existing claim owners.

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

As of the end of the second quarter of 2008, the Company had working capital of approximately $320,046 and maintained its liquid assets in a Merrill Lynch tax-exempt cash management fund and in a Wells Fargo Bank account.  This amount includes an anticipated federal and state tax refund receivable of $194,581.  The Company’s cash and cash equivalents balance at June 30, 2008 of $400,074 are considered adequate to meet its current and near-term corporate obligations.

At the end of the reporting quarter, the Company had no outstanding liabilities other than accounts payable of approximately $17,256 for normal trade activities and stock subscriptions payable of $300,000.

The Company initiated a private offering of securities in May 2008. The offering closed on July 18, 2008, subsequent to the close of the June 30, 2008 quarter.   During the quarter then ended, the Company received cash for subscriptions totaling $300,000. A total of $555,000 was raised by way of this private placement, which was made solely to accredited investors. The placement consisted of 2,775,000 Units priced at $0.20 each. Each Unit consisted of a share of common stock, plus a warrant to acquire an additional share common stock for $0.40 per share. As a result of the offering, a total of 2,775,000 shares of common stock, plus warrants to purchase up to an additional 2,775,000 shares of common stock, were issued to the investors. There were no registration rights granted in connection with the offering. Pennaluna and Company, Coeur d’Alene, Idaho acted as the placement agent and was paid a commission of $33,000.

Capital Resources:

The Company owns outright the South Mountain Mine property in Owyhee County, Idaho that consists of 17 patented mining claims totaling approximately 326 acres. For financial reporting purposes, Management values the property at $357,497.

The Company owns outright three 4-wheel drive vehicles that are used for exploration and project work, as well as miscellaneous field equipment and office furniture. It also leases office space in Garden City, Idaho.

Results of Operations:

The Company had no production from operations or any revenue derived from operations during the second quarter 2008.

The Company had a strong financial position for the quarter ending June 30, 2008, and was therefore able to continue the regional exploration program described above.

Related Party Transactions:

On April 1, 2008, the Board approved, for business use in the field, the purchase of a 4-wheel drive personal vehicle from the Chairman of the Board for a total purchase price of $21,850, consisting of $10,000 in cash and 60,000 shares of the Company’s common stock, valued at $11,850 ($0.1975 per share) for a total purchase price of $21,850, which approximates fair value of the vehicle at the time of purchase.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following sales of Company securities were authorized or occurred during the three months ended June 30, 2008:

On April 1, 2008, the Company issued 60,000 shares of common stock at a price of $0.1975 per share to a related party as partial compensation for the purchase of a business vehicle, as described above in Related Party Transactions.

On May 1, 2008, Thunder Mountain Gold, Inc. initiated a private offering of securities solely to accredited investors. The completed offering consisted of 2,775,000 Units priced at $0.20 each. Each Unit consisted of a share of common stock, $0.001 par value, and a warrant to purchase common stock for $0.40 per share. The offering was oversold by 11% of the planned offering of 2,500,000 Units. During the quarter ended June 30, 2008, the Company received subscriptions totaling $300,000 for this private placement.

Subsequent to the close of the June 2008 quarter, the offering closed on July 18, 2008. As a result of completion of the offering, a total of 2,775,000 shares of common stock, $0.001 par value, and warrants to acquire 2,775,000 shares of common stock were issued to the purchasers. There were no registration rights granted in connection with the offering. Pennaluna and Company, of Coeur d’Alene, Idaho, acted as the placement agent for approximately 60% of the funds raised in the Private Placement and was paid a commission of $33,000. The total amount raised before expenses was $550,000. No other commissions were paid, and total of $400 in registration fees paid to the states of Idaho, California and Washington.

Item 5.    Other Information.

Form 8-K dated January 29, 2008, is incorporated herein by reference.

Item 6.    Exhibits

(a) Exhibits:

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

President and Chief Executive Officer

Date:  August 14, 2008

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

       /s/ Eric T. Jones

By  ____________________________________

Eric T. Jones

Secretary/Treasurer and Chief Financial Accounting Officer

Date:  August 14, 2008