Form 10-Q
period 2008-09-30
THUNDER MOUNTAIN GOLD INC
filed 2008-11-14
CIK 711034

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number:  001-08429

THUNDER MOUNTAIN GOLD, INC.

(Exact name of Registrant as specified in its charter)

Nevada	91-1031075
(State or other jurisdiction of	(IRS identification No.)
incorporation or organization)

1239 Parkview Drive
Elko, Nevada 89801
(775) 738-9826

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the Registrant is  ☐  a large accelerated filer, ☐  an accelerated file, ☐ a non-accelerated filer, or  ☒  a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at November 14, 2008:    14,752,880

SEC 2334 (9-05)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Balance Sheets, September 30, 2008 and December 31, 2007	3

Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2008 and 2007 and for the exploration stage from 1991 through September 30, 2008	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and
for the exploration stage from 1991 through September 30, 2008	5

Notes to Financial Statements	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3: Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T: Controls and Procedures	14

PART II – OTHER INFORMATION
Item 1: Legal Proceedings	16

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 5. Other Information	16

Item 6: Exhibits	16

Signatures	17

 Item 1.   Financial Statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
	(unaudited)
	September 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$ 598,561	$ 499.777
Prepaid expenses and other assets	38,757	2,987
Federal and state income tax refunds receivable		194,581
Total current assets	637,318	697,345

Investments	1,565	1,565

Property, plant, equipment, and mining claims:
South Mountain Mines property	357,496	357,497
Equipment, net of accumulated depreciation	63,093	52,197
Total property, plant, equipment and mining claims	420,589	409,694

Total assets	$ 1,059,472	$ 1,108,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 90,167	$ 15,358
Total current liabilities	90,167	15,358

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.05 par value, 12,000,000 shares authorized;
0 and 11,929,580 issued and outstanding, respectively	-	596,479
Common stock; $0.001 par value; 200,000,000 shares
authorized; 14,752,880 and 0 issued and outstanding, respectively	14,753	-
Additional paid-in capital	1,558,504	422,728
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated other comprehensive income	485	485
Deficit accumulated prior to 1991	(212,793)	(212,793)
Retained earnings (deficit) during the exploration stage	(367,444)	310,547
Total stockholders’ equity	969,305	1,093,246
Total liabilities and stockholders' equity	$ 1,059,472	$ 1,108,604

The accompanying notes are an integral part of these financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

					During Exploration Stage
					1991
	Three Months Ended		Nine Months Ended September 30,		Through
	September 30,				September 30,
	2008	2007	2008	2007	2008
Revenue:
Royalties, net	$ -	$ -	$ -	$ -	$ 328,500
Total revenue	-	-	-	-	328,500

Expenses:
Exploration expense	161,450	32,513	209,874	65,817	889,086
Legal and accounting	56,783	10,948	118,906	74,085	471,173
Management and administrative	81,704	74,841	337,918	178,485	1,079,255
Directors' fees and Professional services	-	15,450	2,646	37,950	631,691
Depreciation (and depletion)	5,241	3,475	14,779	10,090	84,750
Total expenses	305,178	137,227	684,123	366,427	3,155,955

Other income (expense):
Gain on sale of property & mining claims	-	-	-	-	2,576,112
Interest and dividend income	2,841	6,508	6,133	22,990	281,776
Interest expense	-	-	-	-	(27,706)
Gain on sale of securities	-	-	-	-	166,116
Adjustments for impairments of investments	-	-	-	-	(51,255)
Total other income (expense)	2,841	6,508	6,133	22,990	2,945,043

Net income (loss) before income taxes	$ (302,337)	$ (130,719)	$ (677,990)	$ (343,437)	$ 117,588
(Provision) Benefit for income taxes		52,941		139,062	(211,337)
Net loss	(302,337)	(77,778)	(677,990)	(204,375)	(93,749)
Treasury stock cancelled	-	-	-	-	(273,695)
Deficit accumulated during exploration stage					(367,444)
Other comprehensive income, net of tax	-	-	-	-	485
Comprehensive income (loss)	$ (302,337)	$ (77,778)	$ (677,990)	$ (204,375)	$ (366,959)

Net loss per common share	$ (0.02)	$ (0.01)	$ (0.05)	$ (0.02)

Weighted average common
shares outstanding-basic	13,577,107	11,105,236	13,431,811	10,457,554

The accompanying notes are an integral part of these financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (unaudited)
			During Exploration Stage
			1991
	Nine Months Ended		Through
	September 30,		September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$ (677,990)	$ (204,375)	$ (93,749)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	14,779	10,090	84,750
Common stock, warrants, and options issued
for services	20,200	2,800	136,354
Amortization of directors’ fees prepaid
with common stock	-	35,150	53,400
Gain on sale of mining claims	-	-	(2,576,112)
Gain on sale of other assets	-	-	(160,441)
Impairment loss on securities	-	-	51,255

Change in:
Prepaid expenses	(35,770)	(2,285)	(38,757)
Federal and state income tax refunds receivable	194,581	(49,066)	-
Accounts payable	74,810	28,672	75,600
Receivables	-	-	124,955
Net cash used in operating activities	(409,390)	(179,014)	(2,342,745)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	(332,931)	(357,497)
Purchase of equipment	(13,826)	(32,628)	(168,578)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash (used in) provided by investing activities	(13,826)	(365,559)	2,387,462

Cash flows from financing activities:
Proceeds from sale of common stock, net	522,000	125,000	707,000
Proceeds from exercise of stock options	-	-	57,800
Acquisition of treasury stock		-	(376,755)
Borrowing on related party note payable		-	241,500
Payments on related party note payable		-	(241,500)
Borrowing on line-of-credit		-	188,821
Repayments on line-of-credit		-	(188,821)
Net cash provided by financing activities	522,000	125,000	388,045

Net increase (decrease) in cash and cash equivalents	98,784	(419,573)	432,762

Cash and cash equivalents, beginning of period	499,777	1,054,927	165,799
Cash and cash equivalents, end of period	$ 598,561	$ 635,354	$ 598,561

The accompanying notes are an integral part of these financial statements.

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Statements of Cash Flows Continued (unaudited)
During Exploration Stage
1991
	Nine Months Ended		Through
	September 30,		September 30,
	2008	2007	2008

(Supplemental disclosures of cash flow information)

Non-cash investing and financing activities:

Stock issued to acquire equipment from related party	$ 11,850	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Stock issued for directors’ and consultants’ fees	$ -	$ 50,600	$ 53,400

The accompanying notes are an integral part of these financial statements.

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month or nine-month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  For the periods ended September 30, 2008 and 2007, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.  Accordingly, only basic EPS is presented.  At September 30, 2008, the Company had 155,000 stock options and 2,875,000 warrants outstanding and a commitment to issue 10,000 additional warrants, that if exercised would be dilutive in a future period if the Company reports net income.

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

3.

Purchases, sales, issuances, and settlements (net); and

4.

Transfers in and/or out of Level 3.

At September 30, 2008, the Company has no financial assets or liabilities that are measured at fair value on a recurring basis.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“GAAP”) which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP in the United States. The Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The adoption of SFAS No. 162 is not expected to have a material impact on our financial statements.

4.  Income Taxes

The tax net operating loss for 2007 was carried back to 2005 and resulted in a current asset of income tax refunds receivable at December 31, 2007 of $194,581.  The tax refunds were received during the quarter ended September 30, 2008.

5.  Private Placement

On May 1, 2008, Thunder Mountain Gold, Inc. initiated a private offering of securities solely to accredited investors. The completed offering consisted of 2,775,000 Units priced at $0.20 each. Each Unit consisted of a share of common stock, $0.001 par value, and a warrant to purchase common stock for $0.40 per share. The offering was oversold by 11% of the planned offering of 2,500,000 Units. During the quarter ended June 30, 2008, the Company received subscriptions totaling $300,000 for this private placement.  The offering closed on July 18, 2008. As a result of completion of the offering, on the closing date a total of 2,775,000 shares of common stock, $0.001 par value, and warrants to acquire 2,775,000 shares of common stock were issued to the purchasers. There were no registration rights granted in connection with the offering. Pennaluna and Company of Coeur d’Alene, Idaho, acted as the placement agent for approximately 60% of the funds raised in the Private Placement and was paid a commission of $33,000. The total amount raised before expenses was $555,000. No other commissions were paid, and a total of $400 in registration fees paid to the states of Idaho, California and Washington.

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

THUNDER MOUNTAIN GOLD, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Stockholder’s Equity, Continued

On August 20, 2008, the Company committed to issue 10,000 3-year warrants to a contractor in exchange for half of the fees for his professional service, with the issuance when made to be effective on that commitment date.  The warrants will have a grant date of August 20, 2008, will be vested upon issuance and will have an exercise price of $0.05 per share of Company common stock, which will in turn have a 3-year trading restriction after exercise and issuance.  The price of the Company’s common stock was $0.25 per share on the grant date of the warrants.

The fair value of both warrant issues was estimated at the dates of grant using a Black-Scholes pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small business issuers traded on micro-cap stock exchanges.  The fair value of the warrants was estimated on the grant date using the following weighted average assumptions:

	5-year options	3-years options
Risk-free interest rate	1.56%	2.16%
Expected dividend yield	--	--
Expected term	5 years	3 years
Expected volatility	30.9%	98.4%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.  The expected term of warrants granted is from the date of the grant.  The expected volatility is based on historical volatility.  An expense of $18,000 was recognized in the quarter ended June 30, 2008, in Management and administrative expenses as a result of issuing the 5-year warrants. Exploration expense of $2,200 was recognized in the quarter ended September 30, 2008, as a result of issuing the 3-year warrants.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS:  The following discussion may contain forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following: inability to locate property with mineralization, lack of financing for exploration efforts, competition to acquire mining properties; risks inherent in the mining industry, and other risk factors that are listed in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Management's Discussion and Analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2008.  The following statements may be forward- looking in nature and actual results may differ materially.

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

1.

Thunder Mountain Resources, Inc./South Mountain Mines, Inc. - South Mountain Project, Owhyee County, Idaho

REI Drilling of Salt Lake City, Utah mobilized a small core drill to South Mountain early in September.  The rig was placed on hole DMEA -2 that was located to test the down dip extension approximately 300 feet of the DMEA massive sulfide mineralized zone encountered by South Mountain Mines in the Sonneman Tunnel.  Based on the software mine model, the potential target was expected to be intercepted at 665 feet below the collar elevation, and the massive sulfide was intercepted at 657 feet.  Two distinct sulfide zones totaling 30 feet were encountered in an overall altered and mineralized intercept of approximately 73 feet.  The samples over the entire intercept were detail sampled over the entire 73 feet resulting in a total of 34 discrete sample intervals ranging from 0.5 to 3.7 feet.  The samples were cut at the Company’s office in Boise, Idaho and Company personnel delivered the samples to ALS Chemex preparation lab in Elko, Nevada.  The sample assay results for the core were received and are reported below.  The assay results showed two distinct zones of strong mineralization:

Interval Weighted Average	Gold Fire Assay (ounce per ton)	Silver Fire Assay (ounce per ton)	Zinc (%)	Copper ( %)	Lead ( %)
657 - 669.5 (12.5 feet)	0.066	1.46	7.76	0.276	0.306
687 – 704.5 (17.5 feet)	0.129	1.89	2.18	0.183	0.152

The alteration and mineralization in the intercept is similar in character to that mined on the Sonneman and Laxey underground levels. The target for the DEMA-2 drill hole was the down-rake extension of this mineralization approximately 280 to 300 feet below the DMEA 2 sulfide zone Sonneman level. A bulk sample from the Sonneman in the 1980s by South Mountain Mines, Inc. had values of 22.87% zinc, 0.50% copper, 0.47 lead, 0.12 ounce per ton (opt) gold and 3.3 opt silver.  The DMEA 2 zone on the Sonneman Level was extensively drilled by South Mountain Mines and a zone of massive sulfide approximately 75 feet by 50 feet was defined.

Drillhole DMEA-2 was completed to a depth of 863 feet, well below the carbonate unit that hosts the significant sulfide mineralization.  The hole was extended to ensure that the complete target geology had been tested.

The drill was then moved to the second site that was placed to test the down-dip extension of the favorable Texas sulfide zone that has been mined from the surface to the Laxey Tunnel level, a dip distance of approximately 400 feet.  The sulfide zone was also encountered in the Sonneman Tunnel situated some 300 feet below the Sonneman.  The second drillhole, TX-1, is designed to test the Texas Ore Shoot approximately 300 feet down dip of the Sonneman Level.  As of October 30, 2008, the hole was in progress, and had obtained a depth of approximately 1,000 feet.  Based on the mine software model of the ore shoot, the target is projected to be encountered between 1,100 and 1,200 feet, unless it has been complicated by faulting.

During the reporting period, the portal work on the Sonneman Tunnel was completed.  This required extensive excavation of caved material and the placement of concrete box culverts over 25 feet and a 20-foot steel box at the portal.  Once these had been placed, they were backfilled and the portal site reclaimed. In addition to the portal site, contractors cleaned out the tunnel and re-timbered in a few locations where intrusive dikes had resulted in some caved areas.  Clean up work was also done in the Laxey Tunnel.  With the exception of a significant cave at a dike in front of the Texas ore shoot in the Sonneman Tunnel, the underground workings are accessible and safe.

The Company had previously reached agreement with one of the landowners on June 20, 2008 wherein the Company can explore and develop mineral resources, if discovered, on the owner’s approximate 113-acre parcel.   On November 3, 2008, subsequent to the end of the reported quarter, the Company entered into an agreement with the owners of a second parcel of private ranch land totaling an additional 376 acres.  The land consists of both surface and mineral rights, and is prospective exploration land adjacent to its South Mountain property.  The Company now controls approximately 815 acres of private land and mineral rights plus 21 unpatented mining claims totaling approximately 420 acres, bringing the total land holdings to approximately 1,235 acres.  The two leases are different in nature, but both call for a 3% royalty should economic mineralization be defined on the parcels.  Annual payments for the first six years amount to $20 per acre and are due on the anniversary date of the respective agreements.

A detailed land survey was completed at South Mountain by Timberline Surveying of Nampa, Idaho. The land survey was used to re-establish and verify South Mountain Mines’ grid network, survey some of the critical patented claim boundaries, place surface drillhole locations and re-establish the original surveys on the leased private land parcels pursuant to the agreement with the landowners.

Water rights applications for South Mountain were filed with the state engineer during the period.  Givens Pursley of Boise, Idaho drafted the applications and filed the applications.

2.

Thunder Mountain Resources, Inc.

No additional fieldwork was completed on the TC Claim group in Lander County, Nevada during the period.  Preliminary discussions were held with major mining companies in the area regarding the claim group and our geologic ideas for the area.

3.

Thunder Mountain Gold, Inc.

Minor regional grassroots field work was conducted by the Company during the period that consisted of evaluating a submittal for a silver prospect with historic production located along the east side of the White Mountains in eastern California.  The sample results were not sufficiently interesting to prompt additional work on the prospect.

A detailed 163 sample soil grid was completed on the Company’s Clover Mountain claim block out of Grandview, Idaho.  The analytical results were sufficiently positive that follow up closer-spaced soil samples are planned as well as detailed rock chip samples and mapping will be done.

Financial Condition and Liquidity:

The Company has not generated any revenues from its exploration activities and no revenues are anticipated unless and until economically viable mineralized material is defined on our properties.

As of the end of the third quarter of 2008, the Company had working capital of $547,151 and maintained its liquid assets in a Merrill Lynch tax-exempt cash management fund and in a Wells Fargo Bank account.  The Company’s cash and cash equivalents balance at September 30, 2008 of $598,561 are considered adequate to meet its current and near-term corporate obligations.

For the nine months ended September 30, 2008, the Company used $409,390 in operating activities, the majority of which was for exploration, legal and accounting and management and administration expenses, offset by cash provided by a decrease in income tax receivable and an increase in accounts payable. At the end of the reporting quarter, the Company had no outstanding liabilities other than accounts payable of approximately $90,167 for normal trade activities.

Cash used in investing activities totaled $13,826 for acquisition of equipment.  The Company also acquired an additional $11,850 in rolling stock equipment from a related party by issuing shares.

Cash from financing activities were provided by a private offering of securities which closed on July 18, 2008. Net proceeds of $522,000 were raised in this private placement, which was made solely to accredited investors. The placement consisted of 2,775,000 Units priced at $0.20 each. Each Unit consisted of a share of common stock, plus a warrant to acquire an additional share common stock for $0.40 per share. As a result of the offering, a total of 2,775,000 shares of common stock, plus warrants to purchase up to an additional 2,775,000 shares of common stock, were issued to the investors. There were no registration rights granted in connection with the offering. Pennaluna and Company of Coeur d’Alene, Idaho acted as the placement agent and was paid a commission of $33,000.

Capital Resources:

The Company owns outright the South Mountain Mine property in Owyhee County, Idaho that consists of 17 patented mining claims totaling approximately 326 acres. For financial reporting purposes, Management values the property at $357,497.

On November 3, 2008, subsequent to the end of the reported quarter, the Company entered into leases on two parcels of private ranch land totaling approximately 489 acres.  The land consists of both surface and mineral rights, and is prospective exploration land adjacent to its South Mountain property.  The Company now controls approximately 815 acres of private land and mineral rights plus 21 unpatented mining claims totaling approximately 420 acres, bringing the total to approximately 1,235 acres.

The Company owns outright three 4-wheel drive vehicles that are used for exploration and project work, as well as miscellaneous field equipment and office furniture. It also leases office space in Garden City, Idaho.

Results of Operations:

The Company had no production from operations or any revenue derived from operations during the third quarter 2008.

Management believes the Company was in a strong financial position for the quarter ending September 30, 2008; and therefore able to continue its Plan of Operation described above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following sales of Company securities were authorized or occurred during the three months ended September 30, 2008:

On May 1, 2008, Thunder Mountain Gold, Inc. initiated a private offering of securities solely to accredited investors. The completed offering consisted of 2,775,000 Units priced at $0.20 each. Each Unit consisted of a share of common stock, $0.001 par value, and a warrant to purchase common stock for $0.40 per share. The offering was oversold by 11% of the planned offering of 2,500,000 Units. During the quarter ended September 30, 2008, the Company received subscriptions totaling $300,000 for this private placement.

The offering was closed July 18, 2008. Net proceeds of $522,000 were raised in this private placement.  As a result of the offering, a total of 2,775,000 shares of common stock, $0.001 par value, and warrants to acquire 2,775,000 shares of common stock were issued to the purchasers. There were no registration rights granted in connection with the offering. Pennaluna and Company, of Coeur d’Alene, Idaho, acted as the placement agent and was paid a commission of $33,000. The total amount raised before expenses was $555,000. No other commissions were paid.

Item 5.  Other Information

Form 8-K dated September 2, 2008, is incorporated herein by reference.

Item 6.  Exhibits

(a)    Documents which are filed as a part of this report:

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

Date:  November 14, 2008

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

       /s/ Eric T. Jones

By  ____________________________________

Eric T. Jones

Secretary/Treasurer and Chief Financial Accounting Officer

Date:  November 14, 2008