Form 10-K
period 2008-12-31
THUNDER MOUNTAIN GOLD INC
filed 2009-04-15
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Thunder Mountain Gold, Inc.

(Exact Name of Registrant as specified in its charter)

Idaho	001-08429	91-1031075
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1239 Parkview Drive, Elko, Nevada	89801
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (775) 738-9826

Securities Registered pursuant to Section 12 (g) of the Act:       Common stock, Par Value $0.001

                                                                                                               (Title of each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

[  ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes [X]      No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]           No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,877,499 as of June 30, 2008, based on the reported last sales price of $0.24 per share of the Company’s common stock on the National Association of Securities Dealers OTCBB. For purposes of this computation, all executive officers, directors, and controlling shareholders were deemed affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  14,764,580 shares of common stock as of March 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Not Applicable

THUNDER MOUNTAIN GOLD, INC.

Form 10-K

December 31, 2008

PART I

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements.”  All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements.  Such forward-looking statements include discussion of such matters as:

The amount and nature of future capital, development and exploration expenditures;

The timing of exploration activities, and;

Business strategies and development of our Operational Plans.

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

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes thereto for the fiscal year ending December 31, 2008.  The following statements may be forward looking in nature and actual results may differ materially.

ITEM 1 - DESCRIPTION OF BUSINESS

Company History

The Company was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc. In April, 1978 controlling interest in the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders who then changed the corporate name to Thunder Mountain Gold, Inc. with the primary goal to further develop their holdings in the Thunder Mountain Mining District, Valley County, Idaho.  In August 1985, the Company's shareholders approved an increase in the authorized common stock, $0.05 par value, from 7,500,000 shares to 12,000,000 shares.

Change in Situs:

The Company has recently moved its situs from Idaho to Nevada. On December 10, 2007, articles of incorporation were filed with the Secretary of State in Nevada for Thunder Mountain Gold, Inc., a Nevada Corporation.  The Directors of Thunder Mountain Gold, Inc. (Nevada) were the same as for Thunder Mountain Gold, Inc. (Idaho).

On January 25, 2008, the shareholders approved the merger of Thunder Mountain Gold, Inc. (Idaho) with Thunder Mountain Gold, Inc. (Nevada), which was completed by a share for share exchange of common stock. The terms of the merger were such that the Nevada Corporation was the surviving entity.  The number of authorized shares for the Nevada Corporation is 200,000,000 shares of common stock and 5,000,000 shares of preferred stock.

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

There are numerous Federal and State laws and regulation related to environmental protection, which have direct application to mining and milling activities. The more significant of these laws deal with mined land reclamation and wastewater discharge from mines and milling operations. We do not believe that these laws and regulations as presently enacted will have a direct material adverse effect on our operations.

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

Reports to Security Holders

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC.  Electronically filed reports may be accessed at www.sec.gov.  Interested parties also may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330.

ITEM 1A.  RISK FACTORS

Our business, operations, and financial condition are subject to various risks. This is particularly true since we are in the business of conducting exploration for mineral properties that have the potential for discovery of economic mineral resources.  We urge you to consider the following risk factors in addition to the other information contained in, or incorporated by reference into, this Annual Report on Form 10-K:

We have no income and resources and we expect losses to continue for at least the next three years.

Our only continuing source of funds is through sales of equity positions received from investors, which may not be sufficient to sustain our operations.  Any additional funds required would have to come from the issuance of debt or the sale of our common stock.  There is no guarantee that funds would be available from either source.  If we are unsuccessful in raising additional funds, we will not be able to develop our properties and will be forced to liquidate assets.

The Company will likely need to raise additional capital to continue our operations, and if we fail to obtain the capital necessary to fund our operations, we will be unable to continue our exploration efforts and may have to cease operations.

At December 31, 2008, we had cash and cash equivalents of $203,133.  The Company is planning the raising of additional funds in 2009 to meet our current operating and capital requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For the year ended December 31, 2008 net cash used for operating activities was $785,319.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from a second public offering, a private placement or loans.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to perform an evaluation of our internal controls over financial reporting. In 2009 and future years we will be required to have our independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. We have prepared an internal plan of action for compliance with the requirements of Section 404, and have completed our effectiveness evaluation. We have reported two material weaknesses in our internal controls over financial reporting, and  we cannot guarantee that we will not have any material weaknesses as reported by our independent registered public accounting firm. Continuing compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If our independent registered public accounting firm cannot attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM  2 - DESCRIPTION OF PROPERTIES

The Company, including its subsidiaries, owns rights to claims and properties in the mining areas of Nevada, Idaho and Arizona.  None of the properties contain any known probable (indicated) or proven (measured) ore reserves under the definition of ore reserves that meet the definition of reserves as defined by SEC Industry Guide 7.

The Company owns 100% of the outstanding stock of Thunder Mountain Resources, Inc., a Nevada Corporation. Thunder Mountain Resources, Inc. owns 100% of the outstanding stock of South Mountain

Mines, Inc., an Idaho Corporation. South Mountain Mines, Inc. owns the South Mountain Project.  Thunder Mountain Resources, Inc. completed the direct purchase of 100% ownership of South Mountain Mines, Inc. on September 27, 2007.

Thunder Mountain Gold, Inc.

West Tonopah Claim Group, Esmeralda County, Nevada

Eight unpatented lode mining claims totaling approximately 160 acres in the Tonopah Mining district of Esmeralda County, Nevada were staked by the Company in 2007.  The claims are located on what has been interpreted to be the offset portion of the West End and Ohio veins along the south limb of the West End Rhyolite intrusive dome.  The target is projected to be 500 to 800 feet deep and could initially be tested by surface drilling.  The typical veins historically mined in this area are projected to be 10-20 feet thick, with ore shoots up to 50 feet thick.  Grades historically mined in the area were 15 to 20 ounces per ton (opt) silver and 0.15 to 0.20 opt gold.  There is approximately 3,000 feet of relatively unexplored strike length and the veins could extend to depths of 2,000 feet.

Clover Mountain Claim Group, Owyhee County, Idaho

In 2007 the Company staked the Clover Mountain claim group that consists of 40 unpatented lode mining claims totaling approximately 800 acres.  A geologic reconnaissance program in the fall of 2006 identified anomalous gold, silver, and other base metals in rock chips and soils at Clover Mountain.  Mineralization appears to be associated with stockwork veining in a granitic stock which has been intruded by northeast and northwest trending rhyolitic dikes.  The property is overlain by locally silicified rhyolitic tuff.

An expanded soil sampling program was completed at Clover Mountain in 2008 with an additional 215 soil samples collected.  That completed a soil grid spacing of 200 feet x 200 feet on the claim block.  Anomalous gold values in the soils ranged from a trace to 783 ppb (0.023 ounces per ton).

The 2008 soil sampling program identified two distinct areas of anomalous gold mineralization with values greater than 20 ppb.  The anomalies have a surface expression of approximately 1,000 feet x 400 feet and trend northeasterly parallel to observed structures and fracture sets.  A 2,500 foot base metal soil anomaly is observed trending northwest proximal to rhyolite and rhyodacitic dikes which intrude the granitic stock.

Thunder Mountain Resources, Inc.

Trout Creek Claim Group, Lander County, Nevada

The Trout Creek pediment exploration target is located in Lander County, Nevada in T.29N. R44E.  The property consists of 60 unpatented mining claims totaling approximately 1,200 acres that are located along the western flank of the Shoshone Range in the Eureka-Battle Mountain mineral trend.

The claims are located along a northwest structural tend which projects into the Battle Mountain mining district to the northwest and into the Goat Ridge window and the Gold Acres, Pipeline, and Cortez area to the southeast.  Northwest trending mineralized structures in the Battle Mountain mining district are characterized by elongated plutons, granodiorite porphyry dikes, magnetic lineaments, and regional alignment of mineralized areas.  The Trout Creek target is located at the intersection of this northwest trending mineral belt and north-south trending extensional structures.

The Trout Creek target staked by Thunder Mountain Resources, Inc. has been further refined by a magnetic anomaly outlined by personnel using a ground magnetometer during the summer of 2007.  The target is covered by alluvial fan deposits from the adjacent Shoshone Range.  The Shoshone Range is underlain by Paleozoic metasediments of both upper and lower plate rocks of the Roberts Mountains thrust.

Portland Claim Group, Mohave County, Arizona

During 2008, Thunder Mountain Resources, Inc. staked 19 unpatented mining claims totaling approximately 380 acres at the Portland property that is located approximately 30 miles northwest of Kingman, Arizona.  The identified gold exploration target is along a detachment at the contact of basement Precambrian gneiss and overlying Tertiary volcanics.  Surface samples of silicified rhyolite on the Portland Claim Group range from a trace to 1.35 ppm gold.

Gold Hill Claim Group, La Paz County, Arizona

In 2008, Thunder Mountain Resources, Inc. staked unpatented mining claims that total approximately 440 acres in the Ellsworth mining district in west central.  The Gold Hill Project covers prospective geology for a detachment style precious metals deposit.  Select and chip-channel samples of exposures in shallow workings adjacent to the main covered target are highly anomalous in gold with values ranging from 5.14 ppm to 26.8 ppm gold.

Much of the exposed outcrop in the project area consists of Proterozoic gneiss with numerous metamorphic quartz veins with minor copper and gold.  Along the eastern edge of a small embayment of alluvial cover, numerous prospect pits expose mineralized gneisses and quartzites that have been sheared at a low angle dipping both to the east and west.  Select samples of this material have assayed as high as 26.8 ppm gold, and vertical chip channel samples of the walls of some of the accessible pits have found gold values up to 4.6 ppm gold.

South Mountain Project, Owyhee County, Idaho

The South Mountain Project consists of 17 patented mining claims, totaling approximately 326 acres owned outright by Thunder Mountain Resources, Inc. and two leases on private ranch parcels with mineral rights that total approximately 490 acres.  In addition, Thunder Mountain Resources staked 21 unpatented mining claims totaling approximately 290 acres to cover BLM managed land between private parcels.  All holdings are located in the South Mountain Mining District, Owyhee County, Idaho.

On May 14, 2008, Kleinfelder West, Inc., a nationwide engineering and consulting firm, completed their technical report “Resources Data Evaluation, South Mountain Property, South Mountain Mining District, Owyhee County, Idaho”. The technical report was commissioned by Thunder Mountain Resources, Inc. to evaluate all the existing data available on the South Mountain property.  Kleinfelder utilized a panel modeling method using this data to determine potential mineralized material remaining and to make a comparison with the resource determined by South Mountain Mines in the mid-1980s.

Additional drilling and sampling will be necessary before the resource can be classified as a mineable reserve, but Kleinfelder West’s calculations provided a potential resource number that is consistent with South Mountain Mines’ (Bowes 1985) reserve model.  Kleinfelder estimated an indicated resource of 629,979 tons containing 12,197,500 silver equivalent ounces (i.e. the value of all contained zinc, silver, copper, lead and gold converted to silver ounce equivalent).  This is consistent with South Mountain Mines’ (Bowes 1985) reserve model of 469,890 tons containing approximately 12,948,460 silver equivalent ounces.  The panel model utilized by Kleinfelder also measured additional inferred resources of 850,000 tons containing an estimated 6,340,800 silver equivalent ounces, for a total Kleinfelder West’s resource of 1,422,000 tons containing an estimated 18,538,400 silver equivalent ounces.

A detailed mine model was refined using the Vulcan mine modeling software.  Information obtained from a three dimensional geologic model was used to target subsurface ore shoots.  Two of the best mineralized ore shoots, the DMEA 2 and Texas, were modeled and targets were determined for intersection of the projected zones approximately 300 to 400 feet below the Sonneman Tunnel level, the lowest level that these favorable ore shoots were mined during the 1940s and 1950s.

REI Drilling of Salt Lake City, Utah mobilized a Hagby 1003 core drill to South Mountain early in September, 2008.  The drill rig was placed on drill hole DMEA-2 which was located to test a 300 foot down dip extension of the DMEA-2 massive sulfide mineralized zone encountered by South Mountain Mines in the Sonneman Tunnel.  The potential target was, based on a Vulcan mine model, expected to be intercepted at 665 feet below the collar elevation, and the massive sulfide was intercepted at 657 feet.  Two distinct sulfide zones totaling 30 feet were encountered in an overall altered and mineralized intercept of approximately 73 feet.  The samples over the entire intercept were detail sampled over the entire 73 feet resulting in a total of 34 discrete sample intervals ranging from 0.5 to 3.7 feet.  The samples cut at the Company’s office in Garden Valley, Idaho and Company personnel delivered the samples to ALS Chemex preparation lab in Elko, Nevada.  The sample analytical results for the core were received and are reported below.  The analytical results showed two distinct zones of strong mineralization

Interval Weighted Average	Gold Fire Assay (ounce per ton)	Silver Fire Assay (ounce per ton)	Zinc (%)	Copper ( %)	Lead ( %)
657 - 669.5 (12.5 feet)	0.066	1.46	7.76	0.276	0.306
687 – 704.5 (17.5 feet)	0.129	1.89	2.18	0.183	0.152

The alteration and mineralization in the drill intercept is similar in character of the material mined on the Sonneman and Laxey underground levels. The target for the DEMA-2 drill hole was the down-rake extension of this mineralization approximately 280 to 300 feet below the DMEA 2 sulfide zone Sonneman level. A bulk sample from the Sonneman in the 1980s by South Mountain Mines, Inc. had values of 22.87% zinc, 0.50% copper, 0.47 lead, 0.12 ounce per ton (opt) gold and 3.3 opt silver.  The DMEA 2 zone on the Sonneman Level was extensively drilled by South Mountain Mines and a zone of massive sulfide approximately 75 feet by 50 feet was defined.

Drill hole DMEA-2 was completed to a depth of 863 feet, stratigraphically below the carbonate unit that hosts the significant sulfide mineralization.  The hole was extended to ensure that the complete target geology had been tested.

The drill was moved to the second site that was placed to test the down dip extension of the favorable Texas sulfide zone that has been mined from the surface to the Laxey Tunnel level, a dip distance of approximately 400 feet.  The sulfide zone was also encountered in the Sonneman Tunnel situated some 300 feet below the Sonneman.  The second drill hole, TX-1, is designed to test the Texas Ore Shoot approximately 300 feet down dip of the Sonneman Level.  The small core hole achieved a depth of 1250 feet, but deviated with the bedding and the targeted carbonate horizon was not intercepted.

During the reporting period, the portal work on the Sonneman Tunnel was completed.  This required extensive excavation of caved and unstable bedrock and the placement of concrete box culverts over 25 feet and a 20-foot steel box at the portal.  Once these had been placed, they were backfilled and the portal site reclaimed. In addition to the portal site, contractors cleaned out the tunnel and re-timbered in a few locations where intrusive dikes had resulted in some caved areas.  Clean up work was also done in the Laxey Tunnel.  With the exception of a significant cave at a dike in front of the Texas ore shoot in the Sonneman Tunnel, the underground workings are accessible and safe.

A multi-lithic intrusive breccia outcrop was identified and sampled in late 2008 on property leased by the Company.  The intrusive breccia is composed of rounded to sub-rounded fragments of altered intrusive rock and silicified fragments of altered schist and marble.  Assays of rock chips samples from the outcrop area ranged from 0.49 ppm to 1.7 ppm gold.  An orientation soil survey was conducted near the outcrop area at a grid spacing of 100 feet over a distance of 800 feet east/west and 1,000 feet north/south.  The soil assays ranged from a trace to 0.31 ppm Gold.  Surface mapping indicates that the intrusive breccia covers an area of approximately 5,000 feet x 1,500 feet.

The Company had previously reached agreement with one of the landowners on June 20, 2008 wherein the Company can explore and develop mineral resources, if discovered, on the owner’s approximate 113-acre parcel.   On November 3, 2008, the Company entered into an agreement with the owners of a second parcel of private ranch land totaling an additional 376 acres.  The land consists of both surface and mineral rights, and is prospective exploration land adjacent to its South Mountain property.  The Company now controls approximately 815 acres of private land and mineral rights plus 21 unpatented mining claims totaling approximately 290 acres, bringing the total land holdings to approximately 1,105 acres.  The two leases are different in nature, but both call for a 3% royalty should economic mineralization be defined on the parcels.  Annual payments for the first six years amount to $20 per acre and are due on the anniversary date of the respective agreements.

A detailed land survey was completed at South Mountain by Timberline Surveying of Nampa, Idaho was used to re-establish and verify South Mountain Mines’ grid network, survey some of the critical patented claim boundaries, place surface drill hole locations and re-establish the original surveys on the leased private land parcels pursuant to the agreement with the landowners. Underground drilling may also be completed.

Water rights applications for South Mountain were filed with the state engineer during the period.  Givens Pursley of Boise, Idaho drafted the applications and filed the applications.

Centra Consulting of Boise, Idaho was selected to initiate baseline work on a NPDES (National Pollution Discharge Elimination System) Permit for the historic discharge of water from some of the underground workings at the site and for storm water permit notification.  Previous water quality samples taken during the Company’s due diligence in 2007 from the workings and in the waterways have shown the water quality to be excellent.  As part of the NPDES Permit, Centra conducted a spring and seep survey as part of the baseline study.

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
15½°
0 5 10 15 20 25 miles
0 5 10 15 20 25 30 35 40 km

Location Map of South Mountain and Clover Mountain Projects

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Employees

The Company had three employees during the year ended December 31, 2008. Pete Parsley, Vice President and Exploration Manager, was the only full-time employee.  Eric Jones, Chief Financial Officer and Investor Relations, was hired in mid-February 2008 on a three-quarter time basis.  Jim Collord,

President, voluntarily reduced his salary commencing in June to a monthly salary that represents less than 10% of typical industry standard; he did this to preserve funding to advance exploration work.

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

ITEM 4 - SUBMISSION OF MATTERS TO VOTE ON SECURITY HOLDERS

The Company did not submit any matters for shareholder approval during the fourth quarter of the 2008 fiscal year.

PART II

ITEM  5 - MARKET FOR REGISTRANT'S COMMON STOCK  RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table illustrates the average high/low price of the common stock for the last two (2) fiscal years 2007 and 2008:

PERIOD	HIGH	LOW
2007
First Quarter	$ 0.43	$ 0.16
Second Quarter	$ 0.21	$ 0.16
Third Quarter	$ 0.25	$ 0.11
Fourth Quarter	$ 0.20	$ 0.10

2008
First Quarter	$ 0.36	$ 0.23
Second Quarter	$ 0.30	$ 0.20
Third Quarter	$ 0.33	$ 0.18
Fourth Quarter	$ 0.28	$ 0.11

At March 29, 2009, the price per share quoted on the OTC:BB was $0.24.

Holders:

As of March 29, 2009 there were 2,028 shareholders of record of the Company’s common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Transfer Agent:

Our independent stock transfer agent is Computershare Shareholder Services, located at 350 Indiana Street Suite 750 Golden, CO 80401.

Dividends:

No dividends were paid by the Registrant in 2008 or 2007, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

Securities Authorized For Issuance under Equity Compensation Plans:

The Company does not maintain any form of Equity Compensation Plan. On February 1, 2007, a total of one million shares of Thunder Mountain Resources, Inc. were allocated for a Key Employee Stock Incentive Plan.  No securities have been granted or issued under such Plan.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities:

On April 15, 2008, a grant of 60,000 shares of common stock and $10,000 cash were issued to Jim Collord for the Company’s purchase of Jim Collord’s personal vehicle. This vehicle provided an additional support vehicle for exploration activities necessary for company business. The grant was approved by Resolution of the Board of Directors, excluding Jim Collord.

On May 1, 2008, Thunder Mountain Gold, Inc. initiated a private offering of securities solely to accredited investors. The offering completed consisted of 2,775,000 Units priced at $0.20 each. Each Unit consisted of a share of common stock, $0.001 par value, and a warrant to purchase common stock for $0.40 per share. The offering was oversold by 11% of the planned offering of 2,500,000 Units. As a result of completion of the offering, a total of 2,775,000 shares of common stock, $0.001 par value, and warrants to acquire 2,775,000 shares of common stock were issued to the purchasers. There were no registration rights granted in connection with the offering. Pennaluna and Company, of Coeur d’Alene, Idaho acted as the placement agent for approximately 60% of the funds raised in the Private Placement and was paid a commission of $33,000. The total amount raised before expenses was $555,000. The offering terminated on July 18, 2008. The offering was believed exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended.  The securities offered and sold in connection with the private placement have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

ITEM 6   SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is intended to help the reader understand our financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying integral notes (“Notes”) thereto.  The following statements may be forward-looking in nature and actual results may differ materially.

Plan of Operation:

The financial condition of the Company was positive during 2008 and the metals commodity markets were favorable during the first half of the year. The global economic downturn impacted base metal prices, in particular, during the last half of the year. This downturn and the tightening of credit continues into 2009, and may impact the Company’s ability to raise funding necessary for an extensive exploration program and advancement of our South Mountain Project.

During 2008, positive advances were made with the exploration program that resulted in the enhancement of the South Mountain Project.  This included proving the downdip extension of the sulfide mineralized zones within the altered carbonate host unit as discussed in the Description of Properties section.  A larger land position was secured through staking unpatented mining claims and the leasing of private land parcels, and an expanded geologic reconnaissance program was undertaken. As the result of this expanded program, the potential of a large-scale gold target was identified through geologic mapping and sampling.

The Company’s plan of operation for the next twelve months, and subject to maintaining sufficient funding, is as follows:

Continue the advanced exploration and pre-development program for the South Mountain Project.  This work may include the following:

•

Up to 10,000 feet of reverse circulation and core drilling will be initiated from the surface to intercept the down-dip extensions of the Texas, DMEA-2, and Laxey ore zones.

•

Complete detailed mapping and sampling on the newly identified breccia target to the south of the sulfide mineralization.  Drilling will be initiated this intrusive breccia to test the vertical continuity of the surface mineralization (up to 0.05 opt in multiple rock chip samples).

•

Further rehabilitation of the Sonneman workings near the Texas ore zone will be initiated so that underground sampling and mapping can be completed.

•

Completion of the surface water sampling program and spring and seep survey conducted by Centra Consulting in order to advance the baseline work for the Project.

•

The work completed by Kleinfelder, Centra, and South Mountain Mines, Inc. will be utilized to the extent applicable.

•

Work with larger mining companies to evaluate their interest in pursuing the potential of the larger-scale gold target that was identified and secured in 2008.

Work on the other five properties controlled by the Company will continue, although South Mountain will remain the focus of our efforts.  Potential joint venture partners will be solicited on some of the properties in Nevada and Arizona.

Limited reconnaissance exploration will continue, principally in Nevada and Idaho.  The extent of this work will depend upon funding and personnel requirements needed for South Mountain.

The Company maintains its offices in Boise, Idaho.  This is the primary work area for the South Mountain Project and is utilized primarily by Pete Parsley and Eric Jones.  Jim Collord will continue to work from his home office in Elko, Nevada as well as in the Boise office.

Results of Operations:

The Company had no revenues and no production for 2008 or 2007. Total expenses for 2008 increased by $450,247, or approximately 74%, to $1,054,971 compared with $604,724 for 2007, due largely to increased exploration expense and management and administrative expense in 2008, offset by a decrease in Directors’ fees and professional services. Management and administrative costs in 2008 increased by $116,590 over 2007, to $471,578 as of December 31, 2008, primarily as a result of the expanded work required to fully evaluate the property acquisition that resulted from of all the outstanding stock of South Mountain Mines, Inc.  As a result of these increased expenses in 2008, the Company reported a net loss of $1,048,068 ($0.08 per share) in 2008, compared to a net loss of $392,709 ($0.04 per share) in 2007.  Net loss per share was based on weighted average number of shares of 13,314,328 for the year ended December 31, 2008 and 10,665,585 for the year ended December 31, 2007.

Liquidity and Capital Resources:

While the Company does not currently have cash sufficient to support an exploration program as extensive as that undertaken during 2008, we believe that the survivability of Thunder Mountain Gold can be assured by the following:

•

At December 31, 2008, we had have $203,133 cash in our bank accounts.

•

We expect to close on at least $250,000 of investor financing in April 2009 to supplement the operating and exploration funds of the Company.

•

Our non-exploration monthly burn rate is currently $25,000, therefore we believe we have cash sufficient to support reduced company operations for the next 12 months.

•

Management and the Board have not undertaken plans or commitments that exceed the cash available to the Company.  We do not include in this consideration any additional investment funds mentioned below. Management is committed to manage expenses of all types so as to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

We believe we can weather the current disruptions in the investment markets and continue to attract investment dollars in coming months and years.  The Company will also consider other sources of funding, including potential mergers or farm-out of some of its exploration properties.

For the year ended December 31, 2008, net cash used for operating activities was $785,319, consisting of our 2008 net operating loss reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities, most notably $194,581 provided by refunds for taxes paid in a prior year.  Cash used in investing activities for 2008 totaled $33,325 used to purchase equipment and mining claims, compared to cash of $391,628 used in 2007 to purchase equipment and the South Mountain Mines stock. Cash provided by financing activities in 2008 totaled $522,000 compared with $182,800, each year’s flows provided by sales of common stock and/or the exercise of stock options.

Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from a second public offering, a private placement, mergers, farm-outs or loans.

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

In order to carry out the detailed expanded exploration work at South Mountain and other properties, the Company is currently undertaking a private placement which is targeted to close in April of 2009 for at least $250,000.  Additional private placements may be required to meet our exploration and corporate expenses incurred during the next 12 months.

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

On July 18, 2008 the company completed a private placement offering of 2,775,000 shares for gross proceeds of $555,000. Costs of the placement were $33,000, resulting in net proceeds of $522,000.

Subsequent Events

In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA 2009) changed the rule for carryback of Net Operating Losses (“NOL”) arising from an eligible small business, such as Thunder Mountain Gold, Inc., in 2008. The new law provides for an election to increase the present-law carryback period for an application 2008 NOL from 2 years to up to 5 years.  As a result, the Company may carryback a portion of its 2008 NOL of $1,036,001 to 2005 to a claim refund of approximately $59,841 in Federal tax.  The State of Idaho has not yet adopted a similar provision for state NOL carrybacks.

Off Balance-Sheet Arrangements:

During the 12 months ended December 31, 2008 and 2007, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

Two lease arrangements were made with land owners that own land parcels adjacent to the Company’s South Mountain patented and unpatented mining claims.  The leases both are for a seven-year period, with options to renew, with annual payments (based on $20 per acre) listed in the following table.  The leases have no work requirements.

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	3-5 years	More than 5 years
Acree Lease (yearly, June)	$45,240	$2,260	$4,520	$4,520	$2,260
Lowry Lease (yearly, October)**	$13,560	$7,540	$15,080	$15,080	$7,540

Total	$58,800	$9,800	$19,600	$19,600	$9,800

*     Amounts shown are for the lease periods years 2 through 7, a total of 6 years that remain after the first period in 2008.

**  The Lowry lease has an early buy-out provision for 50% of the remaining amounts owed in the event the Company desires to drop the lease prior to the end of the first seven-year period.

Critical Accounting Policies

We have identified our critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financials statement item to which they relate, or because they require management’s judgment in making estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future.  The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:

a)

Estimates. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates.  Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition.

b)

Stock-based Compensation. The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

c)

Financial Instruments. The fair values of financial instruments, which include cash, note receivable, prepaid expenses, income taxes receivable, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

d)

Income Taxes. We have current income tax assets recorded in our financial statements that are based on our estimates relating to federal and state income tax benefits. Our judgments regarding federal and state income tax rates, items that may or may not be deductible for income tax purposes and income tax regulations themselves are critical to the Company’s financial statement income tax items.

Adopted Accounting Pronouncements

Fair Value Measurement

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of this statement had no significant impact on our financial statements for the year ended December 31, 2008.

SFAS No. 157 expands disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

The fair value measurement;

a)

The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

b)

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

3.

Purchases, sales, issuances, and settlements (net); and

4.

Transfers in and/or out of Level 3.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” to delay the effective date of FASB Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). For purposes of applying the FSP, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability in FASB Statement 159. This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates.  After election of the option, subsequent changes in fair value result in the recognition of unrealized gains or losses as period costs during the period the change occurred. The adoption of this statement did not have a material effect on the Company's financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 31, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes” The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company has evaluated all tax positions for open years and has concluded that it has no material unrecognized tax benefits.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the years ended December 31, 2007 and 2008 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

On November 15, 2008, the Company adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“GAAP”) which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP in the United States. The adoption of SFAS No. 162 did not have a material effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	22

Consolidated Balance Sheets at December 31, 2008 and 2007	23

Consolidated Statements of Operations and Comprehensive Income (loss)
for the years ended December 31, 2008 and 2007, and from
the period of exploration stage from 1991 through 2008.	24

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007,
and from the period of exploration stage from 1991 through 2008	25

Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2008 and 2007, and from the period of exploration stage
from 1991 through 2008	27

Notes to Consolidated Financial Statements	30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. (An Exploration Stage Company) (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thunder Mountain Gold, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 24, 2009

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
December 31, 2008 and December 31, 2007

	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$ 203,133	$ 499,777
Prepaid expenses and other assets	36,955	2,987
Federal and state income tax refunds receivable	-	194,581
Total current assets	240,088	697,345

Investments	36	1,565

Property, plant, equipment, and mining claims:
South Mountain Mines property	357,497	357,497
Equipment, net of accumulated depreciation	57,851	52,197
Mining leaseholds	19,500	-
Property, plant, equipment and mining claims, net	434,848	409,694

Total assets	$ 674,972	$ 1,108,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 73,144	$ 15,358
Total current liabilities	73,144	15,358

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued and outstanding	-	-
Common stock; $0.05 par value, 12,000,000 shares authorized;
11,929,580 issued and outstanding at December 31, 2007	-	596,479
Common stock; $0.001 par value; 200,000,000 shares
authorized; 14,764,580 issued and outstanding at December 31, 2008	14,765	-
Additional paid-in capital	1,561,492	422,728
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated other comprehensive income	-	485
Deficit accumulated prior to 1991	(212,793)	(212,793)
Retained earnings (deficit) during the exploration stage	(737,436)	310,547
Total stockholders’ equity	601,828	1,093,246
Total liabilities and stockholders' equity	$ 674,972	$ 1,108,604

The accompanying notes are an integral part of these financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2008 and 2007 and

for the period of Exploration Stage 1991 through December 31, 2008 (unaudited)

			During Exploration Stage 1991
			Through
	Years Ended, December 31,		December 31, 2008
	2008	2007	(unaudited)
Revenue:
Royalties, net	$ -	$ -	$ 328,500
Gain on sale of property and mining claims	-	-	2,576,112
Total revenue	-	-	2,904,612

Expenses:
Exploration expense	448,727	83,250	1,127,939
Legal and accounting	111,999	101,471	464,266
Management and administrative	471,578	354,988	1,212,915
Directors' fees and professional services	2,646	51,300	631,691
Depreciation and depletion	20,021	13,715	89,992
Total expenses	1,054,971	604,724	3,526,803

Other income (expense):
Interest and dividend income	8,032	27,277	283,675
Interest expense	-	-	(27,706)
Gain on sale of securities	-	-	166,116
Impairment of investments	(1,044)	-	(52,299)
Total other income	6,988	27,277	369,786

Net loss before income taxes	(1,047,983)	(577,447)	(252,405)
(Provision) benefit for income taxes	-	184,738	(211,337)
Net loss	(1,047,983)	(392,709)	(463,742)
Treasury stock cancelled	-	-	(273,694)

Reclassification of other comprehensive loss for permanent Impairment of investment	(485)	-	-
Comprehensive loss	$ (1,048,468)	$ (392,709)	$ (737,436)

Net loss per common share	$ (0.08)	$ (0.04)
Weighted average common shares outstanding-basic	13,314,328	10,665,585

The accompanying notes are an integral part of these financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the years ended December 31, 2008 and 2007 and for the period of Exploration Stage 1991 through December 31, 2008 (unaudited)

			During Exploration Stage
			1991
			Through
			December 31,
	2008	2007	2008 (unaudited)
Cash flows from operating activities:
Net loss	$ (1,047,983)	$ (392,709)	$ (463,742)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	20,021	13,715	89,992
Common stock, warrants, and options issued
for services	23,200	60,534	139,354
Amortization of directors’ fees prepaid
with common stock	-	53,400	53,400
Gain on sale of mining claims	-	-	(2,576,112)
Gain on sale of other assets	-	-	(160,441)
Impairment loss on investments	1,044	-	52,299
Change in:
Prepaid expenses and other assets	(33,968)	(1,443)	(36,955)
Federal and state income tax refunds receivable	194,581	(87,142)	-
Accounts payable	57,786	7,323	58,576
Receivables	-	-	124,955
Net cash used in operating activities	(785,319)	(346,322)	(2,718,674)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	(357,497)	(357,497)
Purchase of equipment	(13,825)	(34,131)	(168,577)
Purchase of mining leaseholds	(19,500)	-	(19,500)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash (used in) provided by investing activities	(33,325)	(391,628)	2,367,963

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	522,000	125,000	707,000
Proceeds from exercise of stock options	-	57,800	57,800
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party note payable	-	-	241,500
Payments on related party note payable	-	-	(241,500)
Borrowing on line-of-credit	-	-	188,821
Repayments on line-of-credit	-	-	(188,821)
Net cash provided by financing activities	522,000	182,800	388,045

Net increase (decrease) in cash and cash equivalents	(296,644)	(555,150)	37,334
Cash and cash equivalents, beginning of period	499,777	1,054,927	165,799

Cash and cash equivalents, end of period	$ 203,133	$ 499,777	$ 203,133

The accompanying notes are an integral part of these financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the years ended December 31, 2008 and 2007 and for the period of Exploration Stage 1991 through December 31, 2008 (unaudited)

During Exploration Stage
1991
Through
December 31,
	2008	2007	2008 (unaudited)

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$ -	$ -	$ 503,514
Non-cash investing and financing activities:

Stock issued to acquire equipment from related party	$ 11,850	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

The accompanying notes are an integral part of these financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2008 and 2007, and for
the period of Exploration Stage 1991 through December 31, 2008 (unaudited)							Retained Earnings
							Accumulated
				Accumulated			During
			Additional	Other		Retained	Exploration
	Common Stock		Paid-in	Comprehensive	Treasury	Earnings	Stage (1991 through
	Shares	Amount	Capital	Income (Loss)	Stock	(Deficit)	Dec. 31, 2008)	Total
Balances at January 1, 1991	7,776,587	$ 388,829	$ 254,285	$ -	$ (24,150)	$ 20,002	$ -	$ 638,966
Stock previously issued but not
recorded by transfer agent	1,265	63	(63)	-	-	-	-	-
Stock cancelled	(50,000)	(2,500)	(10,000)	-	-	-	-	(12,500)
Net loss - 1991	-	-	-	-	-	-	(82,358)	(82,358)
Balances at December 31, 1991	7,727,852	386,392	244,222	-	(24,150)	20,002	(82,358)	544,108
Stock issued for mining contract	1,000,000	50,000	-	-	-	-	-	50,000
Net loss - 1992	-	-	-	-	-	-	(14,718)	(14,718)
Balances at December 31, 1992	8,727,852	436,392	244,222	-	(24,150)	20,002	(97,076)	579,390
Stock issued for options exercised	1,000,000	50,000	10,000	-	-	-	-	60,000
Net loss - 1993	-	-	-	-	-	-	(42,942)	(42,942)
Balances at December 31, 1993	9,727,852	486,392	254,222	-	(24,150)	20,002	(140,018)	596,448
Unrealized gain in marketable securities	-	-	-	215,803	-	-	-	215,803
Cumulative effect of change in
accounting principle	-	-	-	(910)	-	910	-	-
Net loss - 1994	-	-	-	-	-	-	(27,471)	(27,471)
Balances at December 31, 1994	9,727,852	486,392	254,222	214,893	(24,150)	20,912	(167,489)	784,780
Unrealized gain in marketable securities	-	-	-	141,801	-	-	-	141,801
Net income - 1995	-	-	-	-	-	-	26,367	26,367
Balances at December 31, 1995	9,727,852	486,392	254,222	356,694	(24,150)	20,912	(141,122)	952,948
Unrealized gain in marketable securities	-	-	-	12,360	-	-	-	12,360
Net income - 1996	-	-	-	-	-	-	83,029	83,029
Balances at December 31, 1996	9,727,852	486,392	254,222	369,054	(24,150)	20,912	(58,093)	1,048,337
Reacquisition of stock	-	-	-	-	(50)	-	-	(50)
Unrealized loss in marketable securities	-	-	-	(168,521)	-	-	-	(168,521)
Reclassification adjustment for losses
included in net income	-	-	-	27,389	-	-	-	27,389
Net loss - 1997	-	-	-	-	-	-	(10,139)	(10,139)
Balances at December 31, 1997	9,727,852	486,392	254,222	227,922	(24,200)	20,912	(68,232)	897,016
Unrealized loss in marketable securities	-	-	-	(26,895)	-	-	-	(26,895)
Impairment loss - mining claims	-	-	-	-	-	(233,705)	-	(233,705)
Net loss - 1998	-	-	-	-	-	-	(125,684)	(125,684)
Comprehensive (loss)								(386,284)
Balances at December 31, 1998	9,727,852	486,392	254,222	201,027	(24,200)	(212,793)	(193,916)	510,732
Unrealized loss in marketable securities	-	-	-	(24,030)	-	-	-	(24,030)
Net income - 1999	-	-	-	-	-	-	37,050	37,050
Comprehensive income								13,020
Balances at December 31, 1999	9,727,852	486,392	254,222	176,997	(24,200)	(212,793)	(156,866)	523,752
Unrealized holding loss in
marketable securities	-	-	-	(60,186)	-	-	-	(60,186)
Reclassification adjustment for gains
included in net income	-	-	-	(47,100)	-	-	-	(47,100)
Reclassification adjustment for
securities sold with gains
previously included in other
comprehensive income	-	-	-	(89,587)	-	-	-	(89,587)
Net loss - 2000	-	-	-	-	-	-	(102,602)	(102,602)
Comprehensive (loss)								(299,475)
Balances at December 31, 2000	9,727,852	486,392	254,222	(19,876)	(24,200)	(212,793)	(259,468)	224,277

The accompanying notes are an integral part of these financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2008 and 2007, and for
the period of Exploration Stage 1991 through December 31, 2008 (unaudited)							Retained Earnings
							Accumulated
				Accumulated			During
			Additional	Other		Retained	Exploration
	Common Stock		Paid-in	Comprehensive	Treasury	Earnings	Stage (1991 through
	Shares	Amount	Capital	Income (Loss)	Stock	(Deficit)	Dec. 31, 2008)	Total
Balances at December 31, 2000	9,727,852	486,392	254,222	(19,876)	(24,200)	(212,793)	(259,468)	224,277
Unrealized holding loss in
marketable securities	-	-	-	(17,108)	-	-	-	(17,108)
Reclassification adjustment for losses
included in net income	-	-	-	45,455	-	-	-	45,455
Reclassification adjustment for
securities sold with gains								-
previously included in other								-
comprehensive income	-	-	-	(26,778)	-	-	-	(26,778)
Net loss - 2001	-	-	-	-	-	-	(145,648)	(145,648)
Comprehensive (loss)								(144,079)
Balances at December 31, 2001	9,727,852	486,392	254,222	(18,307)	(24,200)	(212,793)	(405,116)	80,198
Unrealized loss in marketable securities	-	-	-	(2,994)	-	-	-	(2,994)
Reclassification adjustment for losses
included in net income	-	-	-	13,298	-	-	-	13,298
Reclassification adjustment for securities
sold with gains previously included in
other comprehensive income	-	-	-	(14,294)	-	-	-	(14,294)
Net loss - 2002	-	-	-	-	-	-	(95,651)	(95,651)
Comprehensive (loss)								(99,641)
Balances at December 31, 2002	9,727,852	486,392	254,222	(22,297)	(24,200)	(212,793)	(500,767)	(19,443)
Reclassification adjustment for losses
included in net income	-	-	-	34,335	-	-	-	34,335
Reclassification adjustment for securities
sold with gains previously included in
other comprehensive income	-	-	-	(12,948)	-	-	-	(12,948)
Unrealized gain in marketable securities	-	-	-	4,830	-	-	-	4,830
Net loss - 2003	-	-	-	-	-	-	(95,473)	(95,473)
Comprehensive (loss)								(69,256)
Balances at December 31, 2003	9,727,852	486,392	254,222	3,920	(24,200)	(212,793)	(596,240)	(88,699)
Unrealized gain in marketable securities	-	-	-	14,187	-	-	-	14,187
Net loss - 2004	-	-	-	-	-	-	(111,424)	(111,424)
Comprehensive (loss)								(97,237)
Balances at December 31, 2004	9,727,852	486,392	254,222	18,107	(24,200)	(212,793)	(707,664)	(185,936)
Purchase 1,883,525 shares treasury stock	-	-	-	-	(376,705)	-	-	(376,705)
Stock options issued and expensed
(150,000 shares)	-	-	16,380	-	-	-	-	16,380
Reclassification adjustment for securities
sold with gains previously included in
other comprehensive income	-	-	-	(17,622)	-	-	-	(17,622)
Net income - 2005	-	-	-	-	-	-	1,856,493	1,856,493
Balances at December 31, 2005	9,727,852	486,392	270,602	485	(400,905)	(212,793)	1,148,829	1,292,610
Stock issued for accounts payable	225,000	11,250	18,000	-	-	-	-	29,250
Cancel 1,883,525 shares treasury stock	(1,883,525)	(94,176)	(8,835)	-	376,705	-	(273,694)	-
Stock options issued and expensed
(360,000 shares)	-	-	39,240	-	-	-	-	39,240
Net loss - 2006	-	-	-	-	-	-	(171,879)	(171,879)
Balances at December 31, 2006	8,069,327	403,466	319,007	485	(24,200)	(212,793)	703,256	1,189,221

The accompanying notes are an integral part of these financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2008 and 2007, and for
the period of Exploration Stage 1991 through December 31, 2008 (unaudited)							Retained Earnings
							Accumulated
				Accumulated			During
			Additional	Other		Retained	Exploration
	Common Stock		Paid-in	Comprehensive	Treasury	Earnings	Stage (1991 through
	Shares	Amount	Capital	Income (Loss)	Stock	(Deficit)	Dec. 31, 2008)	Total
Balances at December 31, 2006	8,069,327	403,466	319,007	485	(24,200)	(212,793)	703,256	1,189,221
Stock issued for private placement	2,500,000	125,000	-	-	-	-	-	125,000
Stock issued for directors' fees	500,000	25,000	20,000	-	-	-	-	45,000
Stock issued for prepaid consulting
services	60,000	3,000	5,400	-	-	-	-	8,400
Stock options exercised	800,253	40,013	17,787	-	-	-	-	57,800
Anti-dilution expense on options exercised	-	-	60,534	-	-	-	-	60,534
Net loss - 2007	-	-	-	-	-	-	(392,709)	(392,709)
Balances at December 31, 2007	11,929,580	596,479	422,728	485	(24,200)	(212,793)	310,547	1,093,246
Reclassification adjustment for
change in par value of common stock	-	(584,549)	584,549	-	-	-	-	-
Stock issued for private placement	2,775,000	2,775	519,225	-	-	-	-	522,000
Stock issued to acquire equipment
from related party	60,000	60	11,790	-	-	-	-	11,850
Warrants issued for consulting services	-	-	23,200	-	-	-	-	23,200
Reclassification of other comprehensive
income for permanent impairment of
investment	-	-	-	(485)	-	-	-	(485)

Net loss - 2008	-	-	-	-	-	-	(1,047,983)	(1,047,983)
Balances at December 31, 2008	14,764,580	$ 14,765	$ 1,561,492	$ -	$ (24,200)	$ (212,793)	$ (737,436)	$ 601,828

The accompanying notes are an integral part of these financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies and Business Operations

Business Operations

Thunder Mountain Gold, Inc. (“Thunder Mountain” or “the Company”) was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc.   In April 1978, the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders and changed its name to Thunder Mountain Gold, Inc., with the primary goal to further develop their holdings in the Thunder Mountain Mining District, located in Valley County, Idaho. Thunder Mountain Gold, Inc. takes its name from the Thunder Mountain Mining District, where its principal lode mining claims were located. For several years, the Company’s activities were restricted to maintaining its property position and exploration activities. During 2005, the Company sold its holdings in the Thunder Mountain Mining District. During 2007, the Company acquired the South Mountain Mines property in southwest Idaho and initiated exploration activities on that property.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, Thunder Mountain Resources, Inc. All significant intercompany accounts and transactions have been eliminated and any significant related party transactions have been disclosed.

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 31, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes” The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The adoption of FIN 48 had no material effect on the financial statements. The Company has evaluated all tax positions for open years and has concluded that it has no material unrecognized tax benefits.

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

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies and Business Operations, continued

Investments

Marketable equity securities are categorized as available for sale and carried at fair market value. Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), unless an other than temporary impairment in value has occurred, which would then be charged to current period net income (loss).

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed using straight line depreciation methods with useful lives of three to seven years. Major additions and improvements are capitalized. Costs of maintenance and repairs, which do not improve or extend the life of the associated assets, are expensed in the period in which they are incurred. When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income.

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

Earnings Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  For the periods ended December 31, 2008 and 2007, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive.  Accordingly, only basic EPS is presented.  At December 31, 2008, the Company had 155,000 stock options and 2,885,000 warrants outstanding that, if exercised, would be dilutive in a future period if the Company reports net income.

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity (deficit.).

Fair Values of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, investments, prepaid expenses, income taxes receivable, accounts payable and accrued liabilities approximated their fair values as of December 31, 2008 and 2007.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies and Business Operations, continued

Reclamation and Remediation

The Company’s operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of tangible long-lived assets. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation. Determination of any amounts recognized upon adoption is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates.

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed.

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid short term investments with original maturities when acquired of three months or less to be cash and cash equivalents. The Company’s cash was held in a Merrill Lynch money market fund on December 31, 2008, and is not covered by insurance of the Federal Deposit Insurance Corporation (“FDIC”).

 Mining Properties and Claims

The Company capitalizes costs for mining properties and claims in accordance with EITF 04-02, which when applied to the Company, generally requires capitalization of costs of acquiring mineral properties, while costs to maintain mineral rights and leases are expensed as incurred.  Exploration costs are expensed in the period in which they occur.  Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves.  Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment.  If a property is abandoned or sold, its capitalized costs are charged to operations.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R), a revision of SFAS 123, “Share-based payment”..” SFAS 123(R) requires all share-based payments to employees and directors, including grants of employee stock options, be measured at fair value and expensed in the statement of operations over the service period. See Note 3 for additional information. In addition to the recognition of expense in the financial statements, under SFAS 123(R), any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment of operating activity as presented in prior years.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies and Business Operations, continued

Adopted Accounting Pronouncements

Fair Value Measurement

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of this statement had no significant impact on our financial statements for the year ended December 31, 2008.

SFAS No. 157 expands disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

The fair value measurement;

a)

The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

b)

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

3.

Purchases, sales, issuances, and settlements (net); and

4.

Transfers in and/or out of Level 3.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” to delay the effective date of FASB Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). For purposes of applying the FSP, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability in FASB Statement 159. This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates.  After election of the option, subsequent changes in fair value result in the recognition of unrealized gains or losses as period costs during the period the change occurred. The adoption of this statement did not have a material effect on the Company's financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies and Business Operations, continued

Adopted Accounting Pronouncements, continued

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the years ended December 31, 2007 and 2008 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

On November 15, 2008, the Company adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP in the United States. The adoption of SFAS No. 162 did not have a material effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” which is effective for fiscal years beginning after December 15, 2008.  The Company is in the process of reviewing and evaluating SFAS No. 160, but does not believe that its adoption will have a material effect on the financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”, which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is in the process of reviewing and evaluating SFAS No. 141(R), but does not believe that its adoption will have a material effect on the financial statements.

2.   Investments

Equity securities in small local mining companies are stated at estimated fair value and classified as non-current investments due to management’s intent not to sell the securities. At December 31, 2008 and 2007, the Company had an investment in a single security with a cost basis of $1,080. During the year ended December 31, 2008, the carrying value of this investment declined by $1,529 that was considered to be other than temporary and an impairment on the carrying value was charged to current period net loss. In addition, a reclassification adjustment was made to adjust the $485 that had been previously recorded in other comprehensive income.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

3.   Share-Based Compensation

The Company does not have an option plan, but has issued options in prior years to key people.

A summary of the status of outstanding and exercisable stock options as of the years ended December 31, 2008 and 2007, are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	735,000	$ 0.10
Exercised	(580,000)	$ 0.09
Options outstanding at December 31, 2007	155,000	$ 0.10	3.3	$30,950
Granted or Exercised	0
Options outstanding and exercisable at December 31, 2008	155,000	$ 0.10	2.3	$43,400

There were no options granted during 2007 and no options granted or exercised in 2008. The options granted in prior periods contained an anti-dilution clause whereby upon written request the holders of the options could require the Company to adjust the number of shares issued in connection with the exercise of options. The holders requested such a dilution adjustment in 2007.  The Company issued 800,253 shares of its common stock for 580,000 options exercised.  Accordingly, additional compensation of $60,534 was recorded in 2007 as a result of the anti-dilution provision. The income tax effect of anti-dilution compensation is immaterial. The Company received $57,800 in cash from the options exercised in 2007. The aggregate intrinsic value of options exercised during the year ended December 31, 2007, was $182,279.

4.   Income Taxes

During 2008, the Company generated a $1,036,001 net tax operating loss (“NOL”) that was subject to the two-year carryback provisions of Internal Revenue Code Section 172 at December 31, 2008. In February 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA 2009”) changed the rule for carryback of NOL’s arising from an eligible small business, such as Thunder Mountain Gold, Inc., for NOL’s arising in 2008. The new law provides for an election to increase the present-law carryback period for application of a 2008 NOL from 2 years to up to 5 years.  As a result, in 2009, the Company may carryback a portion of its 2008 NOL of $1,036,001 to 2005 to claim a refund of approximately $59,841 in Federal income tax. The State of Idaho has not yet conformed its state tax law to certain Federal provisions of the ARRA 2009. FAS 109 requires that tax refunds be recorded in the year of enactment of tax law, therefore the anticipated Federal refund will not be recognized until 2009.

The net tax operating loss of approximately $530,000 for 2007 was carried back to 2005 and resulted in a current tax asset of income tax refunds receivable at December 31, 2007, as follows.   There was no such carryback at December 31, 2008:

2007
Federal	$ 186,981
State	7,600
Total	$ 194,581

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

4.   Income Taxes, continued

The income tax benefits (provisions) shown in the financial statements for the years ended December 31, 2008    and 2007, are composed as follows:

	2008	2007
Federal	$ -	$ 186,981
State	-	(2,243)
Total	$ -	$ 184,738

The Company made an $8,000,000 donation to the Trust for Public Land during 2005 by selling property and mining claims at less than fair value. The Trust for Public Land is a nonprofit public benefit corporation under Section 501(C)(3) of the Internal Revenue Code and the donation qualifies as a charitable contribution. The contribution deduction is limited to 10% of taxable income for the year in which the deduction was made and is permitted to carry over to the five succeeding tax year’s contributions that exceed the 10% limitation. The deductions in succeeding years are also subject to the 10% limitation. At December 31, 2008, $7,889,500 of charitable contribution deduction carryforwards remained.

At December 31, 2008 and 2007, the Company had deferred tax assets which were fully reserved by valuation allowances due to the likelihood of expiration of these deferred tax benefits prior to the Company generating future taxable income sufficient to utilize the deferred tax benefits to reduce tax expense from those future periods.  The deferred tax assets were calculated based on an expected future tax rate of 34%.  Following are the components of such assets and allowances at December 31, 2008 and 2007:

	2008	2007	Expires
Deferred tax assets arising from:
Charitable contribution	$ 2,682,000	$ 2,682,000	2010
Non-deductible share based compensation	34,000	34,000
Net operating loss carryforwards	352,000	0	2028
	3,068,000	2,716,000
Less valuation allowance	(3,068,000)	(2,716,000)
Net deferred tax assets	$ 0	$ 0

The income tax benefit shown in the financial statements for the year ended December 31, 2008 and 2007, differs from the federal statutory rate as follows:

	2008		2007
	Amount	Rate	Amount	Rate
Benefit at federal statutory rate	$ 352,000	34%	$ 180,919	35%
Increase in valuation allowance	(352,000)	-34%	-	-
Other	-	-	3,819	1%
Total	$ -	-	$ 184,738	36%

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

5.   Private Placement

On May 1, 2008, Thunder Mountain Gold, Inc. initiated a private offering of securities solely to accredited investors. The completed offering consisted of 2,775,000 Units priced at $0.20 each. Each Unit consisted of a share of common stock, $0.001 par value, and a warrant to purchase common stock for $0.40 per share. The offering was oversold by 11% of the planned offering of 2,500,000 Units. The offering closed on July 18, 2008. As a result of completion of the offering, on the closing date a total of 2,775,000 shares of common stock, $0.001 par value, and warrants to acquire 2,775,000 shares of common stock were issued to the purchasers. There were no registration rights granted in connection with the offering. Pennaluna and Company of Coeur d’Alene, Idaho, acted as the placement agent for approximately 60% of the funds raised in the Private Placement and was paid a commission of $33,000. The net proceeds from the placement were $522,000. No other commissions were paid, and a total of $400 in registration fees were paid to the states of Idaho, California and Washington.

6.   Stockholders’ Equity

On January 25, 2008, the Company changed the situs of incorporation from Idaho to Nevada through a merger of the Idaho corporation with a newly created Nevada corporation.  The stock of the new corporation was exchanged for the stock of the merged corporation on a one-for-one basis. The par value of common stock in the new corporation is $0.001 and the authorized shares increased to 200,000,000.  The Company also authorized 5,000,000 shares of preferred stock with a par value of $0.0001.  No preferred shares have been issued.

On April 2, 2008, the Company issued 100,000 5-year warrants to an investor relations firm.  These warrants vested upon issuance and have an exercise price of $0.05 per share of Company common stock, which will in turn have a 3-year trading restriction upon their issuance.  The price of the Company’s common stock was $0.23 per share on the date of issue of the warrants.

On December 16, 2008, the Company issued 10,000 3-year warrants, previously committed on August 20, 2008, to a contractor in exchange for half of the fees for his professional service, with the issuance when made to be effective on that commitment date.  The warrants have a grant date of August 20, 2008, were vested upon issuance and have an exercise price of $0.05 per share of Company common stock, which will in turn have a 3-year trading restriction after exercise and issuance.  The price of the Company’s common stock was $0.25 per share on the grant date of the warrants.

The following is a summary of warrants for 2008 and 2007:

	Shares	Exercise Price	Expiration Date
Warrants:
Outstanding and exercisable at December 31, 2007	-	-
Warrants issued	100,000	0.05	April 2, 2013
Warrants issued	10,000	0.05	August 20, 2011
Outstanding and exercisable at December 31, 2008	110,000	0.05

For the years ended December 31, 2008 and 2007, the fair value of warrants was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges. The fair value of each warrant grant was estimated on the grant date using the following weighted average assumptions:

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

6.   Stockholders’ Equity, continued

	2008
	Low	High
Risk-free interest rate	2.16%	2.72%
Expected dividend yield	--	--
Expected term	3 years	5 years
Expected volatility	105.9%	113.5%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of warrants granted is from the date of the grant. The expected volatility is based on historical volatility.

An expense of $23,200 was recognized in 2008 in management and administrative expenses as a result of issuing 5-year warrants and $2,200 as a result of issuing 3-year warrants.

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

7.   Environmental and Remediation Costs

The Company’s management believes that the Company is currently in substantial compliance with environmental regulatory requirements. Remediation requirements for the Company are limited to minor activities related to drill pad reclamation and the like, and that no material environmental remediation costs exist as of December 31, 2008. Such costs are accrued at the time the expenditure becomes probable and the costs can reasonably be estimated. The Company recognizes, however, that in some cases future environmental expenditures cannot be reliably determined due to the uncertainty of specific remediation methods, conflicts between regulating agencies relating to remediation methods and environmental law interpretations, and changes in environmental laws and regulations. Any changes to the Company’s remediation plans as a result of these factors could have an adverse affect on the Company’s operations. The range of possible losses in excess of the amounts accrued cannot be reasonably estimated at this time.

8.   Related Party Transactions

In July 2007, the Company granted 60,000 shares in payment for professional services to Jerritt Collord, son of Jim Collord, President of the Company. Jerritt used his professional computer skills to digitize South Mountain Mines, Inc. exploration data in preparation for a three-dimensional resource model.  These shares were valued at $11,850, which approximates the fair value of the shares at the date of issue.

On April 1, 2008, the Board approved, for business use in the field, the purchase of a 4-wheel drive personal vehicle from the Chairman of the Board for a total purchase price of $21,850, consisting of $10,000 in cash and 60,000 shares of the Company’s common stock, valued at $11,850 ($0.1975 per share), which approximates the fair value of the vehicle at the time of purchase.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2008, the Board of Directors authorized the engagement of DeCoria, Maichel, and Teague, P.S., an independent registered public accounting firm, as the Company’s independent auditors.   In addition, the firm of Sharp Executive and Associates, Inc. was engaged to facilitate the Company’s efforts to achieve compliance with Rule 404 of the Sarbanes Oxley Act of 2002 and to provide accounting and consulting services.

During the fiscal year ended December 31, 2008, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

Management has identified two areas that contain material weaknesses and is taking action to remedy and remove those weaknesses in its internal controls over financial reporting:

•

Lack of segregation of duties of functions that contribute to the financial reporting processes. Due to the size of the Company and the associated limitations of staffing, segregation of duties issues exist in the assignment of conflicting tasks.  Management has segregated critical tasks related to cash to the extent possible; however, these conflicts may not be avoidable without adding additional manpower, which is not economically possible at this time. The Company is evaluating application of additional detective controls to mitigate this weakness.

•

Lack of an independent board of directors, including an independent financial expert.  The current board of directors is evaluating expanding the board of directors to include a financial expert and independent directors.  The current board is composed of five members and may be expanded to as many as nine members under the Company’s Articles of Incorporation and By-Laws.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

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

Changes in internal controls over financial reporting

During the quarter ended December 31, 2008, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section sets forth certain information with respect to the Company’s current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2008.

Directors and Executive Officers:

Name	Age	Office with the Company	Appointed to Office

E. James Collord	62	President, Chief Executive	Since 1978
		Officer, Director
Pete Parsley	49	Vice President, Director	Since 1999
		Exploration Manager
Eric T. Jones	47	Chief Financial Officer,	Since March 2006
		Investor Relations
Dr. Robin S. McRae	68	Director	Since 1978
Edward D. Fields	71	Director	Since March 2006
Douglas J. Glaspey	56	Director	Since June 2008

Background and experience:

E. James Collord has a MS degree in exploration geology from the Mackay School of Mines, University of Nevada, Reno (1980).  He has been a mining professional for 37 years, employed in a variety of capacities, including mill construction superintendent, exploration geologist, mine construction and reclamation manager, and in environmental and lands management.  During the period 1975 through 1997, Jim worked for Freeport Exploration where he worked with a successful exploration team that discovered several Nevada mines.  Later in his Freeport career, he managed mining operations and lead permitting efforts.  For the period 1997 through 2005, Jim was Environmental and Lands Superintendent at Cortez Gold Mines, a large Nevada mine that was a joint venture between Placer Dome and Kennecott Minerals. After retirement from Cortez, and until his employment by Thunder Mountain Gold, Inc. in April 2007, he managed the Elko offices for environmental and hydrogeologic consulting groups. He is the grandson of Daniel C. McRae, the original locator of the gold prospects in the Thunder Mountain Gold Mining District in the early 1900s.

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

Douglas J. Glaspey is currently Chief Operating Officer of U.S. Geothermal, Inc. Mr. Glaspey has 29 years of operating and management experience with experience in production management, planning and directing resource exploration programs, preparing feasibility studies and environmental permitting.  He formed and served as an executive officer of several private resources companies in the U.S., including Drumlummon Gold Mines Corporation and Black Diamond Corporation.  He holds a BS degree in Mineral Processing and an Associate of Science in Engineering Science.

Directorships in reporting companies:

None of the directors of the Registrant is a director of any other corporation subject to the requirements of Section 12 or Section 15(d) of the Exchange Act of 1934.

Significant Employees:

Peter Parsley remained a full-time employee for the Company during 2008.  Jim Collord commenced working for the Company in April 2007 when work on evaluation of South Mountain intensified.  In order to preserve assets to advance exploration, in June 2008 Jim voluntarily reduced his salary to $1,000 per month.

Eric Jones became an employee in February 2008 (as discussed above).  Eric is also a part-time employee.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, no persons failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2008.

Audit Committee:

The Company’s Board of Directors is responsible for the oversight and management of the Company.  The Board does not have a separately-designated standing audit committee because the entire Board of Directors acts as the Company’s audit committee. The Board of Directors has determined that none of the Board of Directors can be classified as an "audit committee financial expert". The Board of Directors does not contain a member that can be classified as an "audit committee financial expert" under the referenced definition. The Board of Directors believes that attracting and retaining board members that could be classified as an "audit committee financial expert" is unlikely due to the relatively high cost of such Director candidates.

Compensation Committee:

There is no Compensation Committee of the Board of Directors.  Compensation of employees is reviewed and approved by the Board.

Code of Ethics:

The Board of Directors has not formally adopted a code of ethics.  The Board will be reviewing issues and developing a Code of Ethics during 2009.

Indemnification of Directors and Officers:

The Company’s By-Laws address indemnification of Directors and Officers. Nevada law provides that Nevada corporations may include within their articles of incorporation provisions eliminating or limiting the personal liability of their directors and officers in shareholder actions brought to obtain damages for alleged breaches of fiduciary duties, as long as the alleged acts or omissions did not involve intentional misconduct, fraud, a knowing violation of law or payment of dividends in violation of the Nevada statutes. Nevada law also allows Nevada corporations to include in their Articles of Incorporation or Bylaws provisions to the effect that expenses of officers and directors incurred in defending a civil or criminal action must be paid by the corporation as they are incurred, subject to an undertaking on behalf of the officer or director that he or she will repay such expenses if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the corporation because such officer or director did not act in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation.

The Company’s Articles of Incorporation provide that a director or officer is not personally liable to the Company or its shareholders for damages for any breach of fiduciary duty as a director or officer, except for liability for (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of distribution in violation of Nevada Revised Statutes, §78.300. In addition, Nevada Revised Statutes §78.751 and Article VII of the Company’s Bylaws, under certain circumstances, provided for the indemnification of the officers and directors of the Company against liabilities which they may incur in such capacities.

ITEM 11 - EXECUTIVE COMPENSATION

Pete Parsley continued his full-time position as Vice President and Exploration Manager during 2008 at $92,000 per year with a Board approved raise to $105,000 per year commencing in May 2008.

Jim Collord was placed on salary as President starting in April 2007 at 75% of a full-time rate of $110,000 per year, or $80,000 per year, through May 2008.  Jim voluntarily reduced his salary to $12,000 per year commencing in June 2008, this to maximize financial resources toward exploration efforts.

Eric Jones commenced working for the Company in February 2008 at a 75% of a full-time rate of $100,000 per year, or $75,000 per year.

No other compensation in the form of stock grants, options or bonuses were given to the above Officers and Directors during the year ending December 31, 2008.

Summary Compensation Table

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company's business. There is currently no other compensation arrangements for the Company’s directors. The following table provides certain summary information for the fiscal year ended December 31, 2008 concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers:

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation/ Directors Fee ($)	Total ($)

Jim Collord, President & CEO	2008 2007	$40,500 $60,300(1)	$0 $16,000	$0 $9,000(2)	$0 $0	$0 $0	$0 $0	$0 $0	$40,500 $85,300

Robin S. McRae, Board Member	2008 2007	$0 $0	$0 $0	$0 $4,500(2)	$0 $0	$0 $0	$0 $0	$0 $0	$0 $ 4,500

Pete Parsley, V President & Exploration Manager	2008 2007	$100,500 $92,000	$0 $18,400	$0 $18,000(2)	$0 $0	$0 $0	$0 $0	$0 $0	$100,500 $132,400

Eric Jones, CFO Secretary/Treasurer	2008 2007	$67,067(3) $0	$0 $0	$0 $9,000(2)	$0 $0	$0 $0	$0 $0	$0 $0	$67,067 $ 9,000

Edward Field, Board Member	2008 2007	$0 $0	$0 $0	$0 $4,500(2)	$0 $0	$0 $0	$0 $0	$0 $0	$0 $ 4,500

(1) Salary for the period April through December 2007. (2) Stock grants valued at $0.09 per share. (3) Salary for the period February through December 2008.

No grants of options and/or Stock Appreciation Rights ("SAR") were given during the fiscal year ended December 31, 2008.

Exercise of Options:

No outstanding options were exercised by any Officer of Director of the Company during the period ended December 31, 2008.

Long-term Incentives:

The Company has no Long-Term Incentive Plan.

Compensation of Directors:

The Board of Directors is empowered to vote compensation to directors for their performance of duties to the Company.  In addition, directors are reimbursed for their verifiable expenses incurred in attending meetings and conducting their duties on behalf of the Company.  Director compensation in 2008 is summarized in the following table:

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
E. James Collord	0	0	0				0
Pete Parsley	0	0	0				0
Eric T. Jones	0	0	0				0
Dr. Robin McRae	0	0	0				0
Edward Fields	0	0	0				0
Douglas Glaspey	0	0	0				0

There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation or retirement.

Employment Contracts:

At the end of 2008, there were three paid Company employees, Pete Parsley, Eric Jones and Jim Collord.  They were employed per resolution of the Board and other than a monthly salary, plus normal burden, there are no other contractual understandings in the resolutions.  Each is reimbursed for the use of personal office equipment and phones, and Jim and Eric are reimbursed for health insurance and related costs up to a set maximum amount.  A salary service located in Elko, Nevada is used to pay employee’s salary and ensuring all appropriate taxes and employment-related state insurance is collected and paid.

2008 Share-Based Payments:

No shares were granted to any of the Officers or Directors of the Company during 2008.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2008 by:

•

the Company’s named executive officers;

•

the Company’s directors at December 31, 2008;

•

all of the Company’s executive officers and directors as a group; and,

•

each person who is known to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Executive Officers
E. James Collord Eric T. Jones	1,470,705(2)(3) 1,673,000(2)(4)	10.0% 10.8%
Robin S. McRae	246,995(2)(5)	1.7%
Pete Parsley	631,962(2)	3.3%
Edward Fields	92,393(2)	*
Doug Glaspey	25,000	*
All current executive officers and directors as a group	4,140,055	28.0%
5% or greater shareholders
Charles Cleveland Rock Pointe Corporate Center 316 West Boone Ave, Suite 660 Spokane, WA 99201	772,469	5.2%

* Ownership less than 1%

(1) Based on 14,764,580 shares of common stock issued and outstanding as of December 31, 2008.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

       INDEPENDENCE

Transactions with Management and Others:

During the year ended December 31, 2008, we had the following transactions with related parties:

Charles Cleveland, P.S. has been utilized by the Company as corporate counsel.  Through participation in the private placement and exercise of options he beneficially owns over 5% of the outstanding shares.

A four-wheel drive pickup was purchased from Jim Collord in April 2008 for $10,000 plus 60,000 shares of Company stock with a fair value of $11,800, for a total purchase price of $21,800.

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

Directors’ Stock Purchases

The Directors’ of the company purchased common stock in 2008, as follows:

•

Eric T. Jones purchased 12,000 shares at an average price of $0.20 per share.

•

Doug Glaspey purchased 25,000 Units for $0.20 per unit in a private placement, which includes 25,000 shares of common stock, and 25,000 warrants to purchase a share of stock at $0.40 per share.

Director Independence

There are no non-employee members of the Board of Directors who have been affirmatively determined by the Board to be independent, as defined in the FINRA Marketplace Rule 4200.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2008, as provided by DeCoria, Maichel and Teague, P.S. We expect that DeCoria, Maichel and Teague, P.S. will serve as our auditors for fiscal year 2009.

Year Ended	December 31, 2008	December 31, 2007
Audit fees (1)	$43,575	$49,078
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total Fees	$43,575	$49,078

(1)  Audit fees consist of fees billed for professional services provided in connection with the audit of the Company’s financial statements, and assistance with reviews of documents filed with the SEC.

(2)  Audit-related fees consist of assurance and related services that include, but are not limited to, internal control reviews, attest services not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)  Tax fees consist of the aggregate fees billed for professional services for tax compliance, tax advice, and tax planning.  These services include preparation of federal income tax returns.

(4)  All other fees consist of fees billed for products and services other than the services reported above.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report on Form 10-K or incorporated by reference:

(1)

Our financial statements can be found on page 20 of this report.

(2)

Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)

The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference:

EXHIBITS

Exhibit Number	Description of Exhibits
3.1*	Articles of Incorporation of Montgomery Mines Inc, October 30, 1935
3.2*	Articles of Amendment, Montgomery Mines Inc., April 12, 1948
3.3*	Articles of Amendment, Montgomery Mines Inc., February 6, 1970
3.4*	Articles of Amendment, Montgomery Mines Inc., April 10, 1978
3.5*	Articles of Amendment, Thunder Mountain Gold, August 26, 1985
3.6*	Articles of Amendment, Thunder Mountain Gold, October 17, 1985
3.7*	Articles of Incorporation, Thunder Mountain Gold Inc. (Nevada), December 11, 2007
3.8*	Bylaws, Montgomery Mines Inc.
3.9*	Bylaws, Thunder Mountain Gold Inc. (Nevada)
10.1*	Agreement and Plan of Merger, Thunder Mountain Gold (Nevada)
22.1**	Subsidiaries of the Registrant
31.1**	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
31.2**	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
32.1**	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2**	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Previously filed as an exhibit to Form 10-KSB, filed on April 16, 2008, SEC File No. 001-08429.

**	Filed herewith.

DOCUMENTS INCORPORATED BY REFERENCE

None

SIGNATURES

Pursuant to the requirements of Section 143 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

         /s/ E. James Collord

By  __________________________________

       E.  James Collord

President, Director and Chief Executive Officer

Date:  April 13, 2009

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

            /s/ Eric T. Jones

By  ____________________________________

       Eric T. Jones

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  April 13, 2009