Form 10-Q
period 2009-03-31
THUNDER MOUNTAIN GOLD INC
filed 2009-05-15
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number:  001-08429

THUNDER MOUNTAIN GOLD, INC.

(Exact name of Registrant as specified in its charter)

Nevada	91-1031075
(State or other jurisdiction of	(IRS identification No.)
incorporation or organization)

1239 Parkview Drive
Elko, Nevada	89801
(Address of Principal Executive Offices)	(Zip Code)

(775) 738-9826

(Registrant’s Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes  ☐  No

Indicate by check mark whether the Registrant is  ☐  a large accelerated filer, ☐  an accelerated file, ☐  a non-accelerated filer, or  ☒  a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 14, 2009:    14,769,580

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION
Item 1: Financial Statements

Consolidated Balance Sheets, March 31, 2009 and December 31, 2008	3

Consolidated Statements of Operations for the three month period ended March 31, 2009 and 2008 and
for the exploration stage from 1991 through March 31, 2009	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and
for the exploration stage from 1991 through March 31, 2009	5

Notes to Financial Statements	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3: Quantitative and Qualitative Disclosures About Market Risk	17

Item 4: Controls and Procedures	17

PART II – OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 4: Submission of Matters to a Vote of Security Holders	19

Item 5: Other Information	19

Item 6: Exhibits	19

Signatures	20

PART I – Financial Information

Item 1.   Financial Statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
	(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$ 37,029	$ 203,133
Prepaid expenses and other assets	25,733	36,955
Federal and state income tax refunds receivable	59,841	-
Total current assets	122,603	240,088

Investments	36	36

Property, plant, equipment, and mining claims:
South Mountain Mines property	357,497	357,497
Equipment, net of accumulated depreciation	52,349	57,851
Mining leaseholds	19,500	19,500
Total property, plant, equipment and mining leaseholds	429,346	434,848

Total assets	$ 551,985	$ 674,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 63,684	$ 73,144
Stock subscriptions payable	15,000	-
Total current liabilities	78,684	73,144

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares
authorized; 14,769,580 and 14,764,580 shares issued and outstanding, respectively	14,770	14,765
Additional paid-in capital	1,562,987	1,561,492
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(867,463)	(737,436)
Total stockholders’ equity	473,301	601,828
Total liabilities and stockholders' equity	$ 551,985	$ 674,972

The accompanying notes are an integral part of these financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)

			During Exploration
			Stage
			1991
	Three Months Ended		Through
	March 31,		March 31,
	2009	2008	2009
Revenue:
Royalties, net	$ -	$ -	$ 328,500
Gain on sale of property and mining claims	-	-	2,576,112
Total revenue	-	-	2,904,612

Expenses:
Exploration expense	25,935	30,831	1,153,874
Legal and accounting	36,207	26,387	500,473
Management and administrative	122,260	97,735	1,335,174
Directors' fees and Professional services	-	2,646	631,691
Depreciation and depletion	5,502	4,357	95,494
Total expenses	189,904	161.956	3,716,706

Other income (expense):
Interest and dividend income	36	2,007	283,711
Interest expense	-	-	(27,706)
Gain on sale of securities	-	-	166,116
Adjustments for impairments of investments	-	-	(52,299)
Total other income (expense)	36	2,007	369,822
Net loss before income taxes	$ (189,868)	$ (159,949)	$ (442,272)
(Provision) Benefit for income taxes	59,841	-	(151,496)
Net loss	(130,027)	(159,949)	(593,768)
Treasury stock cancelled	-	-	(273,695)
Net loss	$ (130,027)	$ (159,949)	$ (867,463)

Net loss per common share	$ Nil	$ 0.01

Weighted average common
shares outstanding-basic	14,753,991	11,929,580

The accompanying notes are an integral part of these financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
			During Exploration Stage
			1991
	Three Months Ended		Through
	March 31,		March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$ (130,027)	$ (159,949)	$ (593,768)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	5,502	4,357	95,492
Common stock, warrants, and options issued
for services	1,500	-	140,855
Amortization of directors’ fees prepaid
with common stock	-	-	53,400
Gain on sale of mining claims	-	-	(2,576,112)
Gain on sale of other assets	-	-	(160,441)
Impairment loss on securities	-	-	52,299

Change in:
Prepaid expenses	11,222	(3,972)	(25,733)
Federal and state income tax refunds receivable	(59,841)	-	(59,841)
Accounts payable	(9,460)	16,347	49,116
Receivables	-	-	124,955
Net cash provided (used) by operating activities	181,104	(143,217)	(2,899,778)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of leasehold improvements	-	(854)	(19,500)
Purchase of equipment	-	(3,826)	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash provided (used) by investing activities	-	(4,680)	2,367,963

Cash flows from financing activities:
Proceeds from stock subscription	15,000	-	15,000
Proceeds from sale of common stock	-	-	707,000
Proceeds from exercise of stock options	-	-	57,800
Acquisition of treasury stock		-	(376,755)
Borrowing on related party note payable		-	241,500
Payments on related party note payable		-	(241,500)
Borrowing on line-of-credit		-	188,821
Repayments on line-of-credit		-	(188,821)
Net cash provided by financing activities	15,000	-	403,045

Net decrease in cash and cash equivalents	(166,104)	(147,897)	(128,770)

Cash and cash equivalents, beginning of period	203,133	499,777	165,799
Cash and cash equivalents, end of period	$ 37,029	$ 351,880	$ 37,029

The accompanying notes are an integral part of these financial statements.

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Statements of Cash Flows (Unaudited)
During Exploration Stage
1991
	Three Months Ended		Through
	March 31,		March 31,
	2009	2008	2009
Supplemental disclosures of cash flow information:

Stock issued to acquire equipment from related party	$ -	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Stock issued for prepaid directors fees	$ -	$ -	$ 53,400

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

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month ended March 31, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid short term investments with original maturities when acquired of three months or less to be cash and cash equivalents. The Company’s cash was held in a Merrill Lynch money market fund on March 31, 2009, which may not be covered by insurance of the Federal Deposit Insurance Corporation (“FDIC”).

Fair Values of Financial Instruments

SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 prioritizes the inputs into three levels that may be used to measure fair value:

•

Level 1: Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

•

Level 2: Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

•

Level 3: Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying amounts of financial instruments, including cash and cash equivalents, investments, prepaid expenses, income taxes receivable, accounts payable and accrued liabilities approximated their fair values as of March 31, 2009 and 2008.

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R), a revision of SFAS 123, “Share-based payment.” SFAS 123(R) requires all share-based payments to employees and directors, including grants of employee stock options, be measured at fair value and expensed in the statement of operations over the service period. See Note 3 for additional information. In addition to the recognition of expense in the financial statements, under SFAS 123(R), any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment of operating activity as presented in prior years.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. The dilutive effect of convertible and exercisable securities would be:

	March 31,	March 31,
For periods ended	2009	2008

Stock options	155,000	155,000
Warrants	2,885,000	0
Total possible dilution	3,040,000	155,000

For the periods ended March 31, 2009 and 2008, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

2.

Adopted and New Accounting Pronouncements

Adopted Accounting Pronouncements

On January 1, 2009, the Company adopted FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of FASB Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). For purposes of applying the FSP, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability in SFAS 159. This FSP deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company had previously adopted SFAS No. 157 on January 1, 2008. The adoption of FAS 157-2 did not have a material effect on the Company.

On January 1, 2009, the Company adopted FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material effect on the Company’s financial statements.

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It was effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement did not have a material effect on the Company’s financial statements.

On January 1, 2009, the Company adopted SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

2.

Adopted and New Accounting Pronouncements, continued

New Accounting Pronouncements

In April 2009, FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1 was issued to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2009, FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

3.

Income Taxes

The American Recovery and Reinvestment Act of 2009, signed into law on February 17, 2009, extended the carryback period for 2008 net operating losses from two up to five years for small businesses. As such, the tax net operating loss for 2008 was carried back to 2005 and resulted in a current income tax benefit and associated receivable at March 31, 2009 of $59,841.

4.

Stockholders’ Equity

On January 25, 2008, the Company changed the state of incorporation from Idaho to Nevada, changed the par value of common stock from $0.05 to $0.001 and increased the authorized shares to 200,000,000. The Company also authorized 5,000,000 shares of preferred stock with a par value of $0.0001. No preferred shares have been issued.

5.

Related Party Transactions

Other than contractual payments under employment agreements and expense reimbursements, the Company had no transactions with related parties.

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 2009. The following statements may be forward- looking in nature and actual results may differ materially.

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

The metals commodity markets showed signs of rebounding during the reporting period, although gold prices were generally strong due to the world monetary upset. The Company was able to meet all of its financial obligations. A private placement was initiated during the period, and is continuing into the second quarter. Although credit markets remained tight during the quarter, Management is optimistic that sufficient funding from various sources will be available as metal prices continue to recover and improve.

The Company maintains its offices in Boise, Idaho. This is the primary work area for the South Mountain Project and is utilized primarily by Pete Parsley and Eric Jones. Jim Collord will continue to work from his home office in Elko, Nevada as well as in the Boise office.

A discussion of activities conducted during the reporting period and the plan of operation follows for the Company and its wholly-owned subsidiaries, Thunder Mountain Resources, Inc. and South Mountain Mines, Inc.

1.

South Mountain Project, Owyhee County, Idaho (Thunder Mountain Resources, Inc. / South Mountain Mines, Inc.)

Field data gathered during the 2008 season continued to be interpreted during the reporting period. The information includes drill hole assay results, underground sampling and mapping and surface mapping and sampling, as well as a further evaluation of the regional geologic setting of South Mountain. The results of the drilling program and other activities were reported in the Company’s 2008 10-K filed in April, 2009.

The preliminary surface work completed late in the season on the leased ranch land to the south of the Company’s patented claim group has revealed a large surface gold anomaly in an intrusive breccia. The surface expression of this area of geologic interest is in excess of 4,000 feet long and up to 1,500 feet wide and roughly parallels the orientation of the sulfide replacement zone in the Laxey Marble. Rock chip samples with assay results of up to 0.047 ounce per ton were obtained from outcrops along the breccia, and a 24-sample orientation soil survey over breccia zone yielded anomalous results in 23 of the samples (with values of up to 331 parts per million gold).

Although this anomalous breccia zone is located approximately 2,000 to 2,500 feet south of the main Laxey Marble sulfide replacement mineralization, Management believes that it could be associated with a potentially mineralized intrusive that is not exposed at the surface. This is supported by the fact that the anomalous intrusive breccia zone exhibits “explosive” texture with multi-lithologic components that consists of multiple intrusive phases as well as fragments of silicified schist that is part of the metasediment package that outcrops in the area. In addition, the Laxey Marble and associated mineralization dips southward toward the area where a buried intrusive may be source of the mineralizing event.

Thin section work was completed by LTL Petrographics of Reno, Nevada. Examined sections included two sections from the core from drill hole DMEA 2, completed during the 2008 field season. Three of the sections were of the “explosive” breccia and associated adjacent luecogranite and showed a pervasive potassic alteration. This work further substantiates the geologic concept that there could be a buried mineralizing intrusive may be present at depth downdip of the Laxey Marble and below the “explosive” breccia.

Based on the interpretation of the 2008 data, an exploration plan has been developed to further test the downdip extension of the mineralization in the Laxey Marble, and to conduct detailed mapping and sampling the extent of the breccia target area. Once the additional geologic work has been completed, a minimum of two reverse circulation rotary drill holes are proposed to conduct a preliminary evaluation of the breccia.

In addition to the evaluation of the mineralized breccia zone, plans for additional drilling on the sulfide mineralization in the Laxey Marble are being developed. Utilization of a rotary rig to determine the geometry of this historically productive ore shoot would offer an inexpensive method to select targeted core holes.

During the reporting period, a lease was finalized on a third parcel of private land located in the target area situated to the south of the main mined area. The completion of this agreement covering approximately 56 acres brings the total private land under lease to approximately 545 acres, plus the 17 patented claims (326 acres) that the Company owns outright and 21 unpatented claims (290 acres) for a total of 1,161 acres controlled by the Company.

2.

Trout Creek Claims, Lander County, Nevada (Thunder Mountain Resources, Inc.)

No additional fieldwork was done during the reporting period on Thunder Mountain Resources’ Trout Creek Claim Group located in Lander County, Nevada. Preliminary discussions were made with an owner of claims in the general area regarding an exchange of data. Minor fieldwork will be conducted during the 2009 field season.

3.

Portland Claim Group, Mohave County, Arizona (Thunder Mountain Resources, Inc.)

During 2008 Thunder Mountain Resources, Inc. staked 19 unpatented mining claims totaling approximately 380 acres at the Portland property that is located approximately 30 miles northwest of Kingman, Arizona. The identified gold exploration target is along a detachment at the contact of basement Precambrian gneiss and overlying Tertiary volcanics. The first round of surface samples taken in 2008 of silicified rhyolite on the Portland Claim Group range from a trace to 1.35 ppm gold.

Additional surface mapping and sampling was conducted during the first quarter. This work advanced the geologic understanding of the area and the claim group. A total of four rock chip samples were collected that were all anomalous in gold (ranging from 0.68 ppm to 1.14 ppm).

4.

Gold Hill Claim Group, La Paz County, Arizona (Thunder Mountain Resources, Inc.)

Additional field work consisting of geologic mapping and sampling was conducted during the first quarter on this package of 22 unpatented mining claims staked in 2008. The claims cover an area that consists of Proterozoic gneiss with numerous metamorphic quartz veins with minor copper and gold. Along the eastern edge of a small embayment of alluvial cover, numerous prospect pits expose mineralized gneisses and quartzites that have been sheared along a low angle fault set that dips both to the east and west. This shear is considered to be part of a regional low-angle detachment fault between the ancient Proterozoic rocks and Paleozoic sediments.

The mapping conducted early in 2009 confirmed the structural setting. A total of 16 rock chip and channel samples were obtained during this round of work; all were anomalous in gold with values ranging 0.011 ppm to 26.8 ppm.

5.

West Tonopah Claim Group, Esmeralda County, Nevada (Thunder Mountain Gold, Inc.)

No additional work was completed on the Thunder Mountain Gold’s West Tonopah claim group located in Esmeralda County. District activity will be monitored, although the relatively low silver prices will continue to impact the amount activity in the area. Potential joint venture partners on the claim group will be sought during 2009.

6.

Clover Mountain Claim Group, Owyhee County, Idaho (Thunder Mountain Gold, Inc.)

Interpretation and refinement of the expanded soil sampling program completed at Clover Mountain in 2008 where an additional 215 soil samples were collected. This completed a soil grid spacing of 200 feet x 200 feet on the claim block. Anomalous gold values in the soils ranged from a trace to 783 ppb (0.023 ounces per ton).

The soil samples identified two distinct areas of anomalous gold mineralization with values greater than 20 ppb. The anomalies have a surface expression of approximately 1,000 feet x 400 feet and trend northeasterly parallel to observed structures and fracture sets. A 2,500 foot base metal soil anomaly is observed trending northwest proximal to rhyolite and rhyodacitic dikes which intrude the granitic stock.

This interesting target has generated interest from some of the major gold mining companies, and the plans for 2009 include the evaluation of potentially joint venturing the property.

Results of Operations:

The Company had no revenues and no production for the first calendar quarters of 2009 and 2008. Total expenses for the quarter ended March 31, 2009 increased by $27,948, or approximately 85%, to $189,904 compared with $161,956 for the quarter ended March 31, 2008, due largely to increased management and administrative expense during the quarter ended March 31, 2009.

Management and administrative costs in first quarter of 2009 increased by $24,525 over the first quarter of 2008, to $122,260 as of March 31, 2009, primarily as a result of the expanded work required to fully evaluate South Mountain Mines, Inc and its property. As a result of these increased expenses during the first quarter of 2009, the Company reported a net loss of $130,027 ($0.01 per share), compared to a net loss of $159,949 (Nil per share) in 2009. Net loss per share was based on weighted average number of shares of 14,753,991 for the quarter ended March 31, 2009 and 11,929,580 for the quarter ended March 31, 2009.

Liquidity and Capital Resources:

As of the end of the first quarter of 2009, the Company had working capital of approximately $43,919 and maintained its liquid assets in a Merrill Lynch tax-exempt cash management fund and in a Wells Fargo Bank account. The Company’s cash and cash equivalents balance at March 31, 2009 of $37,029 are considered adequate to meet its current and near-term corporate obligations.

At the end of the reporting quarter, the Company had no outstanding liabilities other than accounts payable of approximately $63,684 for normal trade activities and stock subscriptions payable of $15,000.

While the Company does not currently have cash sufficient to support an exploration program as extensive and ambitious as that undertaken during 2008, a scaled-back program can be employed to advance our exploration properties utilizing the following resources:

•

At March 31, 2009, we have $37,029 cash in our bank accounts.

•

A Federal tax refund due of $59,841.

•

We expect to close on at least $250,000 from our private placement financing in June 2009 to supplement the operating and exploration funds of the Company.

•

Reduction of our non-exploration monthly burn rate to a current level of approximately $25,000, which we believe leaves us with cash sufficient to support reduced company operations for the next 12 months.

•

Management and the Board have not undertaken plans or commitments that exceed the cash available to the Company. We do not include in this consideration any additional investment funds mentioned below. Management is committed to manage expenses of all types so as to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

•

Management continues to review the geologic understanding of its six properties. Information has been assembled on them in order to interest potential joint venture or strategic partners on them.

Despite the current credit and securities markets and worldwide economic downturn, we believe we can continue to attract investment dollars in coming months and years. The Company will also consider other sources of funding, including potential mergers or farm-out of some of its exploration properties.

For the quarter ended March 31, 2009, net cash used for operating activities was $181,104, consisting of our 2008 net operating loss reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities, most notably $59,841 provided by refunds for taxes paid in a prior year. Cash used in investing activities totaled $0, compared to cash used of $4,680 for the quarter ended March 31, 2008 to purchase equipment. Cash provided by financing activities for the quarter ended March 31, 2009 totaled $15,000 provided by sales of common stock compared with $0 for the quarter ended March 31, 2008.

Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. We have several options available for financing, our exploration programs, including raising additional funds from a second public offering, a private placement, mergers, and farm-outs or strategic partnerships.

In order to carry out the detailed expanded exploration work at South Mountain and other properties, the Company is currently undertaking a private placement which is targeted to close in April of 2009 for at least $250,000. Additional financing may be required to meet our exploration and corporate expenses incurred during the next 12 months.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

There is no established market for trading the Common Stock of the Company. The market for the Company’s common stock is limited, and as such shareholders may have difficulty reselling their shares when desired or at attractive market prices.  The Common Stock is not regularly quoted in the automated quotation system of any registered securities system or association.  The Common Stock of the Company is traded on the “over-the-counter” market maintained by the Financial Regulatory Authority (“FINRA”) and is listed on the OTC electronic bulletin board under the symbol of "THMG".  The Company’s common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

Item 4.

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

PART II. – OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On February 1, 2009, Thunder Mountain Gold, Inc. initiated a private offering of securities solely to accredited investors. The offering consisted of a minimum offering of 1,250,000 Units priced at $0.20 each. Each Unit consists of a share of common stock, $0.001 par value, and a warrant to purchase common stock for $0.40 per share. There are no registration rights granted in connection with the offering. The Company is authorized to retain a Placement Agent; however, there is no placement agent for the Private Placement as of the date of this report. A subscription of $15,000 was received by the Company during the first quarter of 2009, and no shares have yet been issued.

The offering is believed exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended.  The securities offered, and to be sold and issued in connection with the private placement have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration requirements.

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits

(a)

Documents which are filed as a part of this report:

Exhibits:

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Collord

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Collord

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

    /s/ E. James Collord

By __________________________________

E. James Collord

President and Chief Executive Officer

Date: May 15, 2009

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

       /s/ Eric T. Jones

By  ____________________________________

Eric T. Jones

Secretary/Treasurer and Chief Financial Accounting Officer

Date: May 15, 2009