Form 10-Q
period 2009-06-30
THUNDER MOUNTAIN GOLD INC
filed 2009-08-14
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number:  001-08429

THUNDER MOUNTAIN GOLD, INC.

(Exact name of Registrant as specified in its charter)

Nevada	91-1031015
(State or other jurisdiction of incorporation or organization)	(IRS identification No.)

1239 Parkview Drive
Elko, Nevada	89801
(Address of Principal Executive Offices)	(Zip Code)

(775) 738-9826
(Registrant’s Telephone Number, including Area Code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    No

Indicate by check mark whether the Registrant is  ☐  a large accelerated filer, ☐  an accelerated file, ☐  a non-accelerated filer, or  ☒   a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 14, 2009:    15,053,469

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Consolidated Balance Sheets, June 30, 2009 and December 31, 2008

3

Consolidated Statements of Operations for the three and six month periods ended June 30, 2009 and 2008 and for the exploration stage from 1991 through June 30, 2009

4

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and for the exploration stage from 1991 through June 30, 2009

5

Notes to Financial Statements

7

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

18

Item 4:  Controls and Procedures

18

PART II – OTHER INFORMATION

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 4:  Submission of Matters to a Vote of Security Holders

20

Item 5:  Other Information

20

Item 6:  Exhibits

20

Signatures

21

PART I – Financial Information

 Item 1.   Financial Statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
	(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$ 35,399	$ 203,133
Prepaid expenses and other assets	18,225	36,955
Federal and state income tax refunds receivable	59,841	-
Total current assets	113,465	240,088

Investments	36	36

Property, plant, equipment, and mining claims:
South Mountain Mines property	357,497	357,497
Equipment, net of accumulated depreciation	46,786	57,851
Mining leaseholds	41,510	19,500
Total property, plant, equipment and mining leaseholds	445,793	434,848

Total assets	$ 559,294	$ 674,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 58,846	$ 73,144
Deferred salaries	5,250	-
Related party payable	30,000	-
Stock subscriptions payable	76,000	-
Total current liabilities	170,096	73,144

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares
authorized; 15,053,469 and 14,764,580 shares issued and outstanding, respectively	15,054	14,765
Additional paid-in capital	1,603,803	1,561,492
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(992,666)	(737,436)
Total stockholders’ equity	389,198	601,828
Total liabilities and stockholders' equity	$ 559,294	$ 674,972

The accompanying notes are an integral part of these financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)

					During
					Exploration Stage
					1991
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
Revenue:
Royalties, net	$ -	$ -	$ -	$ -	$ 328,500
Gain on sale of property and mining claims	-	-	-	-	2,576,112
Total revenue	-	-	-	-	2,904,612

Expenses:
Exploration expense	15,137	17,593	41,072	48,424	1,169,011
Legal and accounting	17,618	35,736	53,825	62,123	518,091
Management and administrative	86,847	158,479	209,107	256,214	1,422,021
Directors' fees and Professional services	-	-	-	2,646	631,691
Depreciation	5,563	5,181	11,065	9,538	101,057
Total expenses	125,165	216,989	315,069	378,945	3,841,871

Other income (expense):
Interest and dividend income	2	1,285	37	3,292	283,712
Interest expense	(39)	-	(39)	-	(27,745)
Gain on sale of securities	-	-	-	-	166,116
Adjustments for impairments of investments	-	-	-	-	(52,299)
Total other income (expense)	(37)	1,285	(2)	3,292	369,784

Net loss before income taxes	$ (125,202)	$ (215,704)	$ (315,071)	$ (375,653)	$ (567,475)
(Provision) Benefit for income taxes	-	-	59,841	-	(151,496)
Net loss	(125,202)	(215,704)	(255,230)	(375,653)	(718,971)
Treasury stock cancelled	-	-			(273,695)
Comprehensive Income (loss)	$ (125,202)	$ (215,704)	$ (255,230)	$ (375,653)	$ (992,666)

Net loss per common share	$ 0.01	$ 0.02	$ 0.02	$ 0.03	$0.09

Weighted average common
shares outstanding-basic	14,845,230	11,968,547	14,799,863	11,942,935	11,149,587

The accompanying notes are an integral part of these financial statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)			During Exploration
			Stage, 1991
	Six Months Ended		Through
	June 30,		June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$ (255,230)	$ (375,653)	$ (718,972)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	11,065	9,538	101,057
Common stock, warrants, and options issued
for services	27,050	18,000	166,404
Amortization of directors’ fees prepaid
with common stock	-	-	53,400
Gain on sale of mining claims	-	-	(2,576,112)
Gain on sale of other assets	-	-	(160,441)
Impairment loss on securities	-	-	52,299

Change in:
Prepaid expenses	18,730	(39,663)	(18,225)
Federal and state income tax refunds receivable	(59,841)	-	(59,841)
Accounts payable	(14,298)	1,898	44,239
Deferred salaries	5,250	-	5,250
Receivables	-	-	124,955
Net cash used by operating activities	(267,274)	(385,880)	(2,985,987)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining claims	(22,010)	-	(41,510)
Purchase of equipment	-	(13,826)	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash provided (used) by investing activities	(22,010)	(13,826)	2,345,953

Cash flows from financing activities:
Proceeds from stock subscription	76,000	300,000	76,000
Proceeds from sale of common stock	-	-	707,000
Proceeds from exercise of stock options	15,550	-	73,350
Acquisition of treasury stock		-	(376,755)
Borrowing on related party note payable	30,000	-	271,539
Payments on related party note payable		-	(241,500)
Borrowing on line-of-credit		-	188,821
Repayments on line-of-credit		-	(188,821)
Net cash provided by financing activities	121,550	300,000	509,634

Net decrease in cash and cash equivalents	(167,734)	(99,706)	(130,400)

Cash and cash equivalents, beginning of period	203,133	499,777	165,799
Cash and cash equivalents, end of period	$ 35,399	$ 400,071	$ 35,399

The accompanying notes are an integral part of these financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
During Exploration
Stage, 1991
	Six Months Ended		Through
	June 30,		June 30,
	2009	2008	2009
Supplemental disclosures of cash flow information:

Stock issued to acquire equipment from related party	$ -	$ 11,850	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Stock issued for prepaid directors fees	$ -	$ -	$ 53,400

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

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

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

Reclassifications

Certain reclassifications have been made to conform prior years’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity (deficit.).

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

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid short term investments with original maturities when acquired of three months or less to be cash and cash equivalents. The Company’s cash was held in a Merrill Lynch money market fund on June 30, 2009, which may not be covered by insurance of the Federal Deposit Insurance Corporation (“FDIC”).

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

The carrying amounts of financial instruments, including cash and cash equivalents, investments, prepaid expenses, income taxes receivable, accounts payable and accrued liabilities approximated their fair values as of June 30, 2009 and 2008.

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

	June 30,	June 30,
For periods ended	2009	2008

Stock options	0	155,000
Warrants	2,885,000	100,000
Total possible dilution	2,885,000	255,000

For the periods ended June 30, 2009 and 2008, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

2.

Adopted Accounting Pronouncements, continued

In April 2009, the Company adopted FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1 which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 were effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the Company adopted FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the Company adopted FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The FSP was effective for interim and annual reporting periods ending after June 15, 2009. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

3.

Income Taxes

The American Recovery and Reinvestment Act of 2009, signed into law on February 17, 2009, extended the carryback period for 2008 net operating losses from two up to five years for small businesses. As a result, the tax net operating loss for 2008 was carried back to 2005 and resulted in a current income tax benefit and associated receivable at June 30, 2009 of $59,841.

4.

Stockholders’ Equity

On January 25, 2008, the Company changed the state of incorporation from Idaho to Nevada, changed the par value of common stock from $0.05 to $0.001 and increased the authorized shares to 200,000,000. The Company also authorized 5,000,000 shares of preferred stock with a par value of $0.0001. No preferred shares have been issued.

During the quarter ended June 30, 2009 155,000 options were exercised for which the Company received $15,550 in cash.  These options, granted in 2005 and 2006, contained an anti-dilution clause and resulted in 283,889 shares issued for the options exercised.  At June 30, 2009, the Company recognized share-based compensation for an officer and nonemployee director of $8,000 and $17,550, respectively, in Management and administration expense representing the fair value of stock calculated by comparing the fair value of the options pre and post modification to determine the incremental value.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

5.

Related Party Transactions

On June 26, 2009 the Board unanimously approved a resolution authorizing a bridge loan from E. James Collord, the Company’s CEO and a director, and Leta Mae Collord in the amount of $40,000 for funding and operational capital to meet the Company’s day to day operational needs.  The entire balance of the loan including interest is due in full no later than February 28, 2010.  As of June 30, 2009 the Company had borrowed $30,000 against the bridge loan and had accrued interest expense of $39.

On June 1, 2009 the Board unanimously approved a resolution authorizing a voluntary temporary reduction in salary for Eric Jones, the Company’s CFO and a director, from $75,000 to $12,000 per year in order to facilitate this season’s exploration goals and growth of the company.  As of June 30, 2009 the Company recorded $5,250 in deferred salaries.

6.

Subsequent events

On August 7, 2009, the Company closed a private offering of securities solely to accredited investors. The offering completed consisted of 375,000 Units priced at $0.20 each; each Unit consisting of a share of common stock, $0.001 par value, and a warrant to purchase common stock for $0.30 per share. As a result of completion of the offering, a total of 375,000 shares of common stock, $0.001 par value, and warrants to acquire 375,000 shares of common stock were issued to the purchasers. The Company had received $76,000 of subscriptions for this placement during the six months ended June 30, 2009. There were no registration rights granted in connection with the offering. No Placement Agent was used, and no commissions were paid.

No other events have occurred subsequent to the balance sheet date and through August 14, 2009, the date of filing the Company’s 10-Q for the quarter ended June 30, 2009 that would require adjustment to or disclosure in these financial statements or notes thereto.

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2009. The following statements may be forward- looking in nature and actual results may differ materially.

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

The Company was able to meet its immediate financial obligations during the second quarter. In an effort to conserve cash flow, officers agreed to salary reductions from a total of $17,400 per month to $12,150 per month. Eric Jones, the Company’s CFO and a director, agreed to a reduced salary of $1,000 per month until financial conditions improve.  Jim Collord, the Company’s President, CEO and a director, remained on a minimal salary of $1,000 per month, this marking one year at this rate.  Pete Parsley remained on full salary, but saw no increases.  A private placement initiated on February 1, 2009, remained open during the period, and continuing into the third quarter until terminated on August 7, 2009. However, management remains very optimistic that sufficient funding from outside sources will be available as metal prices continue to move higher.

The Company is still awaiting a tax refund from the Internal Revenue Service of approximately $59,000 that was delayed due to paperwork backlog.  In order to bridge the financial shortfall this caused, a loan of $40,000 was arranged between the Company and its President and his wife.

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

With the lease obtained in 2009 on a third parcel of private land located in the target area, situated to the south of the main mined area, the land package consists of approximately 56 acres.  This brings the total private land under lease to approximately 545 acres, plus the 17 patented claims (326 acres) that the Company owns outright and 21 unpatented claims (290 acres) for a total of 1,161 acres controlled by the Company.

Anomalous gold mineralization was discovered through rock chip sampling and a soil orientation survey on private land leased by the Company. All 20 rock chip samples obtained from outcrop and float in the mineralized area were anomalous with gold values ranging from 0.047 ppm to 5.81 ppm. In a 24-sample, 100-foot spaced soil orientation survey in one area resulted in 23 of the samples being anomalous with gold values ranging up to 0.31 ppm. All assays were completed by ALS Chemex in Elko, Nevada.

The gold mineralization occurs in a multi-lithic intrusive breccia that covers an area of at least 60 acres and is oriented parallel to copper, zinc, silver, gold, and lead mineralization at the main South Mountain located one-half mile to the north. The breccia has sub-angular fragments of sulfidized and potassically altered quartz monzonite and silicified fragments of metasediments.

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

Thunder Mountain Gold is systematically mapping and sampling the multi-lithic intrusive breccia areas at South Mountain to define the surface extent of the anomalous gold mineralization. The South Mountain property is a precious metals project, with base metal mineralization at the core. Work completed by the Company during 2008 demonstrated that there is a potential for deeper base metal-gold mineralization associated and a larger gold system surrounding the historic mine. An extensive sample soil geochemical survey over the target area is planned to be completed by fall of 2009.

2.

Trout Creek Claims, Lander County, Nevada (Thunder Mountain Resources, Inc.)

No additional fieldwork was done during the reporting period on Thunder Mountain Resources’ Trout Creek Claim Group located in Lander County, Nevada.

3.

Portland Claim Group, Mohave County, Arizona (Thunder Mountain Resources, Inc.)

No additional work was conducted on the 19 unpatented mining claims totaling approximately 380 acres at the Portland property that is located approximately 30 miles northwest of Kingman, Arizona.

4.

Gold Hill Claim Group, La Paz County, Arizona (Thunder Mountain Resources, Inc.)

No additional field work was conducted during the quarter on the 22 unpatented mining claims of the Gold Hill Claim Group in La Paz County, Arizona.

5.

West Tonopah Claim Group, Esmeralda County, Nevada (Thunder Mountain Gold, Inc.)

No additional work was completed on the Thunder Mountain Gold’s West Tonopah claim group located in Esmeralda County. District activity will be monitored. Potential joint venture partners on the claim group will be sought during 2009.

6.

Clover Mountain Claim Group, Owyhee County, Idaho (Thunder Mountain Gold, Inc.)

During 2008, Thunder Mountain Gold had completed a 215 sample soil geochemical survey on the Clover Mountain property located 30 miles southwest of Grand View in Owyhee County, Idaho.   Sampling conducted on 200’x 200’ grid spacing has defined two northeast tending soil anomalies with gold values ranging from 0.020 ppm to 0.873 ppm.  The gold anomalies are approximately 1,000’ in length and approximately 300’ in width.  The gold anomalies are associated with northeast trending structures with accompanying quartz stockwork veining in an exposure of Cretaceous/Tertiary granite.  A 2,500’ base metal soil anomaly is observed trending northwest proximal to rhyolite and rhyodacitic dikes which intrude the granitic stock.

Recent rock chip sampling within the area of the anomaly has identified quartz veining with gold values ranging from 3.6 ppm to 4.29 ppm.  Additional field work is planned for 2009 to define the limits of the anomalous quartz veins.

The Clover Mountain property consists of 40 unpatented mining claims totaling approximately 800 acres.  Gold mineralization appears to be associated with subtle stockwork quartz veining in a granitic stock which has been intruded by northeast and northwest trending rhyolitic dikes. The property is overlain by locally silicified rhyolitic tuff. Two confidentiality agreements have been signed with major mining companies that will be reviewing the Clover Mountain geology.

Results of Operations:

The Company had no revenues and no production for the second calendar quarters of 2009 and 2008. Total expenses for the quarter ended June 30, 2009 decreased by $91,824, or approximately 42%, to $125,165 compared with $216,989 for the quarter ended June 30, 2008, due largely to decreased management and administrative expense and legal and accounting expense during the quarter ended June 30, 2009. Management and administrative costs in second quarter of 2009 decreased by $71,632 over the second quarter of 2008, to $86,847 as of June 30, 2009, primarily as a reduction in Investor Relations costs, salary expense and an overall reduction in operations. Legal and accounting costs decreased by $18,118 over the second quarter of 2008, to $17,618 due to Sarbanes Oxley compliance costs recognized during the second quarter of 2008. As a result of these decreased expenses during the second quarter of 2009, the Company reported a net loss of $125,202 ($0.01 per share), compared to a net loss of $215,704 ($0.02 per share) in 2008. Net loss per share was based on weighted average number of shares of 14,845,230 for the quarter ended June 30, 2009 and 11,968,547 for the quarter ended June 30, 2008.

The Company had no revenues and no production for the six months ended June 30, 2009 and 2008. Total expenses for the quarter ended June 30, 2009 decreased by $63,876, or approximately 17%, to $315,069 compared with $378,945 for the six months ended June 30, 2008, due largely to decreases in management and administrative expense and legal and accounting expense during the six months ended June 30, 2009. Management and administrative costs in six months ended June 30, 2009 decreased by $47,107 over the six months ended June 30, 2008, to $209,107 as of June 30, 2009, primarily as a reduction in Investor Relations costs, salary expense and an overall reduction in operations.  Legal and accounting costs decreased by $8,298 over the six months ended June 30, 2008, to $53,825 due to Sarbanes Oxley compliance costs recognized during the second quarter of 2008. As a result of these decreased expenses during the six months ended June 30, 2009, the Company reported a net loss of $255,230 ($0.02 per share), compared to a net loss of $375,653 ($0.03 per share) for the comparable 2008 period. Net loss per share was based on weighted average number of shares of 14,799,863 for the six months ended June 30, 2009 and 11,942,935 for the six months ended June 30, 2008.

Liquidity and Capital Resources:

As of the end of the second quarter of 2009, the Company had a working capital deficit of approximately $56,631 and maintained its liquid assets in a Merrill Lynch tax-exempt cash management fund. The Company’s cash and cash equivalents balance at June 30, 2009 of $35,399 are considered inadequate to meet its current and near-term corporate obligations. Both during and subsequent to the quarter ended June 30, 2009, management was working with potential investors for placing additional equity in a private placement, and alternatively, negotiating with multiple companies in the industry to secure additional operating funds through joint ventures, mergers or other cooperative working arrangements.

At the end of the reporting quarter, the Company had total current liabilities of $170,096, consisting of $58,846 in trade accounts payable, $5,250 of deferred salary to a corporate officer, $30,000 payable under a bridge loan arrangement with a Company officer and $76,000 stock subscriptions payable.

While the Company does not currently have cash sufficient to support an exploration program as extensive and ambitious as that undertaken during 2008, a scaled-back program can be employed to advance our exploration properties utilizing the following resources:

•

At June 30, 2009, we have $35,399 cash in our bank accounts.

•

A Federal tax refund due of $59,841.

•

Reduction of our non-exploration monthly burn rate to a current level of approximately $20,000, which we believe leaves us with cash sufficient to support reduced Company operations for the next 12 months.

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

For the six months ended June 30, 2009, net cash used for operating activities was $267,274, consisting of our 2009 net operating loss reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities, most notably $59,841 that will be provided by refunds for income taxes paid in a prior year. This compares with $385,880 used by operations for the 2008 six month period. Cash used in investing activities totaled $22,010 to purchase mining leasehold interests, compared to cash used of $13,826 for the year ended June 30, 2008 to purchase equipment. Cash provided by financing activities for the six months ended June 30, 2009 totaled $121,550 consisting of $76,000 provided by sales of common stock, $15,550 provided by the exercise of stock options and $30,000 provided by short-term borrowings from a related party compared with $300,000 in proceeds from the sale of stock for the six months ended June 30, 2008.

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

In order to carry out the detailed expanded exploration work at South Mountain and other properties, the Company is currently pursuing sources of funding, including private placements, potential mergers or farm-out of some of its exploration properties. Additional financing may be required to meet our exploration and corporate expenses incurred during the next 12 months.

The Company owns outright the South Mountain Mine property in Owyhee County, Idaho that consists of 17 patented mining claims totaling approximately 326 acres, for which Management has recorded the property in the Company’s financial statements for $357,497.

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

Changes In Internal Controls Over Financial Reporting

During the period covered by this report, with the exception of the following improvements, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In an effort to reduce the severity of segregation of duties issues identified in the Company’s 2008 Form 10-K, and to add technical accounting expertise to its financial reporting processes, the Company expanded its engagement with an accounting firm include entry and review of accounting transactions and perform all quarterly close functions. The same firm has been preparing the Company’s financial statements, notes to the financial statements and the portions of Management’s Discussion and Analysis of its 10-K and 10-Q beginning in the second quarter of 2008.  Management believes this improvement to its internal controls over financial reporting will address the most serious aspects of a material weakness reported in the 2008 Form 10-K.

PART II. – OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On February 15, 2009, the Company initiated a private offering of securities solely to accredited investors. The offering consisted of a minimum offering of 1,250,000 Units priced at $0.20 each. Each Unit consists of a share of common stock, $0.001 par value, and a warrant to purchase common stock for $0.30 per share. There were no registration rights granted in connection with the offering. The Company was authorized to retain a Placement Agent; however, there was no placement agent for the Private Placement. A subscription of $76,000 was received by the Company during the six months ended June 30, 2009, but no shares or warrants had yet been issued as of the quarter then ended.

On August 7, 2009, the Company closed on the subscription funds received and terminated the offering.  The completed offering consisted of 375,000 Units priced at $0.20 each; each Unit consisting of a share of common stock, $0.001 par value, and a warrant to purchase common stock for $0.30 per share. As a result of completion of the offering, a total of 375,000 shares of common stock, $0.001 par value, and warrants to acquire 375,000 shares of common stock were issued to the purchasers.

In addition, during the 6 months ended June 30, 2009, the Company issued 5,000 shares of its unregistered common stock for services and 283,889 shares for the exercise of stock options.

The offering and the shares issued for services and option exercises are believed exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended.  The securities offered, and to be sold and issued in connection with the private placement have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration requirements.

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

Date: August 14, 2009

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

       /s/ Eric T. Jones

By  ____________________________________

Eric T. Jones

Secretary/Treasurer and Chief Financial Accounting Officer

Date: August 14, 2009