Form 10-Q
period 2009-09-30
THUNDER MOUNTAIN GOLD INC
filed 2009-11-13
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:  001-08429

THUNDER MOUNTAIN GOLD, INC.

(Exact name of Registrant as specified in its charter)

Nevada	91-1031015
(State or other jurisdiction of incorporation or organization)	(IRS identification No.)

5248 W. Chinden
Boise, ID	83714
(Address of Principal Executive Offices)	(Zip Code)

(208) 658-1037 (Registrant’s Telephone Number, including Area Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at November 11, 2009:    15,433,469

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Consolidated Balance Sheets, September 30, 2009 (unaudited) and December 31, 2008

3

Consolidated Statements of Operations for the three and nine month periods ended September 30, 2009 and 2008 and for the exploration stage from 1991 through September 30,2009 (unaudited)

4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and for the exploration stage from 1991 through September 30, 2009 (unaudited)

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

PART II – OTHER INFORMATION

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 4:  Submission of Matters to a Vote of Security Holders

20

Item 5:  Other Information

20

Item 6:  Exhibits

20

Signatures

21

PART I – Financial Information

Item 1.   Financial Statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
	(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$ 18,949	$ 203,133
Prepaid expenses and other assets	29,013	36,955
Total current assets	47,962	240,088

Investments	-	36

Property, plant, equipment, and mining claims:
South Mountain Mines property	357,497	357,497
Equipment, net of accumulated depreciation	41,161	57,851
Mining leaseholds	41,510	19,500
Total property, plant, equipment and mining leaseholds	440,168	434,848
Total assets	$ 488,130	$ 674,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 60,383	$ 73,144
Deferred salaries	21,000	-
Related party note payable	74,875	-
Total current liabilities	156,258	73,144

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares
authorized; 15,433,469 and 14,764,580 shares issued and outstanding, respectively	15,434	14,765
Additional paid-in capital	1,679,423	1,561,492
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(1,125,992)	(737,436)
Total stockholders’ equity	331,872	601,828
Total liabilities and stockholders' equity	$ 488,130	$ 674,972

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)

					During
					Exploration Stage
					1991
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
Revenue:
Royalties, net	$ -	$ -	$ -	$ -	$ 328,500
Gain on sale of property and mining claims	-	-	-	-	2,576,112
Total revenue	-	-	-	-	2,904,612

Expenses:
Exploration expense	16,213	161,450	57,285	209,874	1,185,224
Legal and accounting	25,424	56,783	79,249	118,906	543,515
Management and administrative	84,254	81,704	293,361	337,918	1,506,276
Directors' fees and Professional services	-	-	-	2,646	631,691
Depreciation and depletion	5,625	5,241	16,690	14,779	106,682
Total expenses	131,516	305,178	446,585	684,123	3,973,388

Other income (expense):
Interest and dividend income	2	2,841	39	6,133	283,714
Interest expense	(1,812)	-	(1,851)	-	(29,557)
Gain on sale of securities	-	-	-	-	166,116
Adjustments for impairments of investments	-	-	-	-	(52,299)
Total other income (expense)	(1,810)	2,841	(1,812)	6,133	367,974

Net loss before income taxes	(133,326)	(302,337)	(448,397)	(677,990)	(700,802)
(Provision) Benefit for income taxes	-	-	59,841	-	(151,496)
Net loss	(133,326)	(302,337)	(388,556)	(677,990)	(852,298)
Treasury stock cancelled	-	-			(273,694)
Comprehensive Income (loss)	$ (133,326)	$ (302,337)	$ (388,556)	$ (677,990)	$ (1,125,992)

Net loss per common share	$ 0.01	$ 0.02	$ 0.03	$ 0.05	$ 0.10

Weighted average common
shares outstanding-basic	15,041,769	13,577,107	14,881,384	13,431,811	11,411,150

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)			During Exploration Stage
			1991
	Nine Months Ended		Through
	September 30,		September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$ (388,556)	$ (677,990)	$ (852,298)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	16,690	14,779	106,682
Common stock, warrants, and options issued
for services	27,050	20,200	166,404
Amortization of directors’ fees prepaid
with common stock	-	-	53,400
Gain on sale of mining claims	-	-	(2,576,112)
Gain on sale of other assets	-	-	(160,441)
Impairment loss on securities	36	-	52,335

Change in:
Prepaid expenses	7,942	(35,770)	(29,013)
Federal and state income tax refunds receivable	-	194,581	-
Accounts payable	(12,761)	74,810	45,815
Deferred salaries	21,000	-	21,000
Receivables	-	-	124,955
Net cash used by operating activities	(328,599)	(409,390)	(3,047,273)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining claims	(22,010)	-	(41,510)
Purchase of equipment	-	(13,826)	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash provided (used) by investing activities	(22,010)	(13,826)	2,345,953

Cash flows from financing activities:
Proceeds from stock subscription	76,000	-	76,000
Proceeds from sale of common stock, net	-	522,000	707,000
Proceeds from exercise of stock options	15,550	-	73,350
Acquisition of treasury stock		-	(376,755)
Borrowing on related party note payable	95,000	-	336,500
Payments on related party note payable	(20,125)	-	(261,625)
Borrowing on line-of-credit		-	188,821
Repayments on line-of-credit		-	(188,821)
Net cash provided by financing activities	166,425	522,000	554,470

Net decrease in cash and cash equivalents	(184,184)	(98,784)	(146,850)

Cash and cash equivalents, beginning of period	203,133	499,777	165,799
Cash and cash equivalents, end of period	$ 18,949	$ 598,561	$ 18,949

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

During Exploration Stage
1991
	Nine Months Ended		Through
	September 30,		September 30,
	2009	2008	2009
Non-cash investing and financing activities:

Stock issued to acquire equipment from related party	$ -	$ 11,850	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Stock issued for prepaid directors fees	$ -	$ -	$ 53,400

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations

Business Operations

Thunder Mountain Gold, Inc. (“Thunder Mountain” or “the Company”) was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc. In April 1978, the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders and changed its name to Thunder Mountain Gold, Inc., with the primary goal to further develop their holdings in the Thunder Mountain Mining District, located in Valley County, Idaho. Thunder Mountain Gold, Inc. takes its name from the Thunder Mountain Mining District, where its principal lode mining claims were originally located. For several years, the Company’s activities were restricted to maintaining its property position and exploration activities. During 2005, the Company sold its holdings in the Thunder Mountain Mining District. During 2007, the Company acquired the South Mountain Mines property in southwest Idaho and initiated exploration activities on that property.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, Thunder Mountain Resources, Inc. All significant intercompany accounts and transactions have been eliminated and any significant related party transactions have been disclosed.

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also included in the ASC.  All other accounting guidance not included in the ASC is non-authoritative.  The ASC was effective for the Company interim quarterly period beginning July 1, 2009.  The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations of cash flows.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued:

Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

Reclassifications

Certain reclassifications have been made to conform to prior years’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

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

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid short term investments with original maturities when acquired of three months or less to be cash and cash equivalents. The Company’s cash was held in a Merrill Lynch money market fund on September 30, 2009, which may not be covered by insurance of the Federal Deposit Insurance Corporation (“FDIC”).

Fair Values of Financial Instruments

In September 2006, the ASC guidance for fair value measurements and disclosure was updated to define fair value, establish a framework for measuring fair value, and expand disclosure about fair value measurements.  The Company adopted the updated guidance for assets and liabilities measured at fair value on a recurring basis on January 1, 2008.  In February 2008, the FASB staff issued an update to the guidance which delayed the effective date for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company adopted the updated guidance for the Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis on January 1, 2009.

In April 2009, the guidance was further updated to provide additional guidance on determining fair value 2hen the volume and level of activity for the assets or liability have significantly decreased and identifying circumstances that indicate when a transaction is not orderly.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued:

In April 2009, the guidance for investments in debt and equity securities was updated to: (1) clarify the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired, (2) provide guidance on the amount of other-than-temporary impairment recognized for a debt in earnings and other security comprehensive income and (3) expand the disclosures required for other-than-temporary impairments for debt and equity securities.

Also in April 2009, the guidance for financial instruments was updated to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  Adoption of this updated guidance was required for the Company’s interim reporting period beginning April 1, 2009.

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

Mining Properties and Claims

The Company capitalizes costs for acquiring mineral properties and expenses costs to maintain mineral rights and leases as incurred.  Exploration costs are expensed in the period in which they occur. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

Income Taxes

The Company recognizes deferred income tax liabilities or assets at the end of each period using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company has evaluated all tax positions for open years and has concluded that it has no material unrecognized tax benefits.

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

1.

Summary of Significant Accounting Policies and Business Operations, continued:

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

Share-Based Compensation

The Company requires all share-based payments to employees and directors, including grants of employee stock options, be measured at fair value and expensed in the statement of operations over the service period. In addition to the recognition of expense in the financial statements, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment of operating activity as presented in prior years.

Net Loss Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. The dilutive effect of convertible and exercisable securities would be:

	September 30,	September 30,
For periods ended	2009	2008

Stock options	0	155,000
Warrants	2,885,000	2,875,000
Total possible dilution	2,885,000	3,030,000

For the periods ended September 30, 2009 and 2008, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

2.

Adopted Accounting Pronouncements

On January 1, 2009, the Company adopted a policy for Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of this statement did not have a material effect on the Company’s financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

2.   Adopted Accounting Pronouncements, Continued:

On January 1, 2009, the Company adopted a policy for Disclosures about Derivative Instruments and Hedging Activities, intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The adoption of this statement did not have a material effect on the Company’s financial statements.

On January 1, 2009, the Company adopted a Business combination policy which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This requires that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The adoption of this statement did not have a material effect on the Company’s financial statements.

In April 2009, the Company adopted a policy for the Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the Company adopted a policy for Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance for estimating fair value, when the volume and level of activity for the asset or liability have significantly decreased. This provides guidance on identifying circumstances that indicate a transaction is not orderly. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the Company adopted a policy for the Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The FSP was effective for interim and annual reporting periods ending after June 15, 2009. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

3.

Income Taxes

The American Recovery and Reinvestment Act of 2009, signed into law on February 17, 2009, extended the carryback period for 2008 net operating losses from two up to five years for small businesses. As a result, the tax net operating loss for 2008 was carried back to 2005 and resulted in an income tax refund of $59,841 received during the quarter ended September 30, 2009.

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

During the nine months ended September 30, 2009, 155,000 options were exercised for which the Company received $15,550 in cash.  These options, granted in 2005 and 2006, contained an anti-dilution clause and resulted in 283,889 shares issued for the options exercised.  During the nine months ended September 30, 2009, the Company recognized share-based compensation for an officer and nonemployee director of $8,000 and $17,550, respectively, in Management and administration expense representing the fair value of stock calculated by comparing the fair value of the options pre and post modification to determine the incremental value.

On August 7, 2009, the Company closed a private offering of securities solely to accredited investors. The offering consisted of 380,000 Units priced at $0.20 each; each Unit consisting of a share of common stock, $0.001 par value, and a warrant to purchase common stock for $0.30 per share. As a result of completion of the offering, a total of 380,000 shares of common stock, $0.001 par value, and warrants to acquire 380,000 shares of common stock were issued, 375,000 to purchasers and 5,000 for fees for services. The Company had received $75,000 of subscriptions for this placement and was credited $1,000 for service fees during the nine months ended September 30, 2009, that were satisfied by issuing shares of the Company’s common stock. There were no registration rights granted in connection with the offering. No Placement Agent was used, and no commissions were paid.

On August 10, 2009 the Board unanimously approved a resolution authorizing the re-pricing of the warrants issued to 28 investors during the period May 1, 2008 to July 17, 2008 who acquired Warrants priced at $0.40, and 9 investors during the period Feb. 1, 2009 to August 21, 2009, who acquired Warrants priced at $0.30. The offering is for Common Stock Purchase Warrants, exercisable at $0.15 per share, and exercisable only during the period September 21, 2009 through November 23, 2009, and exercisable only upon the condition that the recipient cancel, nullify, terminate, and deem expired, prior warrants purchased by designated shareholders during offerings conducted during the period May 1, 2008 to July 17, 2008, and during the period Feb. 1, 2009 to August 21, 2009 (the “RP Warrants”). If the RP Warrants are not exercised, the warrants previously offered and sold during the period May 1, 2008 to July 17, 2008, and during the period Feb. 1, 2009 to August 21, 2009 will remain unchanged.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

5.

Related Party Transactions

On June 26, 2009 the Board unanimously approved a resolution authorizing a bridge loan from E. James Collord, the Company’s CEO and a director, and Leta Mae Collord in the amount of $40,000 for funding and operational capital to meet the Company’s day to day operational needs.  The entire balance of the loan including interest is due in full no later than February 28, 2010.  As of September 30, 2009 the Company had borrowed $39,255 against the bridge loan and had accrued interest expense of $183.

On June 1, 2009 the Board unanimously approved a resolution authorizing a voluntary temporary reduction in salary for Eric Jones, the Company’s CFO and a director, from $75,000 to $12,000 per year in order to facilitate this season’s exploration goals and growth of the company.  As of September 30, 2009 the Company had recorded $21,000 in deferred salaries.

Of the 375,000 shares of stock issued in connection with the August 7, 2009 placement, the following shares were issued to related parties:

Name	Units	Amount
Kay Meier	50,000	$10,000
Charles A. Cleveland	25,000	$5,000
E. James Collord	100,000	$20,000
Eric T. Jones	25,000	$5,000

On August 10, 2009 the Board unanimously approved a resolution authorizing a second bridge loan from E. James Collord, the Company’s CEO and a director, and Leta Mae Collord in the amount of $50,000 for funding and operational capital to meet the Company’s day to day operational needs.  The entire balance of the loan including interest was due upon receipt of the IRS refund.  As of September 30, 2009 the balance of the loan was $35,000 and had accrued interest expense of $437.

6.

Subsequent events

On October 9, 2009 Jim Collord converted 30,000 of warrants purchased in the private placement which closed August 7, 2009 to 30,000 shares of common stock at the re-priced rate of $0.15 per share for a total cost of $4,500 which was used to reduce the amount of the $50,000 bridge loan.

No other events have occurred subsequent to the balance sheet date and through November 13, 2009, the date of filing the Company’s 10-Q for the quarter ended September 30, 2009 that would require adjustment to or disclosure in these financial statements or notes thereto.

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2009. The following statements may be forward- looking in nature and actual results may differ materially.

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

The Company was able to meet its immediate financial obligations during the third quarter. In an effort to manage cash flow, officers continued their salary reductions from a total of $17,400 per month to $12,150 per month. Eric Jones and Jim Collord remained on a minimal salary of $1,000 per month until financial conditions improve. Jim Collord has been at this salary rate for fifteen months as of the end of the reporting period.  Eric Jones reduced his salary starting in June 2009 and remained at that rate until the end of the period at which time his salary was raised to 100% ($100,000 per year).  Pete Parsley remained on full salary ($108,000 per year), but saw no increases.

A private placement initiated on February 1, 2009, was closed during the period on August 7, 2009 in which a total of $75,000 was raised. On September 21, 2009, we initiated an offering of Common Stock Purchase Warrants, limited to certain existing shareholders.

Management remains very optimistic that sufficient funding from outside sources will be available as metal prices continue move higher, and as additional information from the Company`s on-going exploration activities becomes available.

During the quarter, the Company signed a Letter of Intent (LOI) on September 10, 2009, with Kenai Resources Ltd. (KAI.V), a Canadian Company. The purpose of the LOI was to form a business combination in a cross-border transaction that would give Thunder Mountain Gold exposure to the Toronto Stock Exchange – Venture Exchange, where the Company will have access to a broader market for attracting capital. The LOI and associated terms can be viewed on line at www.SEC.gov, or at the Company`s website – www.thundermounataingold.com. Pursuant to the LOI, Kenai may provide up to $200,000 to the Company to offset merger expenses and to help fund ongoing expenses.  A first tranche of $50,000 was received by the Company in October 2009.

The Company received a tax refund from the Internal Revenue Service of $59,841 on September 11, 2009.  The refund had been delayed due to Internal Revenue Service paperwork backlog. In anticipation of such tax refund, our President and his wife provided a short term bridge loan of $55,000; of which $20,000 was repaid when the tax refund was received. The balance of the bridge loan is expected to be repaid in the end of November 2009.

The Company maintains its offices in Boise, Idaho. It is utilized primarily by Pete Parsley and Eric Jones. Jim Collord will continue to work from his home office in Elko, Nevada as well as in the Boise office.

A discussion of activities conducted during the reporting period and the plan of operation follows for the Company and its wholly-owned subsidiaries, Thunder Mountain Resources, Inc. and South Mountain Mines, Inc.

1.

South Mountain Project, Owyhee County, Idaho (Thunder Mountain Resources, Inc. / South Mountain Mines, Inc.)

Field work continued during the third quarter to better define the anomalous gold mineralization in the intrusive breccia area to the south of the main part of the South Mountain Mine. Systematic mapping and sampling of the multi-lithic intrusive breccia areas at South Mountain were advanced in order to define the surface extent of the anomalous gold mineralization. An extensive soil geochemical survey over the target area was laid out, and priority geologic targets were completed during the reporting period.

The anomalous gold at South Mountain was initially discovered through rock chip sampling and a soil orientation survey on private land leased by the Company. The gold mineralization occurs in a multi-lithic intrusive breccia located approximately 2,500’ south of the main sulfide replacement mineralization, and covers an area of at least 60 acres.  Rock chip samples obtained from outcrop and float in the mineralized area were anomalous with gold values ranging from 0.047 ppm to 5.81 ppm. A 24-sample, 100’ spaced soil orientation survey resulted in anomalous gold values ranging from a trace to 0.31 ppm. All assays were completed by ALS Chemex.

In addition to Company’s work, two large North American gold producers conducted work on the property during the period to evaluate the gold potential of the intrusive breccia gold mineralization as well as the viability of a replacement sulfide underground mine. A smaller, well-funded Canadian company conducted extensive due diligence on the underground polymetallic resource with the objective of finding a small mine that could be put into production within a short timeframe.  They advanced and offer to joint venture the property, but negotiations were placed on hold until the Kenai merger has advanced further.

Field work conducted by the other companies, which includes sampling, mapping, and modeling, will be incorporated by the Company into the overall South Mountain data package. In conjunction with the LOI signed with Kenai Resources Ltd. mentioned above, the Company is preparing to upgrade the South Mountain Technical Report to a NI 43-101 compliant resource report.  Two bids for completion of this work were received and evaluated. Greg Wittman, a qualified person working in the Boise area, was selected to complete the report.  It is expected that the work will be completed by the end of 2009 or early 2010.

The Company’s land package at South Mountain consists of a total of private land under lease to approximately 542 acres, the original 17 patented claims (326 acres) that the Company owns outright plus and 21 unpatented claims (290 acres) for a total of approximately 1,158 acres.

2.

Trout Creek Claims, Lander County, Nevada (Thunder Mountain Resources, Inc.)

No additional fieldwork was done during the reporting period on Thunder Mountain Resources’ Trout Creek Claim Group located in Lander County, Nevada.

3.

Portland Claim Group, Mohave County, Arizona (Thunder Mountain Resources, Inc.)

No additional fieldwork was done during the reporting period on the 19 unpatented mining claims totaling approximately 380 acres at the Portland property.  The Portland property is located approximately 30 miles northwest of Kingman, Arizona.

4.

Gold Hill Claim Group, La Paz County, Arizona (Thunder Mountain Resources, Inc.)

No additional field work was conducted during the quarter on the 22 unpatented mining claims of the Gold Hill claim group in La Paz County, Arizona.

5.

West Tonopah Claim Group, Esmeralda County, Nevada (Thunder Mountain Gold, Inc.)

No additional work was completed during the quarter on the West Tonopah claim group located in Esmeralda County, Nevada.  The West Tonopah claim group consists of eight unpatented claims located 1.5 miles southwest of Tonopah, Nevada.

6.

Clover Mountain Claim Group, Owyhee County, Idaho (Thunder Mountain Gold, Inc.)

The Clover Mountain property consists of 40 unpatented mining claims totaling approximately 800 acres located 30 miles southwest of Grand View in Owyhee County, Idaho. Two major mining companies signed confidentiality agreements with Thunder Mountain Gold in early 2009 in order to look at the potential of this prospect. These mining companies have since visited the site and are currently reviewing the Clover Mountain geology and sampling results.

Recent rock chip sampling within the area of the anomaly has identified quartz veining with gold values ranging from 3.6 ppm to 16.5 ppm. Additional sampling conducted on 200’x 200’ grid spacing has defined two northeast tending soil anomalies with gold values ranging from 0.020 ppm to 0.873 ppm Au.  The gold anomalies are approximately 1,000’ in length and approximately 300’ in width.  The gold anomalies are associated with northeast trending structures with accompanying quartz stockwork veining in an exposure of Cretaceous/Tertiary granite.  A 2,500’ base metal soil anomaly is observed trending northwest proximal to rhyolite and rhyodacitic dikes which intrude the granitic stock. Additional field work in 2010 may include exploration drilling this prospective target.

Results of Operations:

The Company had no revenues and no production for the third calendar quarters of 2009 and 2008. Total expenses for the quarter ended September 30, 2009 decreased by $173,662, or approximately 43%, to $131,516 compared with $305,178 for the quarter ended September 30, 2008, due largely to decreased exploration expenses and overall operating expenses during the quarter ended September 30, 2009. Exploration expense decreased by $145,237, due to the limited exploration program during 2009, as compared to the same period in 2008. As a result of these decreased expenses during the third quarter of 2009, the Company reported a net loss of $133,326 ($0.01 per share), compared to a net loss of $302,337 ($0.02 per share) in 2008. Net loss per share was based on weighted average number of shares of 15,041,769 for the quarter ended September 30, 2009 and 13,577,107 for the quarter ended September 30, 2008.

Liquidity and Capital Resources:

As of the end of the third quarter of 2009, the Company had a working capital deficit of approximately $108,296 and maintained its liquid assets in a Merrill Lynch tax-exempt cash management fund. The Company’s cash and cash equivalents balance at September 30, 2009 of $18,949 are considered inadequate to meet its current and near-term corporate obligations. Both during and subsequent to the quarter ended September 30, 2009, Management was actively seeking additional equity financing, and alternatively, negotiating with multiple companies in the industry to secure additional operating funds through joint ventures, mergers or other cooperative working arrangements. The LOI with Kenai Resources Ltd is a result of management’s efforts in this regard.

During the quarter, the Company signed a LOI on September 10, 2009, with Kenai Resources Ltd. (KAI.V), a Canadian Company. The terms of the LOI provide that Kenai may provide up to $200,000 to the Company to offset merger expenses and to help fund ongoing expenses. Kenai did provide an initial tranche of $50,000, which was received by the Company in October 2009.

At the end of the reporting quarter, the Company had total current liabilities of $156,258, consisting of $60,383 in trade accounts payable, $21,000 of deferred salary to a corporate officer and $74,875 payable under two bridge loan arrangements with a Company.

While the Company`s cash position was not  sufficient to support an exploration program as extensive and ambitious as that undertaken during 2008, a scaled-back program was  employed to advance our exploration properties – mostly  utilizing the following resources:

•

At September 30, 2009, the Company had $18,949 cash in its bank accounts.

•

Reduction of our non-exploration monthly burn rate to a current level of approximately $22,000, which the Company believes leaves it with cash sufficient to support reduced Company operations for the next 12 months.

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

The Company will also consider other sources of funding, including potential mergers or farm-out of some of its exploration properties.  As an additional source of funding, on September 21, 2009, we initiated an offering of Common Stock Purchase Warrants. The offering is limited to existing shareholders who acquired common stock and warrants during the period May 1, 2008 to July 17, 2008, and during the period Feb. 1, 2009 to August 21, 2009.  The Common Stock Purchase Warrants are exercisable for $0.15 per share and exercisable only during the period September 21, 2009 through November 23, 2009; and require the recipient to cancel, nullify and otherwise terminate prior warrants purchased by the designated shareholders.

The Company closed a private offering of securities solely to accredited investors on August 7, 2009. The offering completed consisted of 375,000 Units priced at $0.20 each; each Unit consisted of a share of common stock, $0.001 par value, and a warrant to purchase common stock for $0.30 per share. As a result of completion of the offering, a total of 375,000 shares of common stock, $0.001 par value, and warrants to acquire 375,000 shares of common stock were issued to the purchasers. The Company received $76,000 of subscriptions for this placement during the nine months ended September 30, 2009. There were no registration rights granted in connection with the offering. No Placement Agent was used, and no commissions were paid.

For the nine months ended September 30, 2009, net cash used for operating activities was $328,599, consisting of our 2009 net operating loss reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities, most notably $59,841 that was provided by refunds for income taxes paid in a prior year. This compares with $409,390 used by operations for the 2008 nine month period. Cash used in investing activities totaled $22,010 to purchase mining leasehold interests, compared to cash used of $13,826 for the year ended September 30, 2008 to purchase equipment. Cash provided by financing activities for the nine months ended September 30, 2009 totaled $166,425 consisting of $76,000 provided by sales of common stock, $15,550 provided by the exercise of stock options and $95,000 provided by short-term borrowings from a related party compared with $522,000 in proceeds from the sale of stock for the nine months ended September 30, 2008.

The Company’s future liquidity and capital requirements will depend on many factors, including timing, cost and progress of its exploration efforts, evaluation of, and decisions with respect to, its strategic alternatives, and costs associated with the regulatory approvals. The Company has several options available for financing its exploration programs, including raising additional funds from its LOI with Kenai Resources, a private placement, mergers, and farm-outs or strategic partnerships.

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

In an effort to reduce the severity of segregation of duties issues identified in the Company’s 2008 Form 10-K, and to add technical accounting expertise to its financial reporting processes, the Company expanded its engagement with an accounting firm include entry and review of accounting transactions and perform all quarterly close functions. The same firm has been preparing the Company’s financial statements, notes to the financial statements and the portions of Management’s Discussion and Analysis of its Form 10-K and Form 10-Q beginning in the second quarter of 2008.  Management believes this improvement to its internal controls over financial reporting will address the most serious aspects of a material weakness reported in the 2008 Form 10-K.

PART II. – OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On February 15, 2009, the Company initiated a private offering of securities solely to accredited investors. The offering consisted of a minimum offering of 1,250,000 Units priced at $0.20 each. Each Unit consists of a share of common stock, $0.001 par value, and a warrant to purchase common stock for $0.30 per share. There were no registration rights granted in connection with the offering. The Company was authorized to retain a Placement Agent; however, there was no placement agent for the Private Placement. A subscription of $76,000 was received by the Company during the nine months ended September 30, 2009, but no shares or warrants had yet been issued as of the quarter then ended.

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

On September 21, 2009, Thunder Mountain Gold, Inc. initiated an offering of Common Stock Purchase Warrants. The offering is limited to certain existing shareholders who acquired common stock and warrants sold to 28 investors during the period May 1, 2008 to July 17, 2008, and 9 investors during the period Feb. 1, 2009 to August 21, 2009.  The Common Stock Purchase Warrants are exercisable for $0.15 per share, exercisable only during the period September 21, 2009 through November 23, 2009; and require the recipient to cancel, nullify and otherwise terminate prior warrants purchased by the designated shareholders. If the  Common Stock Purchase Warrants are not exercised, the warrants previously purchased by such investor during the prior offering period May 1, 2008 to July 17, 2008  or  Feb. 1, 2009 to August 21, 2009, remain unchanged. The offering is believed exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended. No registration rights have been granted as part of this offering.

In addition, during the nine months ended September 30, 2009, the Company issued 5,000 shares of its unregistered common stock for services and 283,889 shares for the exercise of stock options.

The Company believes that any offering or issuances of securities are believed exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended.  The securities offered, and to be sold and issued in connection with the private placements described above have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

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

Date: November 13, 2009

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

       /s/ Eric T. Jones

By  ____________________________________

Eric T. Jones

Secretary/Treasurer and Chief Financial Accounting Officer

Date: November 13, 2009