Form 10-K
period 2009-12-31
THUNDER MOUNTAIN GOLD INC
filed 2010-03-31
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number: 001-08429

Thunder Mountain Gold, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	91-1031015
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5248 W. Chinden Blvd.
Garden City, Idaho	83714
(Address of Principal Executive Offices)	(Zip Code)

(208) 658-1037

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common stock, Par Value $0.001

                    (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No o

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

      Large Accelerated Filer ☐

 Accelerated Filer ☐

 Non-Accelerated Filer ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $2,709,624 as of June 30, 2009

The number of shares of the Registrant’s Common Stock outstanding as of March 15, 2010 was 18,892,880.

Documents Incorporated by Reference:  None.

THUNDER MOUNTAIN GOLD, INC.

Form 10-K

December 31, 2009

PART I

3

ITEM 1 - DESCRIPTION OF BUSINESS

3

ITEM 1A - RISK FACTORS

4

ITEM 1B - UNRESOLVED STAFF COMMENTS

7

ITEM 2 - DESCRIPTION OF PROPERTIES

7

ITEM 3 - LEGAL  PROCEEDINGS

11

ITEM 4 - RESERVED

11

PART II

12

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

12

ITEM 6 - SELECTED FINANCIAL DATA

13

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

13

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

18

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

19

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

39

ITEM 9A(T) - CONTROLS AND PROCEDURES

39

ITEM 9B - OTHER INFORMATION

40

PART III

41

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

41

ITEM 11 - EXECUTIVE COMPENSATION

44

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

45

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

46

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

48

PART IV

49

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

49

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

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes thereto for the fiscal year ending December 31, 2009.  The following statements may be forward looking in nature and actual results may differ materially.

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

Change in Situs and Authorized Capital

The Company moved its situs from Idaho to Nevada, but maintains its corporate offices in Garden City, Idaho. On December 10, 2007, articles of incorporation were filed with the Secretary of State in Nevada for Thunder Mountain Gold, Inc., a Nevada Corporation.  The Directors of Thunder Mountain Gold, Inc. (Nevada) were the same as for Thunder Mountain Gold, Inc. (Idaho).

On January 25, 2008, the shareholders approved the merger of Thunder Mountain Gold, Inc. (Idaho) with Thunder Mountain Gold, Inc. (Nevada), which was completed by a share for share exchange of common stock. The terms of the merger were such that the Nevada Corporation was the surviving entity.  The number of authorized shares for the Nevada Corporation is 200,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.0001 per share.

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

Subsidiary Companies

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

ITEM 1A - RISK FACTORS

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

We have no proven reserves.

We have no proven reserves at any of our properties. We only have indicated and inferred, along with assay samples at South Mountain; and assay samples at some of our other exploration properties.

We will likely need to raise additional capital to continue our operations, and if we fail to obtain the capital necessary to fund our operations, we will be unable to continue our exploration efforts and may have to cease operations.

At December 31, 2009, we had cash and cash equivalents of $266,207.  We are planning to raise additional funds in 2010 to meet our current operating and capital requirements for the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For the year ended December 31, 2009 net cash used for operating activities was $519,496.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from public offerings, private placements or loans.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to perform an evaluation of our internal controls over financial reporting. In 2010 and future years we will be required to have our independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. We have prepared an internal plan of action for compliance with the requirements of Section 404, and have completed our effectiveness evaluation. We have reported two material weaknesses in our internal controls over financial reporting, and we cannot guarantee that we will not have any material weaknesses as reported by our independent registered public accounting firm. Continuing compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If our independent registered public accounting firm cannot attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

ITEM 1B - UNRESOLVED STAFF COMMENTS

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

West Tonopah Claim Group, Esmeralda County, Nevada

Eight unpatented lode mining claims totaling approximately 160 acres in the Tonopah Mining district of Esmeralda County, Nevada were located by the Company in 2007.  The claims are situated on what has been interpreted to be the offset portion of the “West End” and “Ohio” Veins along the south limb of the Tonopah District West End Rhyolite intrusive dome.  The target is projected to be 500 to 800 feet deep and could initially be tested by surface drilling.  The typical veins historically mined in this area were 10-20 feet thick, with localized ore shoots up to 50 feet thick.  Grades historically mined in the area were 15 to 20 ounces per ton (opt) silver and 0.15 to 0.20 ounce per ton (opt) gold.  There is approximately 3,000 feet of relatively unexplored strike length.

Clover Mountain Claim Group, Owyhee County, Idaho

A geologic reconnaissance program in the fall of 2006 identified anomalous gold, silver, and other base metals in rock chips and soils at Clover Mountain.  In February 2007 the Company located the Clover Mountain claim group consisting of 40 unpatented lode mining claims totaling approximately 800 acres.  Mineralization appears to be associated with stockwork veining in a granitic stock which has been intruded by northeast and northwest-trending rhyolitic dikes.  The property is overlain by locally silicified rhyolitic tuff.

Follow-up rock chip sampling within the area of the anomaly has identified quartz veining with gold values ranging from 3.6 part per million (ppm) to 16.5 ppm.  A soil sample program consisting of 215 samples was conducted on 200’x 200’ grid spacing which defined two northeast tending soil anomalies with gold values ranging from 0.020 ppm to 0.873 ppm Au.  The gold anomalies are approximately 1,000’ in length and approximately 300’ in width. The gold anomalies are associated with northeast trending structures with accompanying quartz stockwork veining in an exposure of Cretaceous/Tertiary granite.  A 2,500’ base metal soil anomaly is observed trending northwest proximal to rhyolite and rhyodacitic dikes which intrude the granitic stock. No work was completed on the claim group in 2009, but additional field work is warranted in the future that may include backhoe trenching and sampling in the significantly anomalous area followed by exploration drilling.

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

The Trout Creek target is based on a regional gravity anomaly on a well-defined northwest-southeast trending break in the alluvial fill thickness and underlying bedrock.  Previous geophysical work in the 1980s revealed a airborne magnetic anomaly associated with the same structure, and this was further verified and outlined in 2008 by Company personnel using a ground magnetometer. The target is covered by alluvial fan deposits of unknown thickness shed from the adjacent Shoshone Range, a fault block mountain range composed of Paleozoic sediments of both upper and lower plate rocks of the Roberts Mountains thrust. The geophysical anomaly could define a prospective and unexplored target within a well mineralized region.

Portland Claim Group, Mohave County, Arizona

In 2008 Thunder Mountain Resources, Inc. located 19 unpatented mining claims totaling approximately 380 acres at the Portland property located approximately 30 miles northwest of Kingman, Arizona.  The identified gold exploration target is along a detachment at the contact of basement Precambrian gneiss and overlying Tertiary volcanics.  Surface samples of silicified rhyolite on the Portland Claim Group range from a trace to 1.35 ppm gold.  The alteration and anomalous mineralization is interpreted to be leakage along vertical structures from a potentially mineralized detachment similar to the Portland 1980s open pit mine located approximately 7,500 feet east of the claim group.

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

South Mountain Project, Owyhee County, Idaho

The South Mountain Project consists of 17 patented mining claims totaling approximately 326 acres owned outright by Thunder Mountain Resources, Inc.  In addition, the Company has negotiated three leases on private ranch parcels with mineral rights and one patented claim that total approximately 542 additional acres.  Thunder Mountain Resources also staked 21 unpatented mining claims totaling approximately 290 acres to cover BLM-managed land that is situated between the various private parcels.  All holdings are located in the South Mountain Mining District, Owyhee County, Idaho.

In 2008, Kleinfelder West, Inc., a nationwide engineering and consulting firm, completed a technical report “Resources Data Evaluation, South Mountain Property, South Mountain Mining District, Owyhee County, Idaho”. The technical report was commissioned by Thunder Mountain Resources, Inc. to evaluate all the existing data available on the South Mountain property.  Kleinfelder utilized a panel modeling method using this data to determine potential mineralized material remaining and to make a comparison with the resource determined by South Mountain Mines in the mid-1980s.

Additional drilling and sampling will be necessary before the resource can be classified as a mineable reserve, but Kleinfelder West’s calculations provided a potential resource number that is consistent with South Mountain Mines’ (Bowes 1985) reserve model.

During the 2008 field season two core drill holes were drilled to test the downdip extension of the sulfide mineralization in the main mine area, one on the DMEA2 ore shoot and one on the Texas ore shoot.  The DMEA 2 target was successful, with two distinct sulfide zones totaling 30 feet being encountered in an overall altered and mineralized intercept of approximately 73 feet.  The samples over the entire intercept were detail sampled over the entire 73 feet resulting in a total of 34 discrete sample intervals ranging from 0.5 to 3.7 feet.  The samples cut at the Company’s office in Garden City, Idaho and Company personnel delivered the samples to ALS Chemex preparation lab in Elko, Nevada.    The analytical results showed two distinct zones of strong mineralization.

Interval Weighted Average	Gold Fire Assay (ounce per ton)	Silver Fire Assay (ounce per ton)	Zinc (%)	Copper ( %)	Lead ( %)
657 - 669.5 (12.5 feet)	0.066	1.46	7.76	0.276	0.306
687 – 704.5 (17.5 feet)	0.129	1.89	2.18	0.183	0.152

These intercepts are down dip approximately 300 feet below of the DMEA 2 mineralized zone encountered in Sonneman Level tunnel, and 600 feet below the DMEA 2 zone on the Laxey Level tunnel.  The tenor of mineralization the DMEA 2 on the Sonneman is similar to that intercepted in the core hole, including two distinct zones with differing grades.

The second drill hole, TX-1, was designed to test the Texas Ore Shoot approximately 300 feet down dip of the Sonneman Level.  The small core hole achieved a depth of 1250 feet, but deviated parallel to the bedding and the targeted carbonate horizon was not intercepted.

Late in 2009, the Company contracted with Gregory P. Wittman (a Qualified Person under Canadian regulations) of Northwestern Groundwater & Geology to incorporate all the new drill and sampling data into a 43-101 Technical Report.  This report would be needed as part of the Company’s efforts to obtain a listing on the TSX Venture Exchange in 2010.  This work was ongoing at the end of the reporting period.

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
15½°
0 5 10 15 20 25 miles
0 5 10 15 20 25 30 35 40 km

Location Map of South Mountain and Clover Mountain Projects

A multi-lithic intrusive breccia outcrop was identified and sampled in 2008 on property leased by the Company.  This large area, approximately one mile long and one-half a mile wide, is located several thousand feet south of the main mine area.  The intrusive breccia is composed of rounded to sub-rounded fragments of altered intrusive rock and silicified fragments of altered schist and marble.  Initial rock chip samples from the outcrop area ranged from 0.49 ppm to 1.70 ppm gold, and follow-up outcrop and float sampling in 2009 yielded gold values ranging from 0.047 ppm to 5.81 ppm.  A first pass orientation soil survey completed in 2008 was conducted near the “discovery’ breccia outcrop at a spacing of 100 feet over a distance of 800 feet east/west and 1,000 feet north/south.  The soil assays ranged from a trace to 0.31 ppm Gold.  Surface mapping indicates that the intrusive breccia covers an area of approximately 5,000 feet x 1,500 feet.

The focus of the 2009 field season was to better define the extent and quality gold mineralization in the intrusive breccia. Systematic mapping and sampling of breccia outcrops were completed along with preliminary geologic mapping.  A detailed soil sample grid was designed to cover the breccia area with it orientation at roughly right angles to the mapped local and regional structural trends, and with the slope of the hillside.  Samples were taken at a grid point spacing of 400’ X 200’, but were tightened in some areas of favorable geology. A total of 236 soil samples were taken on the grid points and targeted the C soil horizon (where present), sieved in the field to 80 mesh, then delivered by Company personnel to ALS Chemex Laboratory for analytical work.  The samples were analyzed for multiple elements.

The results of the soil sampling were plotted and confirmed an extensive gold anomaly with over 75% of the samples containing detectable gold that ranged from up to 701 ppb.  Base metal and other element plots supported the structural control of the gold anomaly, and are interpreted to be consistent with high level leakage from a potential porphyry base metal/gold system at depth.

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

Employees

The Company had three employees during the year ended December 31, 2009. Pete Parsley, Vice President and Exploration Manager, was the only full-time employee.  Eric Jones, Chief Financial Officer and Investor Relations, was hired in mid-February 2008 on a three-quarter time basis with a salary of $75,000 per year. For the period of June through September 2009, Mr. Jones voluntarily reduced his salary to $1,000 per month, during which time a total of $21,000 of deferred salary was accrued as a liability. Beginning in October 2009, his salary was increased to $100,000 per year. Jim Collord, President, had voluntarily reduced his salary in June 2008 to a monthly salary of $1,000, which represents less than 10% of typical industry standard. Mssrs. Jones and Collord did this to preserve funding to advance exploration work.

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

ITEM 4 - RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table illustrates the average high/low price of the common stock for the last two (2) fiscal years 2009 and 2008:

PERIOD	HIGH	LOW
2008
First Quarter	$ 0.36	$ 0.23
Second Quarter	$ 0.30	$ 0.20
Third Quarter	$ 0.33	$ 0.18
Fourth Quarter	$ 0.28	$ 0.11

2009
First Quarter	$ 0.24	$ 0.24
Second Quarter	$ 0.18	$ 0.18
Third Quarter	$ 0.28	$ 0.28
Fourth Quarter	$ 0.22	$ 0.22

At March 30, 2010, the price per share quoted on the OTCBB was $0.19 .

Holders:

As of January 5, 2010 there were 2,018 shareholders of record of the Company’s common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Transfer Agent:

Our independent stock transfer agent is Computershare Shareholder Services, located at 350 Indiana Street Suite 750 Golden, CO 80401.

Dividends:

No dividends were paid by the Registrant in 2009 or 2008, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities:

On August 7, 2009, the Company closed a private offering of securities solely to accredited investors. The offering consisted of 380,000 Units priced at $0.20 each; each Unit consisting of a share of common stock, $0.001 par value, and a warrant to purchase common stock for $0.30 per share. As a result of completion of the offering, a total of 380,000 shares of common stock, $0.001 par value, and warrants to acquire 380,000 shares of common stock were issued.  Included in the 380,000 units issued, were 5,000 units issued for services valued at $1,000.  There were no registration rights granted in connection with the offering. No Placement Agent was used, and no commissions were paid.

On August 10, 2009 the Board unanimously approved a resolution authorizing the re-pricing of warrants, including those issued in the August 7, 2009 private placement. The Warrants that were originally exercisable at $0.30 or $0.40 per share were reduced to an exercise price of $0.15 per share, with such re-pricing valid until November 23, 2009.  As a result of completion of the offering, a total of 3,020,000 warrants were exercised for 3,020,000 shares of common stock, $0.001 par value. Commissions of $23,250 were paid to a placement agent, resulting in net cash proceeds of $429,750 to the Company. Additionally, 100,000 shares were issued for warrants with an exercise price of $0.05 per share, for net cash proceeds of $5,000.  The net cash proceeds from the exercise of warrants were $434,750. An officer of the Company was issued 30,000 shares of common stock for warrants exercised at $0.15 per share in exchange for a loan reduction of $4,500. There were no registration rights granted in connection with any of these shares. No other commissions were paid, and a total of $450 in registration fees were paid to the states of Idaho, California and Washington.

The offering and the shares issued for services and option exercises are believed exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended.  The securities offered, sold and issued in connection with the private placement have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration requirements.

ITEM 6 - SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation:

The financial condition of the Company was positive during 2009 and the metals commodity markets were favorable during most of the year. The global economic downturn continued to impact base metal prices, in particular, but prices did pick up during the last half of the year.

The Company underwent a reduced budget program during the year due to the economic downturn.  The Company was successful in raising sufficient capital to maintain limited operations, but no drilling program was conducted on the South Mountain Project.  Operational focus was on defining the extent and quality of the gold-bearing intrusive breccia zone through additional rock chip and soil sampling, and mapping.  Our work was enhanced through the field work by Kinross that spent several weeks in the field mapping and gathering rock chip samples over the breccia zone. The results of this work defined this target area to the point that road building and initial phase drilling is planned in 2010.  To this end, a third private parcel land package was leased from a landowner.

The Company has applied for a listing on the TSX Venture Exchange (TSX-V) in Canada. The Company had previously entered into a Letter of Intent on September 10, 2009, with Kenai Resources Ltd., but terminated the agreement on January 27, 2010. If approved by the TSX-V, the listing will allow the Company to raise needed capital on a broad market that facilitates mining exploration and development.  Management secured a major Canadian law firm work with our U.S. counterpart for listing approval. The Company has enlisted Haywood Securities, a Canadian Broker Dealer, to assist the Company in evaluating financial options in Canada, and in putting together a funding agreement.  The Listing Application was filed in early 2010.

Funding derived from placements will be utilized to advance our South Mountain Project through the initial phases of drilling on the gold anomaly and enhancing the polymetallic replacement ore deposits.  A 2010 budget of approximately $1.5 million has been established to complete this next round at South Mountain.  An additional amount is budgeted to continue working on our existing properties and to evaluate other opportunities.

The Company’s plan of operation for the next twelve months, subject to obtaining and maintaining sufficient funding, is as follows:

•

Continue the advanced exploration and pre-development program for the South Mountain Project.  This work may include the following:

•

Up to 10,000 feet of reverse circulation and core drilling will be initiated from the surface to intercept the down-dip extensions of the Texas, DMEA-2, and Laxey ore zones.

•

Complete first-phase drilling on the gold breccia target to the south of the sulfide mineralization.  The program will consist of road construction and drilling 5 to 10 reverse circulation holes along the breccia anomaly to a depth of 1,000 to 1,500 feet.  One or two of these holes will be selected for deepening an additional 1,000+ with core to test the potential for deep porphyry contact mineralization.

•

Further rehabilitation of the Sonneman workings near the Texas ore zone will be initiated so that underground sampling and mapping can be completed.

•

Continue the baseline environmental work, including the water sampling program.

•

Continue to work with potential joint venture or capital partners to advance the project into the next phase of exploration and pre-production goals.

Work on the other five properties controlled by the Company will continue, although South Mountain will remain the focus of our efforts.  Potential joint venture partners will be solicited on some of the properties in Nevada and Arizona.

The Company maintains its offices in Garden City, Idaho.  This is the primary work area for the South Mountain Project and is utilized primarily by Pete Parsley and Eric Jones.  Jim Collord will continue to work from his home office in Elko, Nevada as well as in the Boise office.

Results of Operations:

The Company had no revenues and no production for 2009 or 2008. Total expenses for 2009 decreased by $438,443, or approximately 42%, to $616,528 compared with $1,054,971 for 2008, due largely to a decrease in exploration and management and administrative expense in 2009. Exploration costs in 2009 decreased by $350,087 when compared with 2008, to $98,640, primarily as a result of the limited exploration activities undertaken in 2009 due to limited cash resources. Management and administrative costs in 2009 decreased by $97,154 over 2008, to $374,424 as of December 31, 2009, primarily as a result of the voluntary decrease in salaries to preserve cash.  As a result of these decreased expenses in 2009, the Company reported a comprehensive net loss of $560,944 ($0.04 per share) in 2009, compared to a comprehensive net loss of

$1,048,068 ($0.08 per share) in 2008.  Net loss per share was based on weighted average number of shares of 15,455,139 for the year ended December 31, 2009 and 13,314,328 for the year ended December 31, 2008.

Liquidity and Capital Resources:

The audit opinion and notes which accompany our consolidated financial statements for the year ended December 31, 2009, disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended December 31, 2009, we incurred losses and negative cash flows from operating activities for the year then ended, and at December 31, 2009, did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, or ultimately to attain profitability. Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We currently require additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

Our plans for the long term continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties. Our plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property.

While the Company does not currently have cash sufficient to support the currently planned aggressive exploration work at South Mountain, we believe that the survivability of Thunder Mountain Gold can be assured by the following:

•

At December 31, 2009, we had $266,207 cash in our bank accounts.

•

We expect to close on $1,000,000 of financing in April 2010 to supplement existing funds of the Company. Additional private placements may be required to meet our exploration and corporate expenses incurred during the next 12 months.

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

We firmly believe we can outlast the current disruptions in the investment markets and continue to attract investment dollars in coming months and years.  The Company will also consider other sources of funding, including potential mergers or farm-out of some of its exploration properties.

For the year ended December 31, 2009, net cash used for operating activities was $519,496, consisting of our 2009 net operating loss reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities. Cash used in investing activities for 2009 totaled $29,530 used to purchase mining claims, compared to cash of $33,325 used in 2008 to purchase mining claims and equipment.

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

Private Placement

On August 7, 2009, the Company closed a private offering of securities solely to accredited investors. The offering consisted of 380,000 Units priced at $0.20 each. Each Unit consisted of a share of common stock, $0.001 par value, and a warrant to purchase common stock for $0.30 per share. As a result of completion of the offering, a total of 380,000 shares of common stock, $0.001 par value, and warrants to acquire 380,000 shares of common stock were issued.  Included in the 380,000 units issued, were 5,000 units issued for services valued at $1,000.  There were no registration rights granted in connection with the offering. No Placement Agent was used, and no commissions were paid.

On August 10, 2009 the Board unanimously approved a resolution authorizing the re-pricing of warrants, including those issued in the August 7, 2009 private placement, originally exercisable at $0.30 or $0.40 per share, to an exercise price of $0.13 per share which was subsequently raised to $0.15 per share, with such re-pricing valid until November 23, 2009.  As a result of completion of the offering, a total of 3,020,000 warrants were exercised for a like number of shares of common stock, $0.001 par value. Commissions of $23,250 were paid to a placement agent, resulting in net cash proceeds of $429,750 to the Company. Additionally, 100,000 shares were issued for warrants with an exercise price of $0.05 per share, for net cash proceeds of $5,000.  The net cash proceeds from the exercise of warrants were $434,750.  Finally, 30,000 shares were issued to an officer of the Company for warrants exercised at $0.15 in exchange for a reduction of $4,500 in a loan that the officer had previously extended to the Company. There were no registration rights granted in connection with any of these shares. No other commissions were paid, and a total of $450 in  Blue Sky fees were paid to the states of Idaho, California and Washington.

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

Subsequent Events

On January 28, 2010, the Registrant announced that Mr. R. Llee Chapman was appointed as a Director of Thunder Mountain Gold Inc. Mr. Chapman was also appointed as Chair of the Audit Committee, replacing Eric Jones. There was no arrangement or understanding between the director and any other person pursuant to which Mr. Chapman was appointed director.

Off Balance-Sheet Arrangements:

During the 12 months ended December 31, 2009 and 2008, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

During 2008, two lease arrangements were made with land owners that own land parcels adjacent to the Company’s South Mountain patented and unpatented mining claims.  The leases both were for a seven-year period, with options to renew, with annual payments (based on $20 per acre) listed in the following table.  The leases have no work requirements.

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	3-5 years	More than 5 years
Acree Lease (yearly, June)	$11,300	$2,260	$4,520	$4,520	$0
Lowry Lease (yearly, October)**	$37,700	$7,540	$15,080	$15,080	$0

Total	$49,000	$9,800	$19,600	$19,600	$0

*

Amounts shown are for the lease periods years 3 through 7, a total of 5 years that remain after 2009, the second year of the lease period.

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

b)

Stock-based Compensation. The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

Adopted Accounting Pronouncements

On January 1, 2009, the Company adopted a Business combination policy (“ASC 805”) which changes the method of accounting for assets acquired and liabilities assumed in a business combination. These changes include:

•

Acquisition costs are generally expensed as incurred;

•

Non controlling interests are valued at fair value at the acquisition date;

•

Acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non acquired contingencies;

•

In-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•

Restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and

•

Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally do affect income tax expense.

The adoption of this guidance did not have a material effect on the Company’s financial statements.

In April 2009, the FASB amended guidance (“ASC 820”) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It was effective for interim reporting periods ending after June 15, 2009, and was adopted without a material effect on the Company’s financial position or results of operations.

ASC 820 expands disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

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

3.

Purchases, sales, issuances, and settlements (net); and

4.

Transfers in and/or out of Level 3.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	20

Consolidated Balance Sheets at December 31, 2009 and 2008	21

Consolidated Statements of Operations and Comprehensive Income (loss)
for the years ended December 31, 2009 and 2008, and from
the period of exploration stage from 1991 through December 31, 2009 (unaudited)	22

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008, and from the period of exploration stage from 1991 through
December 31, 2009 (unaudited)	23-24

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended
December 31, 2009 and 2008, and from the period of exploration stage
from 1991 through December 31, 2009 (unaudited)	25-29

Notes to Consolidated Financial Statements	30-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. (An Exploration Stage Company) (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thunder Mountain Gold, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses, has no recurring source of revenue, and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 9, 2010

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
December 31, 2009 and December 31, 2008

	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$ 266,207	$ 203,133
Prepaid expenses and other assets	61,067	36,991
Total current assets	327,274	240,124

Property, plant, equipment, and mining claims:
South Mountain Mines property	357,497	357,497
Equipment, net of accumulated depreciation	35,536	57,851
Mining leaseholds	49,030	19,500
Total property, plant, equipment and mining leaseholds	442,063	434,848
Total assets	$ 769,337	$ 674,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 53,895	$ 73,144
Accounts payable – related party	12,436	-
Interest payable	972	-
Deferred salaries	21,000	-
Related party note payable	32,300	-
Note payable	50,000	-
Total current liabilities	170,603	73,144

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 200,000,000 shares authorized;
18,583,469 and 14,764,580 shares issued and outstanding, respectively	18,584	14,765
Additional paid-in capital	2,115,523	1,561,492
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(1,298,380)	(737,436)
Total stockholders’ equity	598,734	601,828
Total liabilities and stockholders' equity	$ 769,337	$ 674,972

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2009 and 2008 and

for the period of Exploration Stage 1991 through December 31, 2009 (unaudited)

			During Exploration Stage 1991
			Through
	Years Ended, December 31,		December 31, 2009
	2009	2008	(unaudited)
Revenue:
Royalties, net	$ -	$ -	$ 328,500
Gain on sale of property and mining claims	-	-	2,576,112
Total revenue	-	-	2,904,612

Expenses:
Exploration expense	98,640	448,727	1,226,579
Legal and accounting	103,599	111,999	567,865
Management and administrative	374,424	471,578	1,587,339
Directors' fees and professional services	17,550	2,646	649,241
Depreciation and depletion	22,315	20,021	112,307
Total expenses	616,528	1,054,971	4,143,331

Other income (expense):
Interest and dividend income	74	8,032	283,749
Interest expense	(4,331)	-	(32,037)
Gain on sale of securities	-	-	166,116
Impairment of investments	-	(1,044)	(52,299)
Total other income (expense)	(4,257)	6,988	365,529

Net loss before income taxes	(620,785)	(1,047,983)	(873,190)
(Provision) benefit for income taxes	59,841	-	(151,496)
Net loss	(560,944)	(1,047,983)	(1,024,686)
Treasury stock cancelled	-	-	(273,694)

Reclassification of other comprehensive loss for permanent impairment of investment	-	(485)	-
Comprehensive loss	$ (560,944)	$ (1,048,468)	$ (1,298,380)

Net loss per common share	$ (0.04)	$ (0.08)
Weighted average common shares outstanding-basic	15,455,139	13,314,328

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008 and for the period of Exploration Stage 1991 through December 31, 2009 (unaudited)
			During
			Exploration Stage
			1991 Through
			December 31,
	2009	2008	2009 (unaudited)
Cash flows from operating activities:
Net loss	$ (560,944)	$(1,047,983)	$ (1,024,686)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	22,315	20,021	112,307
Common stock, warrants, and options issued
for services	2,500	23,200	81,320
Adjustment for anti-dilution provisions	25,550	-	86,084
Amortization of directors’ fees prepaid
with common stock	-	-	53,400
Gain on sale of mining claims and other assets	-	-	(2,736,553)
Impairment loss on securities	36	1,044	52,335
Change in:
Prepaid expenses and other assets	(24,112)	(33,968)	(61,067)
Federal and state income tax refunds receivable	-	194,581	-
Accounts payable	(19,249)	57,786	39,327
Accounts payable – related party	12,436	-	12,436
Interest payable	972	-	972
Deferred salaries	21,000	-	21,000
Receivables	-	-	124,955
Net cash used by operating activities	(519,496)	(785,319)	(3,238,170)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining claims	(29,530)	(19,500)	(49,030)
Purchase of equipment	-	(13,825)	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash provided (used) by investing activities	(29,530)	(33,325)	2,338,433

Cash flows from financing activities:
Proceeds from sale of common stock, net	75,000	522,000	782,000
Proceeds from exercise of warrants	434,750	-	434,750
Proceeds from exercise of stock options	15,550	-	73,350
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party note payable	90,000	-	331,500
Payments on related party note payable	(53,200)	-	(294,700)
Borrowing on note payable	50,000	-	50,000
Net cash provided by financing activities	612,100	522,000	1,000,145

Net increase (decrease) in cash and cash equivalents	63,074	(296,644)	100,408
Cash and cash equivalents, beginning of period	203,133	499,777	165,799
Cash and cash equivalents, end of period	$ 266,207	$ 203,133	$ 266,207

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008 and for the period of Exploration Stage 1991 through December 31, 2009 (unaudited)
During
Exploration Stage
1991 Through
December 31,
	2009	2008	2009 (unaudited)

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 3,354	$ -	$ 3,354
Cash paid for income taxes	$ -	$ -	$ 503,514
Non-cash investing and financing activities:

Stock issued to acquire equipment from related party	$ -	$ 11,850	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payments on related party note payable	$ 4,500	$ -	$ 4,500

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2009 and 2008, and for
the period of Exploration Stage 1991 through December 31, 2009 (unaudited)
							Retained
				Accumulated			Earnings Accumulated
			Additional	Other		Retained	During Exploration
	Common Stock		Paid-in	Comprehensive	Treasury	Earnings	Stage (1991
	Shares	Amount	Capital	Income (Loss)	Stock	(Deficit)	Through Dec. 31, 2009)	Total
Balances at January 1, 1991	7,776,587	$ 388,829	$ 254,285	$ -	$ (24,150)	$ 20,002	$ -	$ 638,966
Stock previously issued but not
recorded by transfer agent	1,265	63	(63)	-	-	-	-	-
Stock cancelled	(50,000)	(2,500)	(10,000)	-	-	-	-	(12,500)
Net loss - 1991	-	-	-	-	-	-	(82,358)	(82,358)
Balances at December 31, 1991	7,727,852	386,392	244,222	-	(24,150)	20,002	(82,358)	544,108
Stock issued for mining contract	1,000,000	50,000	-	-	-	-	-	50,000
Net loss - 1992	-	-	-	-	-	-	(14,718)	(14,718)
Balances at December 31, 1992	8,727,852	436,392	244,222	-	(24,150)	20,002	(97,076)	579,390
Stock issued for options exercised	1,000,000	50,000	10,000	-	-	-	-	60,000
Net loss - 1993	-	-	-	-	-	-	(42,942)	(42,942)
Balances at December 31, 1993	9,727,852	486,392	254,222	-	(24,150)	20,002	(140,018)	596,448
Unrealized gain in marketable securities	-	-	-	215,803	-	-	-	215,803
Cumulative effect of change in
accounting principle	-	-	-	(910)	-	910	-	-
Net loss - 1994	-	-	-	-	-	-	(27,471)	(27,471)
Balances at December 31, 1994	9,727,852	486,392	254,222	214,893	(24,150)	20,912	(167,489)	784,780
Unrealized gain in marketable securities	-	-	-	141,801	-	-	-	141,801
Net income - 1995	-	-	-	-	-	-	26,367	26,367
Balances at December 31, 1995	9,727,852	486,392	254,222	356,694	(24,150)	20,912	(141,122)	952,948
Unrealized gain in marketable securities	-	-	-	12,360	-	-	-	12,360
Net income - 1996	-	-	-	-	-	-	83,029	83,029
Balances at December 31, 1996	9,727,852	486,392	254,222	369,054	(24,150)	20,912	(58,093)	1,048,337
Reacquisition of stock	-	-	-	-	(50)	-	-	(50)
Unrealized loss in marketable securities	-	-	-	(168,521)	-	-	-	(168,521)
Reclassification adjustment for losses
included in net income	-	-	-	27,389	-	-	-	27,389
Net loss - 1997	-	-	-	-	-	-	(10,139)	(10,139)
Balances at December 31, 1997	9,727,852	486,392	254,222	227,922	(24,200)	20,912	(68,232)	897,016
Unrealized loss in marketable securities	-	-	-	(26,895)	-	-	-	(26,895)
Impairment loss - mining claims	-	-	-	-	-	(233,705)	-	(233,705)
Net loss - 1998	-	-	-	-	-	-	(125,684)	(125,684)
Comprehensive (loss)								(386,284)
Balances at December 31, 1998	9,727,852	486,392	254,222	201,027	(24,200)	(212,793)	(193,916)	510,732

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2009 and 2008, and for
the period of Exploration Stage 1991 through December 31, 2009 (unaudited)
							Retained
				Accumulated			Earnings Accumulated
			Additional	Other		Retained	During Exploration
	Common Stock		Paid-in	Comprehensive	Treasury	Earnings	Stage (1991
	Shares	Amount	Capital	Income (Loss)	Stock	(Deficit)	Through Dec. 31, 2009)	Total
Balances at December 31, 1998	9,727,852	486,392	254,222	201,027	(24,200)	(212,793)	(193,916)	510,732
Unrealized loss in marketable securities	-	-	-	(24,030)	-	-	-	(24,030)
Net income - 1999	-	-	-	-	-	-	37,050	37,050
Comprehensive income								13,020
Balances at December 31, 1999	9,727,852	486,392	254,222	176,997	(24,200)	(212,793)	(156,866)	523,752
Unrealized holding loss in
marketable securities	-	-	-	(60,186)	-	-	-	(60,186)
Reclassification adjustment for gains
included in net income	-	-	-	(47,100)	-	-	-	(47,100)
Reclassification adjustment for
securities sold with gains
previously included in other
comprehensive income	-	-	-	(89,587)	-	-	-	(89,587)
Net loss - 2000	-	-	-	-	-	-	(102,602)	(102,602)
Comprehensive (loss)								(299,475)
Balances at December 31, 2000	9,727,852	486,392	254,222	(19,876)	(24,200)	(212,793)	(259,468)	224,277
Unrealized holding loss in
marketable securities	-	-	-	(17,108)	-	-	-	(17,108)
Reclassification adjustment for losses
included in net income	-	-	-	45,455	-	-	-	45,455
Reclassification adjustment for
Securities sold with gains								-
previously included in other								-
comprehensive income	-	-	-	(26,778)	-	-	-	(26,778)
Net loss - 2001	-	-	-	-	-	-	(145,648)	(145,648)
Comprehensive (loss)								(144,079)
Balances at December 31, 2001	9,727,852	486,392	254,222	(18,307)	(24,200)	(212,793)	(405,116)	80,198

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2009 and 2008, and for
the period of Exploration Stage 1991 through December 31, 2009 (unaudited)
							Retained
				Accumulated			Earnings Accumulated
			Additional	Other		Retained	During Exploration
	Common Stock		Paid-in	Comprehensive	Treasury	Earnings	Stage (1991
	Shares	Amount	Capital	Income (Loss)	Stock	(Deficit)	Through Dec. 31, 2009)	Total
Balances at December 31, 2001	9,727,852	486,392	254,222	(18,307)	(24,200)	(212,793)	(405,116)	80,198
Unrealized loss in marketable securities	-	-	-	(2,994)	-	-	-	(2,994)
Reclassification adjustment for losses
included in net income	-	-	-	13,298	-	-	-	13,298
Reclassification adjustment for securities
sold with gains previously included in
other comprehensive income	(50,000)	(2,500)	(10,000)	(14,294)	-	-	-	(26,794)
Net loss - 2002	-	-	-	-	-	-	(95,651)	(95,651)
Comprehensive (loss)								(99,641)
Balances at December 31, 2002	9,727,852	486,392	254,222	(22,297)	(24,200)	(212,793)	(500,767)	(19,443)
Reclassification adjustment for losses
included in net income	-	-	-	34,335	-	-	-	34,335
Reclassification adjustment for securities
sold with gains previously included in
other comprehensive income	-	-	-	(12,948)	-	-	-	(12,948)
Unrealized gain in marketable securities	-	-	-	4,830	-	-	-	4,830
Net loss - 2003	-	-	-	-	-	-	(95,473)	(95,473)
Comprehensive (loss)								(69,256)
Balances at December 31, 2003	9,727,852	486,392	254,222	3,920	(24,200)	(212,793)	(596,240)	(88,699)
Unrealized gain in marketable securities	-	-	-	14,187	-	-	-	14,187
Net loss - 2004	-	-	-	-	-	-	(111,424)	(111,424)
Comprehensive (loss)								(97,237)
Balances at December 31, 2004	9,727,852	486,392	254,222	18,107	(24,200)	(212,793)	(707,664)	(185,936)
Purchase 1,883,525 shares treasury stock	-	-	-	-	(376,705)	-	-	(376,705)
Stock options issued and expensed
(150,000 shares)	-	-	16,380	-	-	-	-	16,380
Reclassification adjustment for securities
sold with gains previously included in
other comprehensive income	-	-	-	(17,622)	-	-	-	(17,622)
Net income - 2005	-	-	-	-	-	-	1,856,493	1,856,493
Balances at December 31, 2005	9,727,852	486,392	270,602	485	(400,905)	(212,793)	1,148,829	1,292,610

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2009 and 2008, and for
the period of Exploration Stage 1991 through December 31, 2009 (unaudited)
							Retained
				Accumulated			Earnings Accumulated
			Additional	Other		Retained	During Exploration
	Common Stock		Paid-in	Comprehensive	Treasury	Earnings	Stage (1991
	Shares	Amount	Capital	Income (Loss)	Stock	(Deficit)	Through Dec. 31, 2009)	Total
Balances at December 31, 2005	9,727,852	486,392	270,602	485	(400,905)	(212,793)	1,148,829	1,292,610
Stock issued for accounts payable	225,000	11,250	18,000	-	-	-	-	29,250
Cancel 1,883,525 shares treasury stock	(1,883,525)	(94,176)	(8,835)	-	376,705	-	(273,694)	-
Stock options issued and expensed
(360,000 shares)	-	-	39,240	-	-	-	-	39,240
Net loss - 2006	-	-	-	-	-	-	(171,879)	(171,879)
Balances at December 31, 2006	8,069,327	403,466	319,007	485	(24,200)	(212,793)	703,256	1,189,221
Stock issued for private placement	2,500,000	125,000	-	-	-	-	-	125,000
Stock issued for directors' fees	500,000	25,000	20,000	-	-	-	-	45,000
Stock issued for prepaid consulting
services	60,000	3,000	5,400	-	-	-	-	8,400
Stock options exercised	800,253	40,013	17,787	-	-	-	-	57,800
Anti-dilution expense on options exercised	-	-	60,534	-	-	-	-	60,534
Net loss - 2007	-	-	-	-	-	-	(392,709)	(392,709)
Balances at December 31, 2007	11,929,580	596,479	422,728	485	(24,200)	(212,793)	310,547	1,093,246
Reclassification adjustment for
change in par value of common stock	-	(584,549)	584,549	-	-	-	-	-
Stock issued for private placement	2,775,000	2,775	519,225	-	-	-	-	522,000
Stock issued to acquire equipment
from related party	60,000	60	11,790	-	-	-	-	11,850
Warrants issued for consulting services	-	-	23,200	-	-	-	-	23,200
Reclassification of other comprehensive
income for permanent impairment of
investment	-	-	-	(485)	-	-	-	(485)
Net loss - 2008	-	-	-	-	-	-	(1,047,983)	(1,047,983)
Balances at December 31, 2008	14,764,580	$ 14,765	$ 1,561,492	$ -	$ (24,200)	$ (212,793)	$ (737,436)	$ 601,828

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2009 and 2008, and for
the period of Exploration Stage 1991 through December 31, 2009 (unaudited)
							Retained
				Accumulated			Earnings Accumulated
			Additional	Other		Retained	During Exploration
	Common Stock		Paid-in	Comprehensive	Treasury	Earnings	Stage (1991
	Shares	Amount	Capital	Income (Loss)	Stock	(Deficit)	Through Dec. 31, 2009)	Total
Balances at December 31, 2008	14,764,580	$ 14,765	$ 1,561,492	$ -	$ (24,200)	$ (212,793)	$ (737,436)	$ 601,828

Stock issued for private placement	375,000	375	74,625	-	-	-	-	75,000
Stock issued for warrants exercised	3,120,000	3,120	431,630	-	-	-	-	434,750
Stock issued for payment on note payable
to related party	30,000	30	4,470	-	-	-	-	4,500
Stock issued for services	5,000	5	1,495	-	-	-	-	1,500
Stock issued for services	5,000	5	995	-	-	-	-	1,000
Stock options exercised	283,889	284	15,266	-	-	-	-	15,550
Anti-dilution expense on options exercised	-	-	25,550	-	-	-	-	25,550
Net loss - 2009	-	-	-	-	-	-	(560,944)	(560,944)
Balances at December 31, 2009	18,583,469	18,584	2,115,523	-	(24,200)	(212,793)	(1,298,380)	598,734

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations

Business Operations

Thunder Mountain Gold, Inc. (“Thunder Mountain” or “the Company”) was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc.   In April 1978, the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders and changed its name to Thunder Mountain Gold, Inc., with the primary goal to further develop their holdings in the Thunder Mountain Mining District, located in Valley County, Idaho. Thunder Mountain Gold, Inc. takes its name from the Thunder Mountain Mining District, where its principal lode mining claims were located. For several years, the Company’s activities were restricted to maintaining its property position and exploration activities. During 2005, the Company sold its holdings in the Thunder Mountain Mining District. During 2007, the Company acquired the South Mountain Mines property in southwest Idaho and initiated exploration activities on that property, which continue through 2009.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at December 31, 2009 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

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

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also included in the ASC.  All other accounting guidance not included in the ASC is non-authoritative.  The ASC was effective for the Company interim quarterly period beginning July 1, 2009.  The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid short term investments with original maturities when acquired of three months or less to be cash and cash equivalents. The Company’s cash was held in a Merrill Lynch money market fund on December 31, 2009, and is not covered by insurance of the Federal Deposit Insurance Corporation (“FDIC”).

Fair Value Measures

ASC 820 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC prioritizes the inputs into three levels that may be used to measure fair value:

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

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued

Fair Value Measures, continued

Our financial instruments consist principally of cash. The table below sets forth our assets and liabilities measured at fair value, whether recurring or non-recurring and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance December 31, 2009	Balance December 31, 2008	Input Hierarchy level
Recurring:
Cash	$ 266,207	$ 203,133	Level 1

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed using straight line depreciation methods with useful lives of three to seven years. Major additions and improvements are capitalized. Costs of maintenance and repairs which do not improve or extend the life of the associated assets are expensed in the period in which they are incurred. When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income.

Mining Properties and Claims

Exploration costs are expensed in the period in which they occur. The Company capitalizes costs for acquiring mineral properties and expenses costs to maintain mineral rights and leases as incurred. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

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

	December 31,	December 31,
For years ended	2009	2008
Stock options	0	155,000
Warrants	15,000	2,885,000
Total possible dilution	15,000	3,040,000

For the periods ended December 31, 2009 and 2008, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

Adopted Accounting Pronouncements

On January 1, 2009, the Company adopted a Business combination policy (“ASC 805”) which changes the method of accounting for assets acquired and liabilities assumed in a business combination. These changes include:

•

Acquisition costs are generally expensed as incurred;

•

Non controlling interests are valued at fair value at the acquisition date;

•

Acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non acquired contingencies;

•

In-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•

Restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued

Adopted Accounting Pronouncements, continued

•

Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally do affect income tax expense.

The adoption of this guidance did not have a material effect on the Company’s financial statements.

In April 2009, the FASB amended guidance (“ASC 820”) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It was effective for interim reporting periods ending after June 15, 2009, and was adopted without a material effect on the Company’s financial position or results of operations.

2.

Share-Based Compensation

The Company does not have an option plan, but has issued options in prior years to key people.

A summary of the status of outstanding and exercisable stock options as of the years ended December 31, 2009   and 2008, are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable at January 1, 2008	155,000	$ 0.10	4.3	$31,000
Granted or Exercised	0
Options outstanding at December 31, 2008	155,000	$ 0.10	3.3	$27,900
Exercised	(155,000)	$ 0.10
Options outstanding and exercisable at December 31, 2009	0	$ 0.00	0	$0

There were no options granted during 2009 and all outstanding options were exercised in 2009. The options granted in prior periods contained an anti-dilution clause whereby, upon written request the holders of the options, an adjustment to the number of shares could be required to increase the number of shares issued in connection with the exercise of options. The holders requested such a dilution adjustment in 2009.  The Company issued 283,889 shares of its common stock for 155,000 options exercised. Accordingly, the Company recognized share-based compensation for an officer and nonemployee director of $8,000 and $17,550, respectively, in management and administration expense.  The expense recognized represented the fair value of stock calculated by comparing the fair value of the options pre and post modification to determine the incremental value resulting from the anti-dilution provision. The income tax effect of the anti-dilution compensation is immaterial. The Company received $15,550 in cash from the options exercised in 2009. There were no options outstanding at December 31, 2009.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

3.

Income Taxes

The Company recognized a tax benefit of $59,841 for the year ending December 31, 2009, due to the change of net operating loss carrybacks from 2 to 5 years in the American Recovery and Reinvestment Act of 2009, which was signed into law in February 2009.

At December 31, 2009 and 2008, the Company had deferred tax assets which were fully reserved by valuation allowances due to the likelihood of expiration of these deferred tax benefits prior to the Company generating future taxable income sufficient to utilize the deferred tax benefits to reduce tax expense from those future periods.  The deferred tax assets were calculated based on an expected future tax rate of 34%.  Following are the components of such assets and allowances at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets arising from:
Charitable contribution	$2,682,000	$2,682,000
Non-deductible share based compensation	34,000	34,000
Net operating loss carryforwards	475,000	352,000
	3,191,000	3,068,000
Less valuation allowance	(3,191,000)	(3,068,000)
Net deferred tax assets	$ 0	$ 0

The Company has approximately $1.4 million of federal and state net operating loss carryforwards that expire in 2028 and 2029.  The Company has approximately $7.9 million of charitable contribution carryforward that expire in 2010.

The income tax benefit shown in the financial statements for the year ended December 31, 2009 and 2008, differs from the federal statutory rate as follows:

	2009		2008
	Amount	Rate	Amount	Rate
Benefit at federal statutory rate	$ 182,000	34%	$ 352,000	34%
Refund from NOL carryback	(59,000)	30%	-	0%
Increase in valuation allowance	(123,000)	34%	(352,000)	-34%
Other	-	-	-	-
Total	$ -	0%	$ -	0%

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized.  The Company is subject to possible tax examinations for the years 2007 through 2009.  The Company will deduct interest and penalties as interest expense on the financial statements.

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

On August 7, 2009, the Company closed a private offering of securities solely to accredited investors. The offering consisted of 380,000 Units priced at $0.20 each; each Unit consisting of a share of common stock, $0.001 par value, and a warrant to purchase common stock for $0.30 per share. As a result of completion of the offering, a total of 380,000 shares of common stock, $0.001 par value, and warrants to acquire 380,000 shares of common stock were issued. Included in the 380,000 units issued, were 5,000 units issued for services valued at $1,000. There were no registration rights granted in connection with the offering. No Placement Agent was used, and no commissions were paid.

On August 10, 2009 the Board unanimously approved a resolution authorizing the re-pricing of warrants, originally exercisable at $0.30 or $0.40 per share, to an exercise price of $0.15 per share, with such re-pricing valid until November 23, 2009.  As a result of completion of the offering, a total of 3,020,000 warrants were exercised at $0.15 for a like number of shares of common stock. Commissions of $23,250 were paid to a placement agent, resulting in net cash proceeds of $429,750 to the Company. Additionally, 100,000 shares were issued for warrants with an exercise price of $0.05 per share, for net cash proceeds of $5,000.  The net cash proceeds from the exercise of warrants were $434,750.  Finally, 30,000 shares were issued to an officer of the Company for warrants exercised at $0.15 in exchange for a reduction of $4,500 in a loan that the officer had previously extended to the Company. There were no registration rights granted in connection with any of these shares, and no other commissions were paid. Holders of 100,000 warrants priced returned their warrants to the Company unexercised.

The following is a summary of warrants for 2009 and 2008:

	Shares	Exercise Price	Expiration Date
Warrants:
Outstanding and exercisable at December 31, 2007	-	-
Warrants issued	2,775,000	0.40	July 18, 2011
Warrants issued	100,000	0.05	April 2, 2013
Warrants issued	10,000	0.05	August 20, 2011
Outstanding and exercisable at December 31, 2008	2,885,000
Warrants issued	380,000	0.30
Warrants exercised	(3,050,000)	0.15
Warrants exercised	(100,000)	0.05
Warrants forfeited	(100,000)	0.40
Outstanding and exercisable at December 31, 2009	15,000		August 20, 2011

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

4.

Stockholders’ Equity, continued

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

For the years ended December 31, 2009 and 2008, the fair value of warrants was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges. The fair value of each warrant grant was estimated on the grant date using the following weighted average assumptions:

	2009	2008
		Low	High
Risk-free interest rate	1.87%	2.16%	2.72%
Expected dividend yield	--	--	--
Expected term	3 years	3 years	5 years
Expected volatility	201.2%	105.9%	113.5%

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

5.

Environmental and Remediation Costs

The Company’s management believes that the Company is currently in substantial compliance with environmental regulatory requirements. Remediation requirements for the Company are limited to minor activities related to drill pad reclamation and the like, and that no material environmental remediation costs exist as of December 31, 2009. Such costs are accrued at the time the expenditure becomes probable and the costs can reasonably be estimated. The Company recognizes, however, that in some cases future environmental expenditures cannot be reliably determined due to the uncertainty of specific remediation methods, conflicts between regulating agencies relating to remediation methods and environmental law interpretations, and changes in environmental laws and regulations. Any changes to the Company’s remediation plans as a result of these factors could have an adverse affect on the Company’s operations. The range of possible losses in excess of the amounts accrued cannot be reasonably estimated at this time.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

6.

Related Party Transactions

On June 1, 2009 the Board unanimously approved a resolution authorizing a voluntary temporary reduction in salary for Eric Jones, the Company’s CFO and a director, from $75,000 to $12,000 per year in order to facilitate this season’s exploration goals and growth of the Company.  As of December 31, 2009 the Company had recorded $21,000 in deferred salaries in relation to the temporary reduction in salary for Eric Jones.

On June 26, 2009 the Board unanimously approved a resolution authorizing a bridge loan from E. James Collord, the Company’s CEO and a director, and his wife Leta Mae Collord in the amount of $40,000 for operational capital to meet the Company’s day to day operational needs.  The entire balance of the loan including interest at 12% is due in full no later than February 28, 2010.  As of December 31, 2009 the Company had borrowed $40,000 against the bridge loan and repaid $3,200 in cash and $4,500 in stock, resulting in a balance owing of $32,300 with interest payments paid through December 2009.

On August 10, 2009 the Board unanimously approved a resolution authorizing a second bridge loan from E. James Collord, the Company’s CEO and a director, and his wife Leta Mae Collord in the amount of $50,000 for operational capital to meet the Company’s day to day operational needs.  The entire balance of the loan including interest at 12% was due upon receipt of the IRS refund.  As of December 31, 2009 the loan, together with all interest, had been paid in full.

Of the 380,000 shares of stock issued in connection with the August 7, 2009 placement, the following shares were issued to related parties:

Name	Relationship to Company	Units	Amount
Kay Meier	Sister of CEO	75,000	$13,750
Charles A. Cleveland	Legal Counsel	55,000	$9,500
E. James Collord	CEO	130,000	$24,500
Eric T. Jones	CFO	50,000	$8,750

On October 9, 2009 Jim Collord converted 30,000 warrants purchased in the private placement which closed August 7, 2009 to 30,000 shares of common stock at the re-priced rate of $0.15 per share for a total cost of $4,500 which was used to reduce the amount of his and Leta Mae’s $50,000 bridge loan.

On October 27, 2009 Jerritt Collord, the son of the Company’s President Jim Collord, performed consulting services  for data compilation and manipulation for the South Mountain Breccia Target for fees of $1,000.

As of December 31, 2009 the Company owed $11,436 in legal fees to Charles Cleveland, the Company’s legal counsel, and $1,000 in professional fees to Jeritt Collord for a total of $12,436 in accounts payable to related parties.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2009, there were no changes in independent audit firms or consulting firms who provide accounting assistance.

During the fiscal year ended December 31, 2009, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

ITEM 9A(T) - CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

Management has identified two material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

•

Lack of an independent board of directors, including an independent financial expert. In June 2008, the Company added one independent director, and subsequent to the December 31, 2009, added another independent director, the latter of which has been designated the Company’s independent financial expert. The current board of directors is evaluating expanding the board of directors to include additional independent directors.  The current board is composed of six members and may be expanded to as many as nine members under the Company’s Articles of Incorporation and By-Laws.

•

Inappropriate Segregation of Duties, as the same Director was responsible for initiating and recording transactions, thereby creating segregation of duties weakness.

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

Changes in internal controls over financial reporting

During the quarter ended December 31, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subsequent to the close of the quarter an additional independent director was added to help alleviate the material weakness identified above.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section sets forth certain information with respect to the Company’s current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2009, with disclosure of addition of R. Llee Chapman subsequent to the end of 2009.

Directors and Executive Officers:

Name	Age	Office with the Company	Appointed to Office
E. James Collord	63	President, Chief Executive	Since 1978
		Officer, Director

Pete Parsley	50	Vice President, Director	Since 1999
		Exploration Manager

Eric T. Jones	48	Chief Financial Officer,	Since March 2006
		Investor Relations

Dr. Robin S. McRae	69	Director	Since 1978

Edward D. Fields	72	Director	Since March 2006

Douglas J. Glaspey	57	Director	Since June 2008

R. Llee Chapman	49	Director, Chairman of Audit	Since January 2010
		Committee

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

Eric T. Jones has over 18 years of varied mining, financial and entrepreneurial experience.  He has held positions for Hecla Mining at their Rosebud Mine in Nevada and Stibnite, Idaho.  For Dakota Mining, Mr. Jones was General Mine Manager for the Stibnite, Idaho gold heap leach operation.  He was also engaged as a manager of a successful Boise, Idaho-based private investment fund during the period 1997-2002.  Mr. Jones currently works with various successful entities in business development.  Due to Eric’s varied business experience, in 2006 the Board appointed him to the position of Secretary/Treasurer and Chief Financial Officer.  In February 2008 Eric went to work for Thunder Mountain Gold, Inc. as Vice President of Investor Relations and Business Development, as well as Chief Financial Officer.

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

R. Llee Chapman was appointed as Director and Chairman of the Audit Committee on January 28, 2010, subsequent to the close of 2009. He is the former Regional Vice President for Newmont Mining Corporation – North America. His many years of mining experience also includes public company CFO level management in positions with Barrick Goldstrike Mines, Apollo Gold Inc., Knight Piesold & Co., Idaho General Mines (now General Moly).  Mr. Chapman holds a Bachelor of Science degree in Accounting from Idaho State University, and is a licensed CPA in Idaho and Montana.

Directorships in reporting companies:

Doug Glaspey is the only director of the Registrant that is a director of another corporation subject to the requirements of Section 12 or Section 15(d) of the Exchange Act of 1934.

Significant Employees:

Peter Parsley remained a full-time employee for the Company during 2009.  Jim Collord commenced working for the Company in April 2007 when work on evaluation of South Mountain intensified.  In order to preserve assets to advance exploration, in June 2008, Mr. Collord voluntarily reduced his salary to $1,000 per month.  Eric Jones became an employee in February 2008 (as discussed above).  Mr. Jones is also a part-time employee. In June through September 2009, Mr. Jones voluntarily reduced his salary to $1,000 per month, which was then increased to a full annual salary of $100,000 on October 1, 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, no persons failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2009.

Audit Committee:

The Company’s Board of Directors is responsible for the oversight and management of the Company.  During 2009, the Board did not have a separately-designated standing audit committee because the entire Board of Directors acted as the Company’s audit committee. However, on January 28, 2010, an Audit Committee was designated from members of the Board and consists of R. Llee Chapman as Chairman, with Douglas Glaspey and Edward Fields as independent members of the committee.  The Board of Directors has specified Mr. Chapman as its "financial expert".

Compensation Committee:

There is currently no Compensation Committee of the Board of Directors.  Compensation of employees is reviewed and approved by the Board.

Code of Ethics:

The Board of Directors has not formally adopted a code of ethics.  The Board will be reviewing issues and developing a Code of Ethics during 2010.

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

ITEM 11 - EXECUTIVE COMPENSATION

Pete Parsley continued his full-time position as Vice President and Exploration Manager during 2009 at $105,000 per year.

Jim Collord voluntarily reduced his salary to $12,000 per year commencing in June 2008 which continued throughout 2009 to maximize financial resources toward exploration efforts.

Eric Jones commenced working for the Company in February 2008 at a 75% of a full-time rate of $100,000 per year, or $75,000 per year which was further reduced to a temporary rate of $12,000 per year starting June 1, 2009 through September 30, 2009.  His salary was returned to the 100% full-time rate of $100,000 starting in October 2009.

No other compensation in the form of stock grants, options or bonuses were given to the above Officers and Directors during the year ending December 31, 2009.

Summary Compensation Table

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company's business. There is currently no other compensation arrangements for the Company’s directors. The following table provides certain summary information for the fiscal year ended December 31, 2009 concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers, including the Directors of the Company:

Name & Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compen- sation (US$)	Change in Pension Value And Non-Qualified Deferred Compensation Earnings (US$)	All Other Compensation/ Directors Fee (US$)	Total (US$)
Jim Collord, President & CEO	2009 2008	$12,000 $40,500	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$12,000 $40,500
Eric T. Jones, CFO, Sec/Treasurer	2009 2008	$60,270 $67,067(1)	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$60,270 $67,067
Pete Parsley, V.P. & Director	2009 2008	$103,000 $100,500	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$103,000 $100,500
Doug Glaspey Director	2009 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Robin S. McRae, Director	2009 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Edward Field, Director	2009 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
R. Llee Chapman Director	2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
(1) Salary for the period from February, 2008 – December, 2008.

No grants of options and/or Stock Appreciation Rights were given during the fiscal year ended December 31, 2009.  There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation or retirement.

Exercise of Options:

The Company issued 283,889 shares of its common stock for 155,000 options exercised.  Accordingly, the Company recognized share-based compensation for an officer and nonemployee director of $8,000 and $17,550, respectively, in Management and administration expense representing the fair value of stock calculated by comparing the fair value of the options pre and post modification to determine the incremental value as a result of the anti-dilution provision. The income tax effect of anti-dilution compensation is immaterial. The Company received $15,550 in cash from the options exercised in 2009.

Long-term Incentives:

The Company has no Long-Term Incentive Plan.

Employment Contracts:

At the end of 2009, there were three paid Company employees, Pete Parsley, Eric Jones and Jim Collord.  They were employed per resolution of the Board and other than a monthly salary, plus normal burden, there are no other contractual understandings in the resolutions.  Each is reimbursed for the use of personal office equipment and phones, and Jim and Eric are reimbursed for health insurance and related costs up to a set maximum amount.  A salary service located in Elko, Nevada was used to pay employee’s salary and ensuring all appropriate taxes and employment-related state insurance was collected and paid.

2009 Share-Based Payments:

No shares were granted to any of the Officers or Directors of the Company during 2009.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2009 by:

•

the Company’s named executive officers;

•

the Company’s directors at December 31, 2009;

•

all of the Company’s executive officers and directors as a group; and,

each person who is known to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Executive Officers
E. James Collord	1,603,200(2)(3)	8.4%
Eric T. Jones	1,830,677(2)	9.9%
Robin S. McRae	389,307(2)	2.1%
Pete Parsley	481,962(2)	2.6%
Edward Fields	92,393(2)	0.5%
Doug Glaspey	100,000	0.5%
R. Llee Chapman	100,000	0.5%
All current executive officers and directors as a group	4,597,539	24.8%
5% or greater shareholders
Donald J. Nelson	1,020,000	5.4%

(1) Based on 18,892,880 shares of common stock issued and outstanding as of December 31, 2009.

(2) Sole voting and investment power.

(3) Includes 50,000 shares held in trust for Mr. Collord’s son, Jerritt Collord.

Changes in Control:

The Board of Directors is aware of no circumstances which may result in a change of control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others:

During the year ended December 31, 2009, we had the following transactions with related parties:

On June 1, 2009, the Board unanimously approved a resolution authorizing a voluntary temporary reduction in salary for Eric Jones, the Company’s CFO and a director, from $75,000 to $12,000 per year in order to facilitate this season’s exploration goals and growth of the Company.  As of December 31, 2009 the Company had recorded $21,000 in deferred salaries in relation to the temporary reduction in salary for Eric Jones.

On June 26, 2009, the Board unanimously approved a resolution authorizing a bridge loan from E. James Collord , the Company’s CEO and a director, and his wife Leta Mae Collord in the amount of $40,000 for operational capital to meet the Company’s day to day operational needs.  The entire balance of the loan including interest at 12% is due in full no later than February 28, 2010.  As of December 31, 2009 the Company had borrowed $40,000 against the bridge loan and repaid $3,200 in cash and $4,500 in stock (Valued at $0 per share), resulting in a balance owing of $32,300 with interest payments paid through December 2009.

Of the 380,000 shares of stock issued in connection with the August 7, 2009 placement, the following shares were issued to related parties:

Name	Relationship to Company	Units	Amount
Kay Meier	Sister of CEO	75,000	$13,750
Charles A. Cleveland	Legal Counsel	55,000	$9,500
E. James Collord	CEO	130,000	$24,500
Eric T. Jones	CFO	50,000	$8,750

On August 10, 2009, the Board unanimously approved a resolution authorizing a second bridge loan from E. James Collord, the Company’s CEO and a director, and his wife Leta Mae Collord in the amount of $50,000 for operational capital to meet the Company’s day to day operational needs.  The entire balance of the loan including interest at 12% was due upon receipt of the IRS refund.  As of December 31, 2009 the loan, together with all interest, had been paid in full.

On October 9, 2009, Jim Collord converted 30,000 of warrants purchased in the private placement which closed August 7, 2009 to 30,000 shares of common stock at the re-priced rate of $0.15 per share for a total cost of $4,500 which was used to reduce the amount of his and Leta Mae’s $50,000 bridge loan.

On October 27, 2009, Jerritt Collord, the son of the Company’s President Jim Collord, performed consulting services for data compilation and manipulation for the South Mountain Breccia Target for fees of $1,000.

As of December 31, 2009, the Company owed $11,436 in legal fees to Charles Cleveland and $1,000 in professional fees to Jeritt Collord for a total of $12,436 in accounts payable to related parties. Charles Cleveland, P.S. has been utilized by the Company as corporate counsel.

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

Directors’ Stock Purchases

Certain Directors of the Company purchased common stock in 2009. Mr. Collord participated in private placements of the Company’s common stock, receiving a total of 80,000 units at $0.20 per unit, each unit consisting of one common share and one warrant to purchase a share of common stock.  He subsequently exercised 50,000 warrants at $0.15 per share in cash and exercised 30,000 warrants at $0.15 per share to satisfy a portion of a related party note payable to him, receiving a total of 80,000 shares for warrant exercises. Mr. Jones participated in a private placement of the Company’s common stock, receiving 25,000 units at $0.20 per unit, each unit consisting of one common share and one warrant to purchase a share of common stock.  He subsequently exercised those warrants for $0.15 per share and purchased an additional 38,500 shares on the open market at various prices.   He also exercised stock options for 91,577 shares of common stock.  Stock transactions for directors and officers are reported on Form 4 and are available on the SEC website.

Director Independence

Douglas Glaspey, Edward Fields, and R. Llee Chapman are independent non-employee members of the Board of Directors, as defined in the FINRA Marketplace Rule 4200.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2009, as provided by DeCoria, Maichel and Teague, P.S. We expect that DeCoria, Maichel and Teague, P.S. will serve as our auditors for fiscal year 2010.

Year Ended	December 31, 2009	December 31, 2008
Audit fees (1)	$37,390	$43,575
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total Fees	$37,390	$43,575

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

(1)

Our financial statements can be found in Item 8 of this report.

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

Date:  March 30, 2010

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

   /s/ Eric T. Jones

By  ____________________________________

Eric T. Jones

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  March 30, 2010