Form 10-Q
period 2010-03-31
THUNDER MOUNTAIN GOLD INC
filed 2010-05-21
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number:  001-08429

THUNDER MOUNTAIN GOLD, INC.

(Exact name of Registrant as specified in its charter)

Nevada	91-1031015
(State or other jurisdiction of	(IRS identification No.)
incorporation or organization)

5248 W. Chinden Blvd
Boise, Idaho	83714
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 17, 2010:    20,583,469

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Consolidated Balance Sheets, March 31, 2010 (unaudited) and December 31, 2009

3

Consolidated Statements of Operations for the three month period ended March 31, 2010 and 2009 and for the exploration stage from 1991 through March 31, 2010 (unaudited)

4

Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the exploration stage from 1991 through March 31, 2010 (unaudited)

5

Notes to Financial Statements

7

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

16

Item 4:  Controls and Procedures

16

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

17

Item 1A:  Risk Factors

17

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3:  Defaults Upon Senior Securities

17

Item 4:  (Removed and Reserved)

17

Item 5:  Other Information

17

Item 6:  Exhibits

17

Signatures

18

PART I – Financial Information

 Item 1.  Financial Statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
March 31, 2010 and December 31, 2009	March 31,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$ 26,505	$ 266,207
Prepaid expenses and other assets	33,166	61,067
Total current assets	59,671	327,274

Property, plant, equipment, and mining claims:
South Mountain Mines property	357,497	357,497
Equipment, net of accumulated depreciation	32,472	35,536
Mining leaseholds	49,030	49,030
Total property, plant, equipment and mining leaseholds	438,999	442,063
Total assets	$ 498,670	$ 769,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 42,047	$ 53,895
Payroll liabilities	9,358	-
Accounts payable-related party	4,931	12,436
Interest payable	319	972
Deferred salaries	21,000	21,000
Related party note payable	31,247	32,300
Note payable	-	50,000
Total current liabilities	108,902	170,603

Long-term liabilities:
Common stock to be issued	93,500	-
	93,500	-
Total liabilities	202,402	170,603
Commitments and Contingencies (Note 6)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares
authorized; 18,783,469 and 18,583,469 shares issued and outstanding, respectively	18,784	18,584
Additional paid-in capital	2,159,323	2,115,523
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(1,644,846)	(1,298,380)
Total stockholders’ equity	296,268	598,734
Total liabilities and stockholders' equity	$ 498,670	$ 769,337

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)

			During Exploration
			Stage
			1991
	Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010
Revenue:
Royalties, net	$ -	$ -	$ 328,500
Gain on sale of property and mining claims	-	-	2,576,112
Total revenue	-	-	2,904,612

Expenses:
Exploration expense	62,014	77,515	1,452,543
Legal and accounting	50,769	36,207	618,634
Management and administrative	136,034	70,680	1,559,423
Compensation expense for stock issuance	93,500	-	93,500
Directors' fees and professional services	-	-	649,241
Depreciation and depletion	3,064	5,502	115,371
Total expenses	345,381	189,904	4,488,712

Other income (expense):
Interest and dividend income	12	36	283,761
Interest expense	(1,097)	-	(33,134)
Gain on sale of securities	-	-	166,116
Impairment of investments	-	-	(52,299)
Total other income (expense)	(1,085)	36	364,444

Net loss before income taxes	(346,466)	(189,868)	(1,219,656)
(Provision) Benefit for income taxes	-	59,841	(151,496)
Net loss	(346,466)	(130,027)	(1,371,152)
Treasury stock cancelled	-	-	(273,694)
Comprehensive loss	$ (346,466)	$ (130,027)	$ (1,644,846)

Net loss per common share – basic and diluted	$ (0.02)	$ Nil	$ (0.11)

Weighted average common
shares outstanding-basic and diluted	18,770,136	14,753,991	12,506,826

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)			During Exploration Stage
			1991
	Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$ (346,466)	$ (130,027)	$ (1,371,152)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	3,064	5,502	115,371
Common stock, warrants, and options issued for services	44,000	1,500	125,320
Adjustment for anti-dilution provisions	-	-	86,084
Amortization of directors’ fees prepaid
with common stock	-	-	53,400
Compensation expense for stock issued	93,500		93,500
Gain on sale of mining claims and other assets	-	-	(2,736,553)
Impairment loss on securities	-	-	52,335
Change in:
Prepaid expenses and other assets	27,901	11,222	(33,166)
Federal and state income tax refunds receivable	-	(59,841)	-
Accounts payable	(11,848)	(9,460)	27,479
Payroll liabilities	9,358	-	9,358
Accounts payable- related party	(7,505)	-	4,931
Interest payable	(653)	-	319
Deferred salaries	-	-	21,000
Receivables	-	-	124,955
Net cash used by operating activities	(188,649)	(181,104)	(3,426,819)
		.
Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining claims	-	-	(49,030)
Purchase of equipment	-	-	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash provided by investing activities	-	-	2,338,433

Cash flows from financing activities:
Proceeds from sale of common stock, net	-	15,000	782,000
Proceeds from exercise of warrants	-		434,750
Proceeds from exercise of stock options	-	-	73,350
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party note payable	-	-	331,500
Payments on related party note payable	(1,053)	-	(295,753)
Payments on note payable	(50,000)	-	-
Net cash provided (used) by financing activities	(51,053)	15,000	949,092

Net decrease in cash and cash equivalents	(239,702)	(166,104)	(139,294)
Cash and cash equivalents, beginning of period	266,207	203,133	165,799
Cash and cash equivalents, end of period	$ 26,505	$ 37,029	$ 26,505

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

Supplemental disclosures of cash flow information:			During Exploration Stage
1991
	Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010
Non-cash investing and financing activities:

Stock issued to acquire equipment from related party	$ -	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payments on related party note payable	$ -	$ -	$ 4,500
Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

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

Reclassifications

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. During the quarter ended March 31, 2010, management determined that certain costs previously reported in Management and Administrative costs were more appropriately classified as Exploration costs.  These costs are directly related to the Company’s exploration expenses specific to its properties, mainly to its South Mountain property. A reclassification has been made to prior periods’ data for certain management salaries, travel expenses and the fees of consultants to more accurately reflect comparative exploration costs. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued:

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid short term investments with original maturities when acquired of three months or less to be cash and cash equivalents. The Company’s cash was held in a Merrill Lynch money market fund on March 31, 2010, which may not be covered by insurance of the Federal Deposit Insurance Corporation (“FDIC”).

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

	Balance March 31, 2010	Balance December 31, 2009	Input Hierarchy level
Recurring:
Cash	$ 26,505	$ 266,207	Level 1

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

Net Loss Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. The dilutive effect of convertible and exercisable securities would be:

	March 31,	March 31,
For periods ended	2010	2009

Stock options	0	155,000
Warrants	15,000	2,885,000
Total possible dilution	15,000	3,040,000

For the periods ended March 31, 2010 and 2009, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

2.

Stockholders’ Equity

The Company’s common stock is at $0.001 par value with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001. No preferred shares have been issued.

The Company issued 200,000 shares of stock at $0.22 per share, the market price on the issue date of January 6, 2010 to Haywood Securities for a total cost of $44,000 that was expensed in Management and Administrative costs for sponsorship of the Company on the TSX-V Exchange.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

3.

Related Party Transactions

On March 31, 2010 the Board unanimously approved a resolution authorizing a bridge loan from E. James Collord, the Company’s CEO and a director, and Leta Mae Collord in the amount of $50,000 at an interest rate of 1% per month with the first payment due in thirty days.  The purpose of the bridge loan is to provide the Company operational capital to meet its day to day operational needs. These funds are to be repaid upon receipt of funds from the Haywood Securities (or other) financing and shall not exceed 120 days from the date of the resolution. In the event the loan is not repaid in full within 90 days after the due date, the Company will deed 10 acres of surface estate at their South Mountain property comprising an area that surrounds the camp buildings.  The Collords shall have the option that any portion or the amount loaned can be convertible to Company stock at the market price of the warrant at the date of conversion, or $0.15 per share.  As of March 31, 2010 no funds had been advanced to the Company. On April 5, 2010, subsequent to the end of the Quarter, $50,000 was advanced to the Company with the entire balance of the loan including interest due in full no later than July 29, 2010.

4.

Subsequent events

As authorized by Board Resolution on March 30, 2010, a total of 550,000 shares of common stock were issued to the Company’s Directors and three consultants. A stock payable of $93,500 was reflected in the Company’s long-term liabilities at March 31, 2010. The stock was issued subsequent to the quarter on April 8, 2010.

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 2010. The following statements may be forward-looking in nature and actual results may differ materially.

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

The Company was able to meet its immediate financial obligations during the first quarter. In an effort to manage cash flow, officers continued their salary reductions from a total of per month to per month. Eric Jones salary rate of $8,333 was reinstated in the fourth quarter of 2009 and Jim Collord’s salary was increased at the beginning of the reporting quarter to 50% of his base, or $5,000 per month. He will remain at this level until financial conditions improve. Previously, Jim Collord had been at a minimal salary of $1000 per month for 19 months. Pete Parsley remained on full salary of $9,000 per month, or $108,000 per year, but saw no increases.

No cash bonuses were paid to management for services in 2009. No board compensation was distributed to the Company`s Board Members in either 2008 or 2009. On March 30, 2010, the Board approved stock grants to Management and the Board members with the grants being delivered during the second quarter of 2010 on April 8, 2010. The market value of the stock grants was $93,500, with $42,500 allocable to non-employee Board members and represents the only remuneration these non-employee Board members received.

The Company maintains its offices in the Boise, Idaho area in Garden City. This is the primary work area for the South Mountain Project and is utilized primarily by Pete Parsley and Eric Jones. Jim Collord will continue to work from his home office in Elko, Nevada as well as in the Boise office.

The primary focus of Management during the first quarter was to advance the dual listing of the Company with the TSX – Venture Exchange (TSX-V). The Company will continue to trade in the U.S. on the Over the Counter Bulletin Board. The Company engaged a Canadian legal firm in Vancouver, B.C. to assist with the listing application, and Haywood Securities was retained as a sponsor. It is anticipated that the Company will receive approval on its listing during the 2nd quarter of 2010.

A discussion of activities conducted during the reporting period and the plan of operation follows for the Company and its wholly-owned subsidiaries, Thunder Mountain Resources, Inc. and South Mountain Mines, Inc.

1.

South Mountain Project, Owyhee County, Idaho (Thunder Mountain Resources, Inc. / South Mountain Mines, Inc.)

As part of the TSX-V listing efforts, the Company commissioned Northwest Groundwater and Geology of Eagle, Idaho, as independent Qualified Person to upgrade the South Mountain Technical Report completed in 2008 by Kleinfelder to a NI 43-101 compliant resource report. Greg Wittman, Professional Geologist and Qualified Person per TSX-V rules, and owner of Northwest Groundwater and Geology, completed two drafts of the report for review; it is anticipated that the report will be completed and approved mid-second quarter of 2010. The NI 43-101 along with the Listing

Application, when completed, will be the primary components needed to achieve approval for the TSX-V listing.

Work directly on the South Mountain Project during the reporting period consisted of interpretive work on the mapping and soil/rock chip sampling on the multi-lithic intrusive breccia zone completed in 2009. The soil work, supplement and confirmed by the rock chip sample program, defined a large gold anomaly associated with the breccia. Of the 236 soil samples collected, approximately 75% contained anomalous gold with values up to 701 parts per billion (0.021 ounce per ton) over an area approximately 5,000 feet in length by 1,500 feet in width. Although gold was the most significant element in the grid, it was accompanied by anomalous copper, molybdenum, and indium. Contours of these elements mimicked the gold values.

The significant gold anomaly and accompanying elements are indicative of a potential buried copper and/or molybdenum – gold porphyry system. This is also supported by the replacement base and precious metal deposits associated with the main mine area, as well as the multi-lithic breccia exposed in the anomaly itself.

The priority for the 2010 field season is to evaluate the multi-lithic intrusive breccia and associated gold anomaly. A geophysical program is being planned and will likely consist of a helicopter-draped and/or ground magnetometer survey over the target area. Physical work on the target will consist of approximately two miles of road construction and the drilling of five to ten reverse circulation rotary drill holes ranging from 1,000 to 1,500 feet in depth. Deeper core drilling may be done, depending upon the geologic interpretation of the reverse circulation drilling. One or two core holes would be completed by using the rotary holes as “pre-collars”, this saving the core drilling of the first 1,000 feet plus of the hole.

In addition to the testing of the multi-lithic mineralized breccia, a program to conduct additional exploration work on the existing sulfide replacement deposits will be done to test the internal continuity of the known mineralized zones, and to continue the down dip extension of the higher grade and more continuous ore shoots. This may require the continued rehabilitation of portions of the underground workings so that drill stations can be established for close-spaced core drilling. The goal of this program would be to tighten up the resource so that it could easily move into a pre-production phase for a smaller mining operation.

Larger gold producing companies continue to review exploration results on the Company`s properties, with an emphasis on the Company`s South Mountain Mine.

The Company’s land package at South Mountain consists of a total of private land under lease to approximately 542 acres, the original 17 patented claims (326 acres) that the Company owns outright plus and 21 unpatented claims (290 acres) for a total of approximately 1,158 acres.

2.

Trout Creek Claims, Lander County, Nevada (Thunder Mountain Resources, Inc.)

Additional geologic interpretive work was started on the project. Several structures within the pediment gravels were identified and mapped, and their intensity and location suggest that the thickness of valley fill gravel is not prohibitive for exploration, or for mining should a resource be delineated. The likelihood of shallow bedrock, coupled with the favorable structural setting identified by geophysics and favorable host rocks outcropping along the range front all support that there is a strong pediment target on the Trout Creek Claims.

The Company has commissioned a geophysicist to evaluate the target and make recommendations on additional detailed work that would confirm the structures and potential depth to bedrock. An orientation set of soil samples will be taken over the claims to determine if there are any mobile trace elements that may be present in the surface gravels.

Drilling may be warranted on the claim group if the interpretive work continues to determine the potential of the pediment target.

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

Recent rock chip sampling within the area of the anomaly has identified quartz veining with gold values ranging from 3.6 ppm to 16.5 ppm. Additional sampling conducted on 200’x 200’ grid spacing has defined two northeast tending soil anomalies with gold values ranging from 0.020 ppm to 0.873 ppm Au. The gold anomalies are approximately 1,000’ in length and approximately 300’ in width. The gold anomalies are associated with northeast trending structures with accompanying quartz stockwork veining in an exposure of Cretaceous/Tertiary granite. A 2,500’ base metal soil anomaly is observed trending northwest proximal to rhyolite and rhyodacitic dikes which intrude the granitic stock. Additional field work in 2010 may include exploration drilling or trenching on this prospective target.

Results of Operations:

The Company had no revenues and no production for the first calendar quarters of 2010 and 2009. Total expenses for the quarter ended March 31, 2010 increased by $155,477, or approximately 45%, to $345,381 compared with $189,904 for the quarter ended March 31, 2009, due largely to increases in management and administrative expenses of $65,354, $93,500 for stock issued to Directors, Officers and consultants, and legal and accounting expenses of $14,562 related the Company’s efforts to obtain financing and to secure a listing on the TSX-V during the quarter ended March 31, 2010. Exploration expense decreased by $15,501 due to the additional cutting of costs during 2010 as compared to the same period in 2009. As a result of the net increase in expenses for the first quarter of 2010, the Company reported a net loss of $346,466 ($0.02 per share), compared to a net loss of $130,027 ($Nil per share) in 2009. Net loss per share was based on weighted average number of shares of 18,770,136 for the quarter ended March 31, 2010 and 14,753,991 for the quarter ended March 31, 2009.

At the end of the reporting quarter, the Company had total current liabilities of $108,902, consisting of $42,047 in trade accounts payable, $9,358 in payroll liabilities, $4,931 in related party accounts payable, $319 in interest payable, $21,000 in deferred salary to a corporate officer and $31,247 in a note payable to a related party.

For the three months ended March 31, 2010, net cash used for operating activities was $188,649, consisting of our 2010 net operating loss, reduced by non-cash expenses and increased by net cash used by changes in current assets and current liabilities. This compares with $181,104 used by operations for the 2009 three month period. Cash provided by or used in investing activities was $Nil for each of the comparative quarters ended March 31, 2010 and 2009. Cash used by financing activities for the three months ended March 31, 2010 totaled $51,053, consisting of $1,053 in payments on a related party note payable and $50,000 in payments on short-term borrowings.  This compares with $15,000 in proceeds from the sale of stock for the three months ended March 31, 2009.

Liquidity and Capital Resources:

We are an exploration stage company and have incurred losses since our inception.  The Notes to our financial statements for the year ended December 31, 2009, together with the opinion of our independent auditors included going concern explanatory paragraphs.  Subsequent to the filing of our Form 10-K on March 31, 2010, we have been successful in addressing those concerns. As a result, we have removed the explanatory paragraphs from the Notes to the Financial Statements for the quarter ended March 31, 2010.

Management actions in addressing going concern:

While the Company does not currently have cash sufficient to support an exploration program as outlined in the 2010 business plan adopted by the Thunder Mountain Board, we believe that the survivability of Thunder Mountain Gold can be assured by the following:

•

We currently have approximately $25,000 cash in our bank accounts.

•

The Company closed a private offering of securities solely to one accredited investor on May 11, 2010 for $250,000 for 1,250,000 units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.20, for 18 months from the date of registration of the shares or about 2 years from date of issue. No Placement Agent was used, and no commissions were paid.

•

On April 9, 2010 the Board unanimously authorized a Private Placement for the sale of up to 5,000,000 common stock purchase warrants convertible to common stock at a price to be determined at a later date by the President in the best interests of the Company. We expect to close on this Private Placement near the end of May 2010, and anticipate a cash infusion of $100,000 to $200,000.

•

Our non-exploration monthly burn rate is currently $25,000, therefore we believe we have cash sufficient to support reduce company operations for the next 12 months.

•

Management and the Board have not undertaken plans or commitments that exceed the cash available to the Company.  We do not include in this consideration any additional investment funds mentioned above.

•

Management will manage expenses of all types so as to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

We believe, and are committed in the execution of our responsibilities as officers and directors, that through proper management and spending restraint, we can weather the current disruptions in the investment markets and continue to attract investment dollars in coming months and years.

The Company’s future liquidity and capital requirements will depend on many factors, including timing, cost and progress of its exploration efforts, evaluation of, and decisions with respect to, its strategic alternatives, and costs associated with the regulatory approvals. The Company has several options available for financing its exploration programs, including raising additional funds from a private placement, mergers, and farm-outs or strategic partnerships. Additional financing may be required to meet our exploration and corporate expenses incurred during the next 12 months.

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

During the quarter ended March 31, 2010 an additional independent director was added to help alleviate a material weakness identified in the Company’s Form 10-K filed on March 31, 2010; lack of an independent board of directors, including an independent financial expert. On January 28, 2010, the Company added an independent director who has been designated the Company’s independent financial expert. The current board of directors is evaluating expanding the board of directors to include additional independent directors. The current board is composed of six members and may be expanded to as many as nine members under the Company’s Articles of Incorporation and By-Laws.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2010, the Company issued 200,000 shares of its unregistered common stock for services.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

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

Date: May 20, 2010

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

 /s/ Eric T. Jones

By  ____________________________________

Eric T. Jones

Secretary/Treasurer and Chief Financial Accounting Officer

Date: May 20, 2010

18