Form 10-Q
period 2010-06-30
THUNDER MOUNTAIN GOLD INC
filed 2010-08-16
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒  No

Number of shares of issuer’s common stock outstanding at Date August 16, 2010:    20,583,469

TABLE OF CONTENTS

PART I – Financial Information

3

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis or Plan of Operation

12

Item 3:

Quantitative and Qualitative Disclosures about Market Risk

16

Item 4:

Controls and Procedures

16

PART II

16

Item 1.

Legal Proceedings.

16

Item 1A.

Risk Factors.

16

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

16

Item 3.

Defaults Upon Senior Securities.

17

Item 4.

(Removed and Reserved).

17

Item 5.

Other Information

17

Item 6.

Exhibits

17

PART I – Financial Information

Item 1.

Financial Statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$ 91,249	$ 266,207
Prepaid expenses and other assets	35,376	61,067
Total current assets	126,625	327,274

Property, plant, equipment, and mining claims:
South Mountain Mines property	357,497	357,497
Equipment, net of accumulated depreciation	29,374	35,536
Mining claims	52,410	49,030
Total property, plant, equipment and mining claims	439,281	442,063
Total assets	$ 565,906	$ 769,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 37,380	$ 53,895
Accounts payable – related party	14,318	12,436
Interest payable – related party	522	972
Deferred salaries	21,000	21,000
Related party note payable, net	49,391	32,300
Note payable	-	50,000
Total current liabilities	122,611	170,603

Long-term liabilities
Warrant liability	65,625	-
Total liabilities	188,236	170,603

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares
authorized; 20,583,469 and 18,583,469 shares issued and outstanding, respectively	20,584	18,584
Additional paid-in capital	2,467,231	2,115,523
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(1,873,152)	(1,298,380)
Total stockholders’ equity	377,670	598,734
Total liabilities and stockholders' equity	$ 565,906	$ 769,337

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)

					During
					Exploration Stage
					1991
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
Revenue:
Royalties, net	$ -	$ -	$ -	$ -	$ 328,500
Gain on sale of property and mining claims	-	-	-	-	2,576,112
Total revenue	-	-	-	-	2,904,612

Expenses:
Exploration expense	50,771	15,137	112,785	41,072	1,339,364
Legal and accounting	46,796	17,618	97,565	53,825	665,430
Management and administrative	100,649	86,847	330,183	209,107	1,917,522
Directors' fees and professional services	-	-	-	-	649,241
Depreciation	3,097	5,563	6,161	11,065	118,468
Total expenses	201,313	125,165	546,694	315,069	4,690,025

Other income (expense):
Interest and dividend income	-	2	12	37	283,761
Interest expense	(16,451)	(39)	(17,548)	(39)	(49,585)
Loss on warrant liability	(12,500)	-	(12,500)	-	(12,500)
Gain on sale of securities	-	-	-	-	166,116
Gain (loss) on foreign currency translation	1,958	-	1,958	-	1,958
Adjustments for impairments of investments	-	-	-	-	(52,299)
Total other income (expense)	(26,993)	(37)	(28,078)	(2)	337,451

Net loss before income taxes	(228,306)	(125,202)	(574,772)	(315,071)	(1,447,962)
(Provision) Benefit for income taxes	-	-	-	59,841	(151,496)
Net loss	(228,306)	(125,202)	(574,772)	(255,230)	(1,599,458)
Treasury stock cancelled	-	-	-	-	(273,694)
Comprehensive Loss	$ (228,306)	$ (125,202)	$ (574,772)	$ (255,230)	$ (1,873,152)

Net loss per common share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.16)

Weighted average common
shares outstanding-basic	19,992,810	14,845,230	19,387,889	14,799,863	12,009,755

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)			During Exploration
			Stage, 1991
	Six Months Ended		Through
	June 30,		June 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$ (574,772)	$ (255,230)	$ (1,599,458)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	6,161	11,065	118,468
Adjustment of note discount	-	-	86,084
Common stock, warrants, and options issued
for services	44,000	27,050	125,320
Amortization of directors’ fees prepaid
with common stock	-	-	53,400
Common stock issued for compensation	93,500	-	93,500
Amortization of deferred financing costs	14,500	-	14,500
Gain on sale of mining claims	-	-	(2,736,553)
Impairment loss on securities	-	-	52,335
Loss on warrant	12,500	-	12,500
Change in:
Prepaid expenses	25,691	18,730	(35,376)
Accounts payable	(16,515)	(14,298)	22,813
Accounts payable, related party	1,882	-	14,318
Interest payable	(450)	-	522
Deferred salaries	-	5,250	21,000
Federal and state income tax refunds receivable	-	(59,841)	-
Receivables	-	-	124,955
Net cash used by operating activities	(393,503)	(267,274)	(3,631,672)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining claims	(3,380)	(22,010)	(52,410)
Purchase of equipment	-	-	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash provided (used) by investing activities	(3,380)	(22,010)	2,335,053

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	250,000	76,000	1,032,000
Proceeds from exercise of stock options and warrants	-	15,550	508,100
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party note payable	65,000	30,000	396,500
Payments on related party note payable	(43,075)	-	(337,776)
Borrowing on notes payable	-	-	50,000
Payments on notes payable	(50,000)	-	(50,000)
Net cash provided by financing activities	221,925	121,550	1,222,069

Net decrease in cash and cash equivalents	(174,958)	(167,734)	(74,550)
Cash and cash equivalents, beginning of period	266,207	203,133	165,799
Cash and cash equivalents, end of period	$ 91,249	$ 35,399	$ 91,249

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

During Exploration
Stage, 1991
	Six Months Ended		Through
	June 30,		June 30,
	2010	2009	2010
Supplemental disclosures of cash flow information:

Stock issued to acquire equipment from related party	$ -	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Stock issued for prepaid directors fees	$ -	$ -	$ 53,400

Warrants issued in private placement	$ 53,125	$ -	$ 53,125

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

1.

Summary of Significant Accounting Policies and Business Operations

Business Operations

Thunder Mountain Gold, Inc. (“Thunder Mountain” or “the Company”) was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc. In April 1978, Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders and changed its name to Thunder Mountain Gold, Inc., with the primary goal to further develop their holdings in the Thunder Mountain Mining District, located in Valley County, Idaho. Thunder Mountain Gold, Inc. takes its name from the Thunder Mountain Mining District, where its principal lode mining claims were located. For several years, the Company’s activities were restricted to maintaining its property position and exploration activities. During 2005, the Company sold its holdings in the Thunder Mountain Mining District. During 2007, the Company acquired the South Mountain Mines property in southwest Idaho and initiated exploration activities on that property. In 2008, the Company changed its situs from the State of Idaho to the State of Nevada.

Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, Thunder Mountain Resources, Inc. All significant intercompany accounts and transactions have been eliminated and any significant related party transactions have been disclosed.

Reclassifications

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. A reclassification has been made to prior periods’ data for certain management salaries, travel expenses and the fees of consultants to more accurately reflect comparative exploration costs. These reclassifications have no effect on the reported results of operations or stockholders’ equity.

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Foreign Currency Translation

Assets and liabilities denominated in a foreign currency are translated to U.S. dollars at the exchange rate on the balance sheet date.  Translation adjustments are shown as part of other income (expense).  Revenues, costs, and expenses are translated using an average rate.  Realized and unrealized foreign currency transaction gains and losses are included in the consolidated statement of operations.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

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

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid short term investments with original maturities when acquired of three months or less to be cash and cash equivalents. The Company’s cash was held in a Merrill Lynch money market fund on June 30, 2010, which may not be covered by insurance of the Federal Deposit Insurance Corporation (“FDIC”).

Fair Value Measures

Our financial instruments consist principally of cash and cash equivalents. These instruments do not require recurring re-measurement of fair value.

Convertible Debt

From time to time, the Company enters into transactions which contain conversion privileges, the settlement of which may entitle the holder or the Company to settle obligations by issuance of Company securities. When the Company enters transactions which allow obligations to be settled by the issuance of Company securities, beneficial fair value is estimated under appropriate accounting literature.

New accounting pronouncements

In January 2010, the ASC guidance for fair value measurements was updated to require additional disclosures related to movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy. Also, a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method is required.  Disclosure regarding fair value measurements for each class of assets and liabilities will be required. The updated guidance was adopted by the Company in its quarter ending March 31, 2010, except for disclosures about the activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this updated guidance did not have a material impact on the Company’s consolidated financial statements.

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

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

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

Net Loss Per Share

GAAP requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of the statements of operations for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. The dilutive effect of convertible and exercisable securities would be:

	June 30,	June 30,
For periods ended	2010	2009
Warrants	1,890,000	2,885,000
Convertible related party note	364,997	-
Total possible dilution	2,254,997	2,885,000

For the periods ended June 30, 2010 and 2009, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

2.

Stockholders’ Equity

The Company’s common stock is at $0.001 par value with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001. No preferred shares have been issued.

On May 10, 2010, the Company issued 1.25 million Units at $0.20 per Unit in a private placement for net proceeds of $250,000. Each Unit consists of one share of common stock and one Series A common stock purchase warrant. Each Series A warrant is exercisable at $0.20 for one share of common stock and one-half Series B common stock purchase warrant. Each whole Series B warrant would be exercisable into one share of common stock at an exercise price of $0.75 per share. The warrants are callable by the Company in the event that the Company’s stock trades above $0.25 in

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

the case of the Series A warrants, and above $0.94 for the Series B warrants. The Company has accounted for the warrants as a derivative which has been valued using a Black Scholes fair value model. The Company has allocated $53,125 of the proceeds from the private placement to a long term warrant liability and has recognized $12,500 loss on the warrants at June 30, 2010, as a result of an increase in fair value between the placement and the end of the quarter.

As consideration for a sponsorship agreement, Haywood Securities, Inc, a Canadian broker dealer, was issued 200,000 shares of stock on January 6, 2010, that were valued at $0.22 per share, the market price on the issue date for a total cost of $44,000. This amount was expensed in Management and Administrative costs for Haywood Securities’ sponsorship of the Company on the TSX-V Exchange.

As authorized by Board Resolution on March 30, 2010, a total of 550,000 shares of common stock were issued to the Company’s Directors and three consultants. The stock was valued using a Black Scholes fair value model, and a stock payable of $93,500 was reflected in the Company’s long-term liabilities at March 31, 2010. The stock was issued on April 8, 2010.

The following is a summary of warrants for June 30, 2010:

	Warrants	Exercise Price	Expiration Date
Warrants:
Outstanding and exercisable at December 31, 2009	15,000	$ 0.30	August 20, 2011
Warrants issued, exercised or expired	-
Outstanding and exercisable at June 30, 2010	15,000
Series A Warrants:
Warrants issued May 10, 2010	1,250,000	$ 0.20	18 months from registration
Outstanding and exercisable at June 30, 2010	1,250,000		Exercisable for one-half Series B Warrant
Series B Warrants:
Warrants issued	-	$ 0.75	2 years from closing
Outstanding and exercisable at June 30, 2010	-
Total warrants outstanding at June 30, 2010	1,265,000	$ 0.201

Because each Series A Warrant are exercisable for one common share and one half a Series B Warrant, the ultimate dilution possible for the Series A Warrants is 1,875,000 shares of the Company’s common stock.

3.

Related Party Transactions

On March 31, 2010 the Board unanimously approved a resolution authorizing a bridge loan from E. James Collord, the Company’s CEO and a director, and his wife Leta Mae Collord, Mr. Collard’s wife, in the amount of $50,000 at an interest rate of 1% per month with the first payment due in thirty days. On May 12, 2010 the Board unanimously approved to increase the loan amount to $65,000.  The purpose of the bridge loan was to provide the Company operational capital to meet its day-to-day operational needs. These funds are to be repaid upon receipt of funds from future financing transactions and shall not exceed 120 days from the date of the resolution. In the event the loan is not repaid in full within 90 days after the due date, the Company will deed 10 acres of surface estate at its South Mountain property comprising an area that surrounds the camp buildings.

The Collords’ have the option that any portion or the amount loaned can be convertible to Company stock at the lower of the market price on the date of conversion, or $0.15 per share. The price for the Company’s common stock exceeded the $0.15 conversion price stated in the loan on the days funds were advanced under the loan. Management determined that the favorable exercise price represents a beneficial conversion feature. Using the intrinsic value method at the date of commitment a discount of $19,333 was recognized on the loan. The discount is being amortized over the loan term using the straight-line method, which approximates the effective interest method. For the three and six months ended June 30, 2010, the Company recorded $14,500 in interest expense related to the amortization of the discount.  As of

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010 the outstanding balance of the loan was 49,381, net of the remaining discount of $4,832. Total interest expense of $2,794 has been recognized on this related party loan.

4.

Stock incentive plan

On May 25, 2010, the Board of Directors, subject to shareholder ratification, approved a Stock Incentive Plan (the “SIP”).  The SIP will be administered by the Compensation Committee or Board of Directors and provides for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock awards, and incentive awards to eligible individuals including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

The SIP has a fixed maximum percentage of 10% of the Company’s outstanding shares that are eligible for the plan pool, whereby the number of Shares under the SIP increase automatically with increases in the total number of shares. This “Evergreen” provision permits the reloading of shares that make up the available pool for the SIP, once the options granted have been exercised. The number of shares available for issuance under the SIP automatically increases as the total number of shares outstanding increase, including those shares issued upon exercise of options granted under the SIP, which become re-available for grant subsequent to exercise of option grants. The number of shares subject to the SIP and any outstanding awards under the SIP will be adjusted appropriately by the Board of Directors if the Company’s common stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification, dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all of the Company’s assets.

The SIP also has terms and limitations, including without limitation that the exercise price for stock options and stock appreciation rights granted under the SIP must equal the stock’s fair market value, based on the closing price per share of common stock, at the time the stock option or stock appreciation right is granted. The SIP is also subject to other limitation including; a limited exception for certain stock options assumed in corporate transactions; stock options and stock appreciation rights granted under the SIP may not be “re-priced” without shareholder approval; stock-based awards under the SIP are subject to either three-year or one-year minimum vesting requirements, subject to exceptions for death, disability or termination of employment of an employee or upon a change of control; and shareholder approval is required for certain types of amendments to the SIP. No grants have been made under the SIP.

5.

Subsequent events

Subsequent to the quarter end, on July 13, 2010, the Company initiated a private placement offering of 6 million Units at an offering price of $0.20 CDN per Unit. Each Unit is comprised of one share of common stock and a warrant to purchase one share of the Company’s common stock. The warrants are for a term of two years with an exercise price of $0.20 CDN for the first twelve months and $0.35 CDN thereafter. The warrants are callable at the Company’s option in the event the Company’s common shares trade at a weighted average price of $0.50 CDN for a period of 20 consecutive trading days. A finder’s fee equal to 10% of the amounts raised plus warrants equal to 10% of the underlying units sold in the private placement is payable.

Subscriptions for the full amount of the placement have been received for approximately $1,350,000 CDN, or approximately $1,305,000 USD. Payment into escrow is expected to occur on or about September 1, 2010.  Due to additional interest by other investors, the placement is believed to be over-subscribed and the offering is being extended to allow placement of additional Units as approved by the Company’s board.

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2010. The following statements may be forward-looking in nature and actual results may differ materially.

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

The Company was able to meet its immediate financial obligations during the second quarter. In an effort to manage cash flow, officers continued their salary reductions from a total of per month to per month. Eric Jones salary rate of $8,333 was reinstated in the fourth quarter of 2009 and Jim Collord’s salary was increased at the beginning of the reporting quarter to 50% of his base, or $5,000 per month. He will remain at this level until financial conditions improve. Previously, Jim Collord had been at a minimal salary of $1,000 per month for nineteen months. Pete Parsley remained on full salary of $9,000 per month, or $108,000 per year, but saw no increases.

On March 30, 2010, the Board approved stock grants to Management and Directors, for service on the Company’s Board in 2008 and 2009, with the grants being delivered on April 8, 2010. The market value of the stock grants was $93,500, with $42,500 allocable to non-employee Directors. Excluding expenses reimbursed as incurred, these stock grants represent the only remuneration these non-employee Directors received.

The Company maintains its office in the Boise, Idaho area in Garden City. This is the primary work area for the South Mountain Project and is utilized primarily by Pete Parsley and Eric Jones. Jim Collord will continue to work from his home office in Elko, Nevada as well as in the Boise office.

The primary focus of Management during the second quarter was to continue to advance the dual listing of the Company with the Toronto Stock Exchange – Venture Listing (TSX-V). The Company will continue to trade in the U.S. on the Over the Counter Bulletin Board. The Company engaged a Canadian legal firm in Vancouver, B.C. to assist with the listing application, and Haywood Securities was retained as a sponsor. The common shares of the Issuer have been conditionally approved for listing on the Exchange. It is anticipated that the Company will receive final approval on its listing during the 3rd quarter of 2010.

A discussion of activities conducted during the reporting period and the plan of operation follows for the Company and its wholly-owned subsidiaries, Thunder Mountain Resources, Inc. and South Mountain Mines, Inc.

1.

South Mountain Project, Owyhee County, Idaho (South Mountain Mines, Inc.)

The Company’s land package at South Mountain consists of a total of private land under lease to approximately 542 acres, the original 17 patented claims (326 acres) that the Company owns outright plus and 21 unpatented claims (290 acres) for a total of approximately 1,158 acres.

As part of the TSX-V listing efforts, the Company commissioned Northwest Groundwater and Geology of Eagle, Idaho, as independent Qualified Person to upgrade the South Mountain Technical Report completed in 2008 by Kleinfelder to a NI 43-101 compliant resource report. Greg Wittman, Professional Geologist and Qualified Person per TSX-V rules, and owner of Northwest Groundwater and Geology, completed the report. The Report was accepted by the TSX-V. The approved 43-101 is one of the primary components needed to achieve approval for the TSX-V listing.

Fieldwork on the South Mountain Project began during the reporting period.   Design for road and pad construction for exploration of the multi-lithic gold breccia target was completed.  Centra Consulting was engaged to complete the necessary storm water plan for the site work, and EPA approval was received for construction during late July 2010.  Road and pad construction on the breccia target commenced the first part of August with a D8 dozer provided by Warner Construction of Boise, ID.  Detailed road cut sampling will be completed once the road system has been done, this to further refine the target areas and outline any additional mineralized zones.

A reverse circulation drilling contractor provided a proposal for the drilling, and may mobilize as early as late August.  The initial round of drilling will be to test the three main targets associated with the mile-plus long gold breccia zone.  Drill holes are also being designed to test the down dip extensions of the Texas and DMEA 2 sulfide replacement ore shoots in the main mine area.  Although these two areas are being targeted separately, Management believes that they are both related to a buried mineralized porphyry molybdenum- or copper-gold system. Although the initial round of drilling will be completed by a reverse circulation drill, favorable geology and mineralization that is encountered will be followed by core drilling.  Some core work by be done coincidentally with the reverse circulation drilling.

The Company received the data package developed by Kinross Gold USA Inc. during their multiple visits to South Mountain during the 2009 field season.  As part of the their fieldwork, they collected 55 of rock chip samples over the multi-lithic breccia outcrops, all of which had anomalous gold values that ranged up to 2913 parts per billion gold (0.085 ounce per ton).  This independent sample set confirmed the values obtained by Thunder Mountain over the past three field seasons.  The Kinross geologists wrote extensive reports on their interpretation of South Mountain, and made a recommendation for Kinross to conduct further work on the project.

Two geologists from Barrick Gold’s Elko, Nevada exploration office visited South Mountain during June to make an initial evaluation of the project.  They spent two days sampling the outcrops and evaluating the gold breccia target.  Their results were encouraging enough that they will be returning to conduct further work in late August.

Jim Wright, consulting geophysicist located in Elko, Nevada, reviewed the regional open source geophysical data available for the South Mountain area, and developed a cost estimate for completing either an extensive ground magnetic or airborne draped magnetic survey over the project.  The compilation of open source data provided excellent information on the magnetic signature of the intrusive that likely relate to the mineralizing events, and has helped direct the Company to expand its area of geologic interest in the area.

2.

Trout Creek Claims, Lander County, Nevada (Thunder Mountain Resources, Inc.)

The Company’s land package at Trout Creek consists of 60 unpatented mining claims located approximately 20 miles south of Battle Mountain, Nevada.  The claims are located near Newmont’s Phoenix Mine and the Cove McCoy Mine (now in reclamation), and on a significant trend between Cortez Gold Mine’s Pipeline/Cortez Hills deposits and the Phoenix Mine.

Continued geologic interpretive work confirmed the structures within the pediment gravels that suggest that the thickness of valley fill gravel is not prohibitive for exploration, or for mining should a resource be delineated. The likelihood of shallow bedrock, coupled with the favorable structural setting identified by geophysics and favorable host rocks outcropping along the range front all support that there is a strong pediment target on the Trout Creek Claims.

Jim Wright, geophysical consultant, also compiled the open source geophysical data for the project area, and it essentially confirmed the new geologic interpretation of the pediment target.  Jim provided a recommendation on cost estimate to conduct a ground magnetic survey over the project area, this further refining the structures that area covered by valley fill pediment.

Barrick Gold has indicated their desire to develop a confidentiality agreement on the Trout Creek Project area in order to review the data.

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

6.

Clover Mountain Claim Group, Owyhee County, Idaho (Thunder Mountain Gold, Inc.)

The Clover Mountain property consists of 40 unpatented mining claims totaling approximately 800 acres located 30 miles southwest of Grand View in Owyhee County, Idaho. Rock chip sampling within the area of the anomaly has identified quartz veining with gold values ranging from 3.6 ppm to 16.5 ppm. Additional soil sampling conducted on 200’x 200’ grid spacing has defined two northeast trending soil anomalies with gold values ranging from 0.020 ppm to 0.873 ppm Au. The gold anomalies are approximately 1,000’ in length and approximately 300’ in width. The gold anomalies are associated with northeast trending structures with accompanying quartz stockwork veining in an exposure of Cretaceous/Tertiary granite. A 2,500’ base metal soil anomaly is observed trending northwest proximal to rhyolite and rhyodacitic dikes which intrude the granitic stock.  Coarse visible gold was observed in some of the panning samples, and accounts for some of the variability in soil sample values taken from broad anomaly.  In addition, there is evidence of a historical small placer operation.

Kinross Gold USA visited the Clover Mountain claim group in 2009, and subsequently expressed that they had no interest in pursuing any additional work.  Barrick Gold geologists from their Elko, Nevada office visited the claims in May 2010.  They are believed to be planning a return trip during August or September of 2010.

Results of Operations:

The Company had no revenues and no production for the three and six months ended June 30, 2010 and 2009. Total expenses for the three and six months ended June 30, 2010 increased by $76,148 and $231,625, or approximately 60% and 73% respectively, to $201,313 and $546,694 compared with $125,165 and $315,069 for the three and six months ended June 30, 2009 due to; increases in management and administrative expenses of $13,802 and $27,576 due to increase administrative activity in preparation for the 2010 exploration season; an increase of zero and $93,500 related to equity grants issued to Directors, Officers and consultants for their past and continued service to the Company and an increase in $29,178 and $43,740  for legal and accounting expenses related the Company’s efforts to obtain financing and to secure a listing on the TSX-V. Exploration expense increased by $35,364 and $71,713 as a result of increased exploration activity during the 2010 exploration season as compared to the same period in 2009. As a result of the net increase in expenses for the three and six months ended June 30, 2010 the Company reported a net loss of $228,306 and 574,772, or $0.01 and $0.03 on an earnings per share basis, compared to a net loss of $125,202 and $255,230, or $0.01 and $0.02 on an earning s per share basis in 2009. Net loss per share was based on weighted average number of shares of 19,992,810 and 19,387,889 for the three and six months ended June 30, 2010 compared to 14,845,230 and 14,799,863 for the three and six months ended June 30, 2009.

For the quarter end June 30, 2010, the Company had total current liabilities of $122,611 consisting of $37,380 in trade accounts payable, $14,318 in related party accounts payable, $522 in related-party interest payable, $21,000 in deferred salary to a corporate officer and $49,391 in a note payable to a Director and Officer of the Company. Current liabilities decreased by $47,485, or 28% compared to June 30, 2009 due to the reduction in stock subscription payable and a decrease in accounts payable which was partially offset by an increase in accounts and notes payable to related parties.  The Company has accounted for the warrants as a derivative which has been valued using a Black Scholes fair value model. The Company has allocated $53,125 of the proceeds from the private placement to a long term warrant liability and has recognized $12,500 loss on the warrant at June 30, 2010, as a result of an increase in fair value between the placement and the end of the quarter..

For the six months ended June 30, 2010 net cash used for operating activities was $393,503, consisting of our year to date net operating loss less non non-cash expenses for depreciation, stock compensation awards to officers and directors and amortization of the beneficial conversion feature embedded in the related party note payable.  This compares with $267,274 used by operating activities for the six months ended June 30, 2009. Cash used by investing activities was $3,380 and 22,010 for the six month periods ended June 30, 2010 and 2009 for the purchase of mining claims. Cash provided by financing activities for the six month periods ended June 30, 2010 and 2009 were $221,925 and $121,550 respectively. The increase in cash provided by financing activities was mainly due to the $250,000 raise through the private placement during the quarter, along with net cash borrowings from related parties of $21,924 less $50,000 in payments on notes payable.

Liquidity and Capital Resources:

We are an exploration stage company and have incurred losses since our inception.  The Notes to our financial statements for the year ended December 31, 2009, together with the opinion of our independent auditors included “going concern” explanatory paragraphs.  Subsequent to the filing of our Form 10-K on March 31, 2010, we have been successful in addressing those concerns. As a result, we have removed the explanatory paragraphs from the Notes to the Financial Statements for the quarter ended June 30, 2010.

Management actions in addressing the “going concern”:

While the Company does not currently have cash sufficient to support an exploration program as outlined in the 2010 business plan adopted by the Thunder Mountain Board, we believe that the survivability of Thunder Mountain Gold can be assured by the following:

•

We currently have approximately $90,000 cash in our bank accounts.

•

On May 10, 2010, the Company closed a private offering of 1.25 million units at a rate of $0.20 per unit for total proceeds of $250,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at price of $0.20 with a term of 18 months from the date of registration. No Placement Agent was used, and no commissions were paid.

•

Subsequent to the quarter end, on July 13, 2010, the Company initiated a private placement offering of 6 million Units at an offering price of $0.20 CDN per Unit. Each Unit is comprised of one share of common stock and a warrant to purchase one share of the Company’s common stock. The warrants are for a term of two years with an exercise price of $0.20 CDN for the first twelve months and $0.35 CDN thereafter. The warrants are callable at the Company’s option in the event the Company’s common shares trade at a weighted average price of $0.50 CDN for a period of 20 consecutive trading days. A finder’s fee equal to 10% of the amounts raised plus warrants equal to 10% of the underlying units sold in the private placement is payable. Subscriptions for the full amount of the placement have been received for approximately $1,350,000 CDN, or approximately $1,305,000 USD.  Payment into escrow is expected to occur on or about September 1, 2010.  Due to additional interest by other investors, the placement is believed to be over-subscribed and the offering is being extended to allow placement of additional Units as approved by the Company’s board.

•

Our non-exploration monthly burn rate is currently approximately $25,000, therefore we believe we have cash sufficient to support company operations for the next 12 months.

•

Management and the Board have not undertaken plans or commitments that exceed the cash available to the Company.  We do not include in this consideration any additional investment funds mentioned above.

•

Management will manage expenses of all types so as to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

Management is committed to proper management and spending restraint such that the Company is believed to be able to weather current disruptions in investment markets and continue to attract investment dollars in coming months and years.

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

Item 3:

Quantitative and Qualitative Disclosures about Market Risk

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

Item 4:

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

Changes in Internal Controls over Financial Reporting

During the quarter covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors.

Not required for smaller reporting companies.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On May 10, 2010, the Company issued 1.25 million Units at $0.20 per Unit in a private placement for net proceeds of $250,000. Each Unit consists of one share of common stock and one Series A common stock purchase warrant. Each Series A warrant is exercisable at $0.20 for one share of common stock and one-half Series B common stock purchase warrant. Each whole Series B warrant would be exercisable into one share of common stock at an exercise price of $0.75 per share. The warrants are callable by the Company in the event that the Company’s stock trades above $0.25 in the case of the Series A warrants and above $0.94 for the Series B warrants.

On April 8, 2010, the Company issued a total of 550,000 shares of common stock at $0.17 per share to the Company’s officers, directors and three consultants. Of the total, officers and directors received 450,000 shares. The shares were valued using the market price of the stock on the date of grant, March 30, 2010. A stock payable and an associated compensation expense of $93,500 were reflected in the Company’s consolidated financial statements at March 31, 2010.

As consideration for a sponsorship agreement, Haywood Securities, Inc, a Canadian broker dealer, was issued 200,000 shares of stock on January 6, 2010, that were valued at $0.22 per share, the market price on the issue date for a total cost of $44,000. This amount was expensed in Management and Administrative costs for Haywood Securities’ sponsorship of the Company on the TSX-V Exchange.

The offering and the shares issued for services and option grants are believed exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended. The securities offered, and sold and issued in connection with the private placements have not been registered under the Securities Act of 1933, as amended, or any state or Canadian securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration requirements.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

(Removed and Reserved).

Item 5.

Other Information

None.

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

THUNDER MOUNTAIN GOLD, INC.

By /s/ E. James Collord

E. James Collord

President and Chief Executive Officer

Date: August 16, 2010

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ Eric T. Jones

Eric T. Jones

Secretary/Treasurer and Chief Financial Accounting Officer

Date: August 16, 2010

18