Form 10-Q
period 2010-09-30
THUNDER MOUNTAIN GOLD INC
filed 2010-11-19
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at Date November 18, 2010:    26,791,740

TABLE OF CONTENTS

PART I – Financial Information

3

Item 1.   Financial Statements

3

Item 2.  Management's Discussion and Analysis or Plan of Operation

13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

18

Item 4.  Controls and Procedures

18

PART II

19

Item 1.  Legal Proceedings.

19

Item 1A. Risk Factors.

19

Item 3.  Defaults Upon Senior Securities.

20

Item 4.  (Removed and Reserved).

20

Item 5.  Other Information

20

Item 6.  Exhibits

20

SIGNATURES

21

PART I – Financial Information

Item 1.   Financial Statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
	(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$ 855,249	$ 266,207
Prepaid expenses and other assets	45,486	61,067
Total current assets	900,735	327,274

Property, plant, equipment, mining claims and other assets:
Deferred financing costs	188,349	-
South Mountain Mines property	357,497	357,497
Equipment, net of accumulated depreciation	26,241	35,536
Mining claims	59,930	49,030
Total property, plant, equipment, mining claims and other assets	632,017	442,063
Total assets	$ 1,532,752	$ 769,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 62,675	$ 53,895
Accounts payable – related party	22,103	12,436
Interest payable – related party	-	972
Deferred salaries	-	21,000
Convertible related party note payable, net	65,280	32,300
Note payable	-	50,000
Total current liabilities	150,058	170,603

Long-term liabilities
Warrant Liabilities, (Note 2)	1,162,002	-
Total Liabilities	1,312,060	170,603

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares
authorized; 26,791,740 and 18,583,469 shares issued and outstanding, respectively	26,792	18,584
Additional paid-in capital	2,494,545	2,115,523
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(2,063,652)	(1,298,380)
Total stockholders’ equity	220,692	598,734
Total liabilities and stockholders' equity	$ 1,532,752	$ 769,337

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)

					During
					Exploration Stage
					1991
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
Revenue:
Royalties, net	$ -	$ -	$ -	$ -	$ 328,500
Gain on sale of property and mining claims	-	-	-	-	2,576,112
Total revenue	-	-	-	-	2,904,612

Expenses:
Exploration expense	120,081	16,213	232,867	57,285	1,459,446
Legal and accounting	51,273	25,424	148,838	79,249	716,703
Management and administrative	96,277	84,254	426,460	293,361	2,013,799
Directors' fees and professional services	-	-	-	-	649,241
Depreciation	3,135	5,625	9,295	16,690	121,602
Total expenses	270,766	131,516	817,460	446,585	4,960,791

Other income (expense):
Interest and dividend income	14	2	26	39	283,775
Interest expense	(18,527)	(1,812)	(36,075)	(1,851)	(68,112)
Gain on change in fair value of
warrant liability (Note 2)	355,266	-	342,766	-	342,766
Loss on common stock and
warrants (Note 2)	(256,747)	-	(256,747)	-	(256,747)
Gain on sale of securities	-	-	-	-	166,116
Gain/(loss) on foreign currency translation	260	-	2,218	-	2,218
Impairment loss on securities	-	-	-	-	(52,299)
Total other income (expense)	80,266	(1,810)	52,188	(1,812)	417,717

Net loss before income taxes	(190,500)	(133,326)	(765,272)	(448,397)	(1,638,462)
(Provision) benefit for income taxes	-	-	-	59,841	(151,496)
Net loss	(190,500)	(133,326)	(765,272)	(388,556)	(1,789,958)
Treasury stock cancelled	-	-	-	-	(273,694)
Comprehensive Loss	$ (190,500)	$ (133,326)	$ (765,272)	$ (388,556)	$ (2,063,652)

Net income/(loss) per common share - basic	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.03)	$ (0.16)

Weighted average common
shares outstanding-basic	20,583,469	15,041,769	19,790,795	14,881,384	13,033,487

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)			During Exploration Stage 1991
	Nine Months Ended		Through
	September 30,		September 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$ (765,272)	$ (388,556)	$ (1,789,958)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	9,295	16,690	121,602
Adjustment of note discount	-	-	86,084
Common stock, warrants, and options issued
for services	44,000	27,050	125,320
Amortization of directors’ fees prepaid
with common stock	-	-	53,400
Common stock issued for compensation	93,500	-	93,500
Amortization of discount on loan beneficial
conversion feature	31,000	-	31,000
Gain on sale of mining claims	-	-	(2,736,553)
Impairment loss on securities	-	36	52,335
Gain on warrant	(342,766)	-	(342,766)
Loss on common stock and warrants	256,747	-	256,747
Change in:
Prepaid expenses	15,581	7,942	(45,486)
Accounts payable	8,779	(12,761)	48,107
Accounts payable, related party	9,667	-	22,103
Interest payable	(972)	-	-
Deferred salaries	-	21,000	21,000
Receivables	-	-	124,955
Net cash used by operating activities	(640,441)	(328,599)	(3,878,610)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining claims	(10,900)	(22,010)	(59,930)
Purchase of equipment	-	-	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash provided (used) by investing activities	(10,900)	(22,010)	2,327,533

Cash flows from financing activities:
Proceeds from sale of common stock and warrants,
net of offering costs	1,245,737	76,000	2,027,736
Proceeds from exercise of stock options and warrants	-	15,550	508,100
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party note payable	90,000	95,000	421,500
Payments on related party note payable	(45,354)	(20,125)	(340,054)
Borrowing on notes payable	-	-	50,000
Payments on notes payable	(50,000)	-	(50,000)
Net cash provided by financing activities	1,240,383	166,425	2,240,527

Net decrease in cash and cash equivalents	589,042	(184,184)	689,450
Cash and cash equivalents, beginning of period	266,207	203,133	165,799
Cash and cash equivalents, end of period	$ 855,249	$ 18,949	$ 855,249

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)			During Exploration Stage 1991
	Nine Months Ended		Through
	September 30,		September 30,
	2010	2009	2010

Supplemental disclosures of cash flow information:

Stock issued to acquire equipment from related party	$ -	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Stock issued for payments related party note payable	$ -	$ -	$ 4,500

Fair value of warrants issued in private placement	$ 1,504,768	$ -	$ 1,504,768

Stock issued for deferred compensation	$ 21,000	$ -	$ 21,000

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

1.

Summary of Significant Accounting Policies and Business Operations

Business Operations

Thunder Mountain Gold, Inc. (“Thunder Mountain” or “the Company”) was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc. In April 1978, Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders and changed its name to Thunder Mountain Gold, Inc., with the primary goal to further develop their holdings jointly with Coeur d`Alene Mines Corporation in the Thunder Mountain Mining District, located in Valley County, Idaho.

Coeur d’Alene Mines ceased production in 1992 and relinquished their lease on the claims. Subsequently the area was leased to and explored by several other exploration/mining companies, including Kennecott Utah Copper Corporation

During 2005, the Company sold its holdings in the Thunder Mountain Mining District. During 2007, the Company acquired the South Mountain Mines property in southwest Idaho and initiated exploration activities on that property. In 2008, the Company changed its situs from the State of Idaho to the State of Nevada.

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

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

1.

Summary of Significant Accounting Policies and Business Operations, continued:

included. Operating results for the nine-month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid short term investments with original maturities when acquired of three months or less to be cash and cash equivalents. The Company’s cash was held in a Merrill Lynch money market fund on September 30, 2010, which may not be covered by insurance of the Federal Deposit Insurance Corporation (“FDIC”).

Fair Value Measures

Our financial instruments consist principally of cash and cash equivalents, warrant liabilities and beneficial conversion feature on loans. These instruments require recurring re-measurement of fair value.

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

New accounting pronouncements

In January 2010, the ASC guidance for fair value measurements was updated to require additional disclosures related to movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy. Also, a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method is required.  Disclosure regarding fair value measurements for each class of assets and liabilities will be

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

1.

Summary of Significant Accounting Policies and Business Operations, continued:

required. The updated guidance was adopted by the Company in its quarter ended March 31, 2010, except for disclosures about the activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this updated guidance did not have a material impact on the Company’s consolidated financial statements.

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

	September 30,	September 30,
For periods ended	2010	2009
Warrants	7,948,271	2,885,000
Convertible related party note	512,973	-
Total possible dilution	8,461,244	2,885,000

For the periods ended September 30, 2010 and 2009, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

2.

Stockholders’ Equity

The Company’s common stock is at $0.001 par value with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.001. No preferred shares have been issued.

On September 24, 2010 (the “Closing Date”) the Company completed a private placement offering for the sale of 6,130,271 Units with proceeds of $995,737, which are net of $188,349 in deferred financing costs. The subscription agreements were denominated in Canadian dollars (Cdn$) at a prices of Cdn $0.20 per Unit. Each Unit was comprised of one share of the Company’s common stock (a “Common Share”) and one share purchase warrant (a “Warrant”).  Each Warrant entitles the holder to purchase one additional share of Company’s common stock for a three year period at staggered prices as follows: CDN$0.20 per share at any time until one year from the Closing Date; Cdn$0.25 per share from one year until two years from the Closing Date; and Cdn$0.30 per share from two years until three years from the Closing Date. If the Company’s common stock trades at a closing price greater than Cdn$0.50 per share for 20 consecutive trading days after six months from the Closing Date, the Company can accelerate the expiration of the Warrants by giving notice to the holders and in such case the Warrants will expire on the 30th day after the Company provides notice to the holders of the Warrants. The Company concluded that the warrants issued in the private placement and to Haywood Securities Inc., a Canadian broker dealer, meet the definition of a derivative instrument as defined in ASC 815 Derivative and Hedging which requires that the derivative instrument be separated and accounted for separately from the common equity issued in the offering unit.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

2.   Stockholders Equity, continued:

Base on the guidance of ASC 815 Management concluded that the warrants should be classified as a liability and recorded at fair value. The Company determined the fair value of the 6,605,271warrants issued in the offering using the Black-Scholes option pricing model. The Company determined the fair value of the warrants to be $1,434,702 on the date the offering, which exceeds the gross offering proceeds of $1,177,955 by $256,747.  The amount by which the fair value of the warrants exceeded the offering proceeds of the placement represents an additional offering expense incurred in the placement and is recorded in the statement of operations. The Company recognized $347,991 gain on the change in the fair value of warrants through September 30, 2010, difference between the placement date.

The Company recorded a long term asset for the deferred financing costs related to the offering of $188,349. The deferred financing costs include listing and legal fees along with a finder’s fee paid to Haywood Securities Inc. and Bolder Investment Partners, Ltd, both Canadian broker dealers, equal to 10% of the funds received as part of the second and third tranches. The deferred financing costs will be amortized to the statement of operations over the life of the warrants using the straight-line method, which approximates the effective interest rate method.

The Company has agreed to file a registration statement with the Securities and Exchange Commission within 45 days of the Closing Date of the Offering in order to register only the Common Shares for resale by the investors in the Offering, and use its best efforts to cause such registration statement to be declared effective within four months from the Closing Date.

In conjunction with the private placement, the Board approved the issuance of 78,000 units under the placement in full satisfaction of $21,000 in deferred compensation owed to the Company’s Vice President and Chief Financial Officer, Eric T. Jones. Using the Black-Scholes option pricing model the Company recorded a liability related to the warrants of $16,941.

On May 10, 2010, the Company issued 1.25 million Units at $0.20 per Unit in a private placement for net proceeds of $250,000. Each Unit consisted of one share of common stock and one Series A common stock purchase warrant. Each Series A warrant is exercisable at $0.20 for one share of common stock and one-half Series B common stock purchase warrant. Each whole Series B warrant would be exercisable into one share of common stock at an exercise price of $0.75 per share. The warrants are callable by the Company in the event that the Company’s stock trades above $0.25 in the case of the Series A warrants, and above $0.94 for the Series B warrants. The Company has accounted for the warrants as a derivative based on the fair value of the warrants. The Company has allocated $53,125 of the proceeds from the private placement as a long term warrant liability and has recognized $5,225 loss on the warrants at September 30, 2010, as a result of an increase in fair value between the placement date and the end of the quarter.

As consideration for a sponsorship agreement, Haywood Securities, Inc. was issued 200,000 shares of stock on January 6, 2010, that were valued at $0.22 per share, the market price on the issue date for a total cost of $44,000. This amount was expensed in Management and Administrative costs for Haywood Securities’ sponsorship of the Company on the TSX-V Exchange.

As authorized by Board Resolution on March 30, 2010, a total of 550,000 shares of common stock were issued to the Company’s Directors and three consultants. The stock was valued based on the fair market value of the Company’s common stock on the day of the awards and a stock payable of $93,500 was reflected in the Company’s long-term liabilities at March 31, 2010. The stock was issued on April 8, 2010.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

2.

Stockholder’s Equity, continued:

The following is a summary of warrants for September 30, 2010:

	Warrants	Exercise Price	Expiration Date
Warrants:
Outstanding and exercisable at December 31, 2009	15,000	$ 0.30	August 20, 2011
Warrants issued September 30, 2010	6,683,271	0.20	September 30, 2013
Outstanding and exercisable at September 30, 2010	6,698,271	0.20
Series A Warrants:
Warrants issued May 10, 2010	1,250,000	$ 0.20	18 months from registration
Outstanding and exercisable at September 30, 2010	1,250,000	0.20
Total warrants outstanding at September 30, 2010	7,948,271	$ 0.20

Because each Series A Warrant are exercisable for one common share and one half a Series B Warrant, the ultimate dilution possible for the Series A Warrants is 1,875,000 shares of the Company’s common stock.

3.

Related Party Transactions

On March 31, 2010 the Board unanimously approved a resolution authorizing a bridge loan from E. James Collord, the Company’s CEO and a director, and his wife Leta Mae Collord, Mr. Collord’s wife, in the amount of $50,000 at an interest rate of 1% per month with the first payment due in thirty days. On May 12, 2010 the Board unanimously approved to increase the loan amount to $65,000. On August 13, 2010, the Collord’s advanced the Company an additional $25,000 under the bridge loan. The purpose of the bridge loan was to provide the Company operational capital to meet its day-to-day operational needs. These funds are to be repaid upon receipt of funds from future financing transactions and shall not exceed 120 days from the date of the resolution. In the event the loan is not repaid in full within 90 days after the due date, the Company will deed 10 acres of surface estate at its South Mountain property comprising an area that surrounds the camp buildings.

The Collord’s have the option that any portion or the amount loaned can be convertible to Company stock at the lower of the market price on the date of conversion, or $0.15 per share. The price for the Company’s common stock exceeded the $0.15 conversion price stated in the loan on the days funds were advanced under the loan. Management determined that the favorable exercise price represents a beneficial conversion feature. Using the intrinsic value method at the loan dates a total discount of $42,667 was recognized on the loan. The discount is being amortized over the loan term using the straight-line method, which approximates the effective interest method. For the three and nine months ended September 30, 2010, the Company recorded $16,500 and $31,000 in interest expense related to the amortization of the discount.  As of September 30, 2010, the outstanding loan balance was $65,280 net of $11,667 unamortized discount on the beneficial conversion feature. Total interest expense of $32,068, including amortization of the beneficial conversion feature, has been recognized on this related party loan as of September 30, 2010. On October 4, 2010, the Company repaid $49,406 in principal and accrued interest there on in full satisfaction of the loan.

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

On August 24, 2010 the Board approved a grant of 2.0 million options under the SIP to Directors, Executive Officers and other non-employees consultants. The options have a strike price of $0.27, which approximates the fair market value of the Company’s common equity on the date of grant, based on the average of the bid/ask prices as quoted by the National Quotation Bureau on the day of grant. The option certificates will reflect the actual date of the grant upon approval of the SIP by shareholders. The Company has not recognized any compensation expense related to these options as of September 30, 2010.

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2010. The following statements may be forward-looking in nature and actual results may differ materially.

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

The Company maintains a corporate office in Boise, Idaho. This is the primary work area for the South Mountain Project and is utilized primarily by Pete Parsley and Eric Jones. Jim Collord has been working from a temporary residence in Boise Idaho at no additional charge to the Company.  He will continue to work from his home office in Elko, Nevada as well as in the Boise office as the exploration program at South Mountain is completed over the year.

The Company employed three, full-time, salaried Management personnel during the quarter, which was budgeted. Jim Collord – President – had his salary reinstated by the board during the quarter to 100% of his base. Previously, Jim Collord had been at a half rate salary for the previous nine months while financial conditions improved. Pete Parsley and Eric Jones remained on full salary during the Quarter.

On August 24, 2010, the Board approved a grant of 2.0 million stock options to Management, Directors and non-employee consultants, for service on the Company’s Board in 2010. The final stock option issuance is subject to approval of the Stock Option Incentive Plan by the Shareholders. The exercise price of the options was placed at $0.27, which approximates the fair market value of the Company’s common equity at the date of grant.  Excluding expenses reimbursed as incurred, these stock options represent the only remuneration these non-employee Directors received.

The primary focus of Management during the third quarter was to complete the listing of the Company with the Toronto Stock Exchange – Venture Listing (TSX-V) concurrent with the private placement financing $996 thousand. This task was completed on September 23, 2010, and the Company`s common shares began trading on the TSX-V on September 24, 2010 under the symbol THM. The Company will continue to trade in the U.S. on the Over the Counter Bulletin Board under the symbol THMG. The Company engaged a Canadian legal firm in Vancouver, B.C. to assist with the listing application and Haywood Securities was retained as a sponsor.

Additionally, the Management focused on completing the 2010 exploration program at the South Mountain Project as discussed below:

A discussion of activities conducted during the reporting period and the plan of operation follows for the Company and its wholly-owned subsidiaries, Thunder Mountain Resources, Inc. and South Mountain Mines, Inc.

1.

South Mountain Project, Owyhee County, Idaho (South Mountain Mines, Inc.)

The Company’s land package at South Mountain consists of a total of private land under lease to approximately 542 acres, the original 17 patented claims (326 acres) that the Company owns outright plus and 21 unpatented claims (290 acres) for a total of approximately 1,158 acres.   The Company has initiated negotiations on additional private land surrounding the existing land package, and has applications in for approximately 3,100 acres of Idaho State Land that covers areas of geologic interest.

The primary target for drill testing during the fall of 2010 was on the intrusive breccia target located on the south side of South Mountain approximately one-half mile from the historic mine workings.  Centra Consulting completed the storm water plan needed for the exploration road construction, and it was accepted by the Environmental Protection Agency.  Road construction started on August 1, 2010 by Warner Construction and a total of 3.2 miles of access and drill site roads were completed through the end of September.

A campaign of road cut sampling was undertaken on the new roads as they were completed.  Three sets of samples were obtained along the cut bank of the road.  Channel samples were taken on 25-foot, 50-foot or 100-foot intervals, depending upon the nature of the material cut by the road with the shorter spaced intervals being taken in areas of bedrock.  A total of 197 samples were collected and sent to ALS Chemex labs in Elko, Nevada.

The sample results from the road cuts enhanced the gold soil sample anomaly outlined during the 2009 program.  Of the 197 road cut samples taken, as of October 22nd results have been received on 169 intervals. In addition to the three anomalies identified by soils sampling, the road cuts added a fourth target that yielded a 350-foot long zone that averaged 378 parts per billion gold (0.011 ounce per ton).  Follow up sampling on a road immediately adjacent to this zone yielded a 100-foot sample interval that ran 5.91 parts per million gold (0.173 ounce per ton).

Drilling on the intrusive breccia target commenced on October 1, 2010 with a Schramm reverse circulation rig contracted through Drill Tech of Winnemucca, Nevada.  Five holes on the four significant gold anomalies in the intrusive breccia target were planned and completed. Assays are pending.

Several of the larger gold mining companies have visited South Mountain since the road cut sampling was completed and the drilling commenced.  Both Newmont and Barrick Gold spent several days examining the geology and conducting sampling programs.  Centerra also briefly visited the site.  All companies that have visited the site have signed confidentiality agreements with the Company.

Project geologic work on South Mountain has been ongoing during the drilling program.  This included area geologic mapping and sampling as well as road cut mapping.  It is apparent that the system is quite large and the geologic work has expanded beyond the known gold intrusive breccia anomaly and historic mine workings.

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

Geologic interpretive work confirms that structures exist within the pediment gravels, suggesting that the thickness of valley fill gravel is not prohibitive for exploration, or for mining should a resource be delineated. The likelihood of shallow bedrock, coupled with the favorable structural setting identified by geophysics and favorable host rocks outcropping along the range front all support that there is a strong pediment target on the Trout Creek Claims.

Jim Wright, geophysical consultant, compiled the open source geophysical data for the project area, and it essentially confirmed the new geologic interpretation of the pediment target.  Jim provided a recommendation on cost estimate to conduct a ground magnetic survey over the project area, this further refining the structures that area covered by valley fill pediment.

Barrick Gold has expanded their confidentiality agreement with Thunder Mountain Gold to include the Trout Creek Project area in order to review the data.  Newmont has also expressed and interest in working the Company, and this could be a strategic effort as they own a significant private land package around the claims.

Trout Creek is a high priority target for the Company, and it is being budgeted for advancement during the 2011 field season.  Financing strategies are being developed, as well as examining the potential of joint venturing with a favorable partner.

3.

Clover Mountain Claim Group, Owyhee County, Idaho (Thunder Mountain Gold, Inc.)

The Clover Mountain Project consists of 40 unpatented mining claims totaling approximately 800 acres located 30 miles southwest of Grand View in Owyhee County, Idaho. Rock chip sampling within the area of the anomaly has identified quartz veining with gold values ranging from 3.6 ppm to 16.5 ppm.

An extensive soil sampling program conducted on 200’x 200’ grid spacing defined two northeast trending soil anomalies with gold values ranging from 0.020 ppm to 0.873 ppm Au. The gold anomalies are approximately 1,000’ in length and approximately 300’ in width. The gold anomalies are associated with northeast trending structures with accompanying quartz stockwork veining in an exposure of Cretaceous/Tertiary granite. A 2,500’ base metal soil anomaly is observed trending northwest proximal to rhyolite and rhyodacitic dikes which intrude the granitic stock.  Coarse visible gold was observed in some of the panning samples, and accounts for some of the variability in soil sample values taken from broad anomaly.  In addition, there is evidence of a historical small placer operation and this was confirmed by panning surface samples that yielded visible coarse gold.

The Company believes that a trenching and drilling program are warranted along the recognized gold-bearing structure.  The Company has internally drafted a multi-phase exploration program to advance this property in 2011.

4.

Portland Claim Group, Mohave County, Arizona (Thunder Mountain Resources, Inc.)

No additional fieldwork was done during the reporting period on the 19 unpatented mining claims totaling approximately 380 acres at the Portland property. The Portland property is located approximately 30 miles northwest of Kingman, Arizona.

5.

Gold Hill Claim Group, La Paz County, Arizona (Thunder Mountain Resources, Inc.)

No additional field work was conducted during the quarter on the 22 unpatented mining claims of the Gold Hill claim group in La Paz County, Arizona.

6.

West Tonopah Claim Group, Esmeralda County, Nevada (Thunder Mountain Gold, Inc.)

No additional work was completed during the quarter on the West Tonopah claim group located in Esmeralda County, Nevada. The West Tonopah claim group consists of eight unpatented claims located 1.5 miles southwest of Tonopah, Nevada.

7.

New Project Reconnaissance

The Company is planning on additional reconnaissance work during the 4th quarter and during 2011.  A number of submittals have been received and will be field reviewed as time allows, plus grassroots work in favorable geologic setting is planned.

Results of Operations:

The Company had no revenues and no production for the three and nine months ended September 30, 2010 and 2009. Total expenses for the three and nine months ended September 30, 2010 increased significantly by $139,250 or 106% for the three months and $370,875 or 83%  respectively, to $270,766 and $817,460 compared with $131,516 and $446,585 for the three and nine months ended September 30, 2009. The increase is a result of the Company’s exploration activities on the South Mountain property. Exploration for the quarter and year increased by 641% and 407% to $120,081 and $232,867 as the Company completed its summer drilling program and completed 3.2 miles of access roads at the South Mountain property. Management and administrative expenses increased by 15% and 46% to $96,277 and 426,460 for the quarter and year to date as a result of the reinstating of salaries for executive officers. After a more than a year of significant salary reductions, the Board reinstated the CFO Eric Jones at 100% of his based salary in the 4th quarter of 2009 and CEO James E. Collord at 100% of his base salary in the third quarter of 2010, respectively.  The Company also experienced an increase in Legal and accounting fees of 102% to $51,273 for the quarter end and 88% to $148,838 year to date primarily due to the Company’s financing activities related to the TSX-V listing and other capital raising efforts.

Total other income for the three and nine periods ended September 30, 2010 swung to a gain of approximately $80 thousand and $52 thousand, respectively, compared to a loss of approximately $2 thousand over the same period as last year. The increase in other income is primarily due to the gain recognized on the decrease in the fair value of the warrant liability recorded on the balance sheet of approximately $355 thousand. The gain on the warrant liability was offset by a loss recognized on the issuance of common stock and warrants as part of the TSX-V listing. The Company also experienced an increase in interest expense due to increased borrowing from a related party during the year.

On September 30, 2010, the Company had total current liabilities of $150,058 consisting of $62,675 in trade accounts payable and $22,103 in related party accounts payable along with notes payable to a related party of $65,280, net of $11,666 discount for the beneficial conversion embedded in the bridge loan. Current liabilities decreased by $20,545, or 12% compared to year end December 31, 2009 primarily due to the reduction in deferred compensation and notes payable, which was partially offset by an increase in accounts payable as a result of cost incurred related to the summer drilling program and construction of access roads.

Long term liabilities increased significantly during the quarter as a result of the stock purchase warrants issued in private placements completed during the year. The Company has accounted for the warrants as derivative instruments which have been valued using a Black Scholes fair value model. The Company recognized a long-term liability of $1,504,768 related to the warrants at the date of issuance and has recognized a gain of $342,766 gain on the warrant at September 30, 2010, as a result of a decrease in fair value of the warrants between the date of issuance and the end of the quarter.

For the nine months period ended September 30, 2010 net cash used for operating activities was $640,441, consisting of our year to date net operating loss less non non-cash expenses for depreciation, stock compensation awards to officers and directors, amortization of the beneficial conversion feature embedded in the related party note payable, changes in the fair value of the warrant liability and the loss recognized on the

TSX-V private placement.  This compares with $328,599 used by operating activities for the nine months ended September 30, 2009. Cash used by investing activities was $10,900 for the nine months ended September 30, 2010 related to the purchase and maintenance of the Company’s mining claims. Cash provided by financing activities for the nine month periods ended September 30, 2010 and 2009 were $1,240,383 and $166,425 respectively. The increase in cash provided by financing activities was mainly due to the $1,245,737 raise through private placements completed during the year, along with net cash borrowings from related parties of $44,646 less $50,000 in payments on notes payable to third parties.

Liquidity and Capital Resources:

We are an exploration stage company and have incurred losses since our inception.  The Notes to our financial statements for the year ended December 31, 2009, together with the opinion of our independent auditors included “going concern” explanatory paragraphs.  Subsequent to the filing of our Form 10-K on March 31, 2010, we have been successful in addressing those concerns. As a result, we have removed the explanatory paragraphs from the Notes to the Financial Statements for the quarter ended September 30, 2010.

Management actions in addressing the “going concern”:

Management believes that the Company currently has cash sufficient to support an exploration program as outlined in Managements Discussion & Analysis above based on the following:

•

The Company currently has approximately $855,000 of cash in our bank accounts, which should be sufficient to fund planned exploration activities and administrative expenses for the next twelve months.

•

On September 24, 2010, the Company closed a private placement offering for 6,130,271, with each unit consisting of one common share and one common share purchase warrant, for net proceeds $995 thousand.  The warrants contain a ratchet provision where by the strike price increases each year over the term of the warrant.

•

On May 10, 2010, the Company closed a private offering of 1.25 million units at a rate of $0.20 per unit, for total proceeds of $250,000. Each unit consisted of one share of common stock and one Series A warrant, which entitles the holder to purchase one share of common stock and one-half Series B warrant (a “unit”) at price of $0.20 per unit. Each whole Series B warrant would be exercisable into one share of common stock at an exercise price of $0.75 per share and have a term of 18 months from the date of initial registration. The Company has the option to call the Series A warrants in the event that the Company’s common shares trade at or above $0.25 per share for five consecutive trading days. The Series B warrants are also callable by the Company in the event that the Company’s common equity trades at or above $0.94 for five consecutive trading days. No Placement Agent was used, and no commissions were paid.

•

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

•

Our non-exploration monthly burn rate is currently approximately $30,000, therefore we believe we have cash sufficient to support company operations for the next 12 months.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 24, 2010 the Company completed a private placement offering for the sale of 6,130,271 Units for proceeds of $995,737, net of $188,349 in deferred financing costs recognized with the placement. The subscription agreements were denominated in Canadian dollars (Cdn$) at a prices of Cdn $0.20 per Unit. Each Unit was comprised of one share of the Company’s common stock (a “Common Share”) and one share purchase warrant (a “Warrant”).  Each Warrant entitles the holder to purchase one additional share of Company’s common stock for a three year period at staggered prices as follows: CDN$0.20 per share at any time until one year from the Closing Date; CDN$0.25 per share from one year until two years from the Closing Date; and CDN$0.30 per share from two years until three years from the Closing Date. If the Company’s common stock trades at a closing price greater than CDN$0.50 per share for 20 consecutive trading days after six months from the Closing Date, the Company can accelerate the expiration of the Warrants by giving notice to the holders and in such case the Warrants will expire on the 30th day after the Company provides notice to the holders of the Warrants. In conjunction with this placement the Board also granted 78,000 units in full satisfaction of $21,000 deferred compensation due to the Company’s CFO, Eric T. Jones.

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

THUNDER MOUNTAIN GOLD, INC.

By /s/ E. James Collord________________

E. James Collord

President and Chief Executive Officer

Date: November 18, 2010

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ Eric T. Jones ___________________

Eric T. Jones

Secretary/Treasurer and Chief Financial Accounting Officer

Date: November 18, 2010