Form 10-K
period 2010-12-31
THUNDER MOUNTAIN GOLD INC
filed 2011-03-25
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

      Large Accelerated Filer ☐

 Accelerated Filer ☐

 Non-Accelerated Filer ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $6,087,600 as of June 30, 2010

The number of shares of the Registrant’s Common Stock outstanding as of March 15, 2011 was 27,001,740.

Documents Incorporated by Reference:  None.

THUNDER MOUNTAIN GOLD, INC.

Form 10-K

December 31, 2010

PART I

3

ITEM 1 - DESCRIPTION OF BUSINESS

3

ITEM 1A - RISK FACTORS

4

ITEM 1B - UNRESOLVED STAFF COMMENTS

7

ITEM 2 - DESCRIPTION OF PROPERTIES

7

ITEM 3 - LEGAL  PROCEEDINGS

15

ITEM 4 – REMOVED AND RESERVED

15

PART II

16

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER

                MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

16

ITEM 6 - SELECTED FINANCIAL DATA

19

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                CONDITION AND RESULTS OF OPERATIONS

19

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

24

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

25

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                     ACCOUNTING AND FINANCIAL DISCLOSURE

46

ITEM 9A - CONTROLS AND PROCEDURES

46

ITEM 9B - OTHER INFORMATION

47

PART III

48

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

48

ITEM 11 - EXECUTIVE COMPENSATION

51

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

53

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

54

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

56

PART IV

57

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

57

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

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes (“Notes”) thereto for the fiscal year ending December 31, 2010.  The following statements may be forward looking in nature and actual results may differ materially.

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

Subsidiary Companies

On May 21, 2007, the Company filed Articles of Incorporation with the Secretary of State in Nevada for Thunder Mountain Resources, Inc., a wholly-owned subsidiary of Thunder Mountain Gold, Inc. G. Peter Parsley was appointed as President, Secretary, Treasurer and sole Director.  The financial information for the new subsidiary is included in the consolidated financial statements.

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

At December 31, 2010, we had cash and cash equivalents of $298,000.  We are planning to raise additional funds in 2011 to meet our current operating and capital requirements for the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For the year ended December 31, 2010 net cash used for operating activities was $1,100,000.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from public offerings, private placements or loans.

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

We believe that there is substantial doubt about our ability to continue as a going concern

We have never generated net income from our exploration efforts and we have incurred significant net losses in each year since inception. Our accumulated deficit as of December 31, 2010 was $3,112,695. We expect to continue to incur substantial additional losses for the foreseeable future, and we may never become profitable. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate and ultimately operate proven or probable precious metals reserves, our ability to generate positive net revenues and our ability to reduce our operating costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because our exploration costs are greater than nonexistent revenue.  Continued failure to generate revenues could cause us to go out of business.

Our financial statements, for the year ended December 31, 2010, were audited by our independent registered public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern.

We believe that there is substantial doubt about our ability to continue as a going concern due to our total accumulated deficit of $3,112,695 as of December 31, 2010.  Our plans for our continuation as a going concern include financing our operations through sales of unregistered common stock and the exercising of stock options by our officers, directors and originators. If we are not successful with our plans, equity holders could then lose all or a substantial portion of their investment.

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

Our business is subject to extensive federal, state and local laws and regulations governing mining exploration development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. New legislation and regulations may be adopted at any time that results in additional operating expense, capital expenditures or restrictions and delays in the exploration, mining, production or development of our properties.

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

South Mountain Project, Owyhee County, Idaho

The Company’s land package at South Mountain consists of a total of private land under lease of approximately 542 acres, the original 17 patented claims (326 acres) that the Company owns outright plus and 21 unpatented claims (290 acres) that it staked in 2008 for a total of approximately 1,158 acres.  The Company is negotiating for additional private land surrounding the existing land package. We also have applied for leases on Idaho State Lands for approximately 3,100 acres, expected to be finalized during 2011.  All holdings are located in the South Mountain Mining District, Owyhee County, Idaho.

The historic production peaked during World War II when, base on smelter receipts, the production of direct shipped ore totaled 53,653 tons containing 3,118 ounces of gold, 566,439 ounces of silver, 13,932 pounds of copper, 2,562,318 pounds of lead and 15,593,061 pounds of zinc.  In addition to the direct-ship ore, a flotation mill was constructed and operated during the late-1940s and early-1950s. There is no production information available on the tons, grade and concentrate associated with that phase of the operation, but it is estimated that between 30,000 and 40,000 tons of ore were mined and process based on the estimated tonnage of mill tailings.

South Mountain Mines controlled the patented claims from 1975 to the time the Company purchased the entity in 2007. They conducted extensive exploration work including extending the Sonneman Level by approximately 1,500 feet to intercept the downdip extension of the Texas sulfide mineralization mined on the Laxey Level some 300 feet above the Sonneman.  High grade sulfide mineralization was intercepted on the Sonneman Extension.  In 1985 they did a feasibility study based on polygonal ore blocks exposed in the underground workings and drilling.  This resulted in a historic resource of approximately 470,000 tons containing 23,500 ounces of gold, 3,530,000 ounces of silver, 8,339,000 pounds of copper, 13,157,000 pounds of lead and 91,817,000 lbs of zinc. Although they determined positive economics, the project was shut down and placed into care and maintenance.

In 2008, the Company engaged Kleinfelder West, Inc., a nationwide engineering and consulting firm, to complete a technical report “Resources Data Evaluation, South Mountain Property, South Mountain Mining District, Owyhee County, Idaho”. The technical report was commissioned by Thunder Mountain Resources, Inc. to evaluate all the existing data available on the South Mountain property.  Kleinfelder utilized a panel modeling method using this data to determine potential mineralized material remaining and to make a comparison with the resource determined by South Mountain Mines in the mid-1980s.

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

Late in 2009, the Company contracted with Gregory P. Wittman (a Qualified Person under Canadian regulations) of Northwestern Groundwater & Geology to incorporate all the new drill and sampling data into a 43-101 Technical Report.  This report was needed as part of the Company’s efforts to obtain a listing on the TSX Venture Exchange in 2010.  The 43-101 showed the estimated indicated and inferred mineralization as follows:

Estimated Indicated Resources

	Tons	Gold (oz)	Silver (oz)	Copper (lbs)	Lead (lbs)	Zinc (lbs)
Indicated Resources	895,451	36,886	2,978,747	16,326,048	4,426,102	75,557,257
Weighted Average Grade*		0.04 opt	3.33 opt	0.79%	0.25%	4.22%

Estimated Inferred Resources

	Tons	Gold (oz)	Silver (oz)	Copper (lbs)	Lead (lbs)	Zinc (lbs)
Indicated Resources	2,517,057	24,768	1,948,040	30,630,750	4,339,697	45,687,709
Weighted Average Grade*		0.01 opt	0.78 opt	0.61%	0..09%	.91%

*. A weighted average was used for the grades instead of a simple average since the panel block sizes vary in size and volume.  Weighted Average differs from a regular average because calculation of the average is affected by volume.  In general, a weight is assigned to individual quantities to ensure an accurate average is calculated.

117°25.000' W
117°13.000' W
117°01.000' W
116°49.000' W
116°37.000' W
116°25.000' W
WGS84 116°04.000' W
CANYON
BOISE
Meridian
Homedale
NAMPA
GRASSY MTN
QUARTZ MTN
ADA
IDAHO
OREGON
DELAMAR
WAR EAGLE MINES
JORDAN VALLEY
SOUTH MTN
CLOVER MOUNTAIN PROJECT
THUNDER MOUNTAIN RESOURCES SOUTH MOUNTAIN PROJECT
MERIDIAN
BOISE
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

The 2010 drilling focused primarily the breccia gold zone.  Centra Consulting completed the storm water plan needed for the exploration road construction on private land, and it was accepted by the Environmental Protection Agency. Road construction started on August 1, 2010 by Warner Construction and a total of 3.2 miles of access and drill site roads were completed through the end of September.

A campaign of road cut sampling was undertaken on the new roads as they were completed. Three sets of samples were obtained along the cut bank of the road.  Channel samples were taken on 25-foot, 50-foot or 100-foot intervals, depending upon the nature of the material cut by the road with the shorter spaced intervals being taken in areas of bedrock. A total of 197 samples were collected and sent to ALS Chemex labs in Elko, Nevada. A majority of the samples contained anomalous gold values and in addition to confirming the three anomalies identified by soils sampling, the road cuts added a fourth target that yielded a 350-foot long zone that averaged 378 parts per billion gold (0.011 ounce per ton). Follow up sampling on a road immediately adjacent to this zone yielded a 100-foot sample interval that ran 5.91 parts per million gold (0.173 ounce per ton).

Drilling on the intrusive breccia target commenced on October 1, 2010 with a Schramm reverse circulation rig contracted through Drill Tech of Winnemucca, Nevada.  Five widely-spaced holes on the four significant gold anomalies in the intrusive breccia target were completed with the following results:

Intrusive Breccia 2010 Drill Results

Hole Number	Depth (ft)	Average Gold Value (opt) – Entire Hole	Highest Grade 5 ft Interval (opt)	Comments
LO-1	625	0.0034	0.015	All 5 foot intervals had detectable gold. Discovery outcrop area – highly altered intrusive breccia with sulfides.
LO-2	845	0.001	0.016	95% of the intervals had detectable gold. Highly altered intrusive breccia with sulfides.
LO-3	940	0.0033	0.038	95% of the intervals had detectable gold. Mixed altered intrusive breccia and skarn; abundant sulfides (15 to 20% locally). West end of anomaly.
LO-4	500	0.002	0.0086	Entire hole had detectable gold. Altered intrusive breccia with sulfides. East end of anomaly.
LO-5	620	0.0037	0.036	Entire hole had detectable gold. Altered intrusive breccia with sulfides. East end of anomaly.

Management believes that the “first-pass” drill results from the intrusive breccia target proves the existence of a significant gold system in an intrusive package that is related to the polymetallic mineralization in the carbonate in the historic mine area.  Additional work is planned for 2011, including a draped aeromagnetic, resistivity and IP surveys to isolate potential feeder structures and to evaluate the contact between the metasediments and the gold-bearing intrusive.

In addition to the drilling completed in on the Intrusive Breccia target, two reverse circulation drill holes were completed targeting the down dip extension of the polymetallic zones in an effort to confirm continuity of the ore zones to a greater depth.  Vertical drill hole LO 6 was placed to intercept the down dip extension of the DMEA 2 ore shoot exposed on both the Laxey and Sonneman levels of the underground workings, as well as the 2008 core hole drilled by the Company that extended the zone 300 feet down dip of the Sonneman level.  Drillhole LO 6 cut a thick zone of skarn alteration and polymetallic mineralization at 760 feet to 790 feet.  The intercept contained 30 feet of 3.55% zinc, 1.87 ounce per ton silver, and 0.271% copper.  Internal to this zone was 15 feet of 0.060 OPT gold and 20 feet of 0.21% lead.  Importantly, this intercept proves the continuity of the ore zone an additional 115 feet down dip of the 2008 drill hole, or 415 feet below the Sonneman level.  It remains open at depth.

Drill hole LO 7 was placed to test the down dip extension of the Laxey ore zone, the zone that produced a majority of the silver, zinc, copper, lead and gold during the World War II period.  A portion of the ore zone was intercepted approximately 180 feet below the bottom of the Laxey Shaft which mined the zone over an 800-foot length.  This hole intercepted 25 feet (600-625 feet) of 8.56% zinc and 1.15 ounce per ton (opt) silver.  This intercept proves the extension of the Laxey ore zone approximately 120 feet below the maximum depth previously mined when over 51,000 tons of sulfide ore were mined and direct shipped to the Anaconda smelter in Utah.  The grade of this ore mined over the 800 feet of shaft and stope mining was 15% zinc, 10 opt silver, 0.06 opt gold, 2.3% lead and 0.7% copper.

Management is encouraged by both of these intercepts as they prove the continuation of the replacement sulfide mineralized ore shoots at depth.  Detailed follow-up core drilling will be needed to better define the potential of the ore shoots at depth.

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

The Trout Creek target is based on a regional gravity anomaly on a well-defined northwest-southeast trending break in the alluvial fill thickness and underlying bedrock.  Previous geophysical work in the 1980s revealed an airborne magnetic anomaly associated with the same structure, and this was further verified and outlined in 2008 by Company personnel using a ground magnetometer. The target is covered by alluvial fan deposits of unknown thickness shed from the adjacent Shoshone Range, a fault block mountain range composed of Paleozoic sediments of both upper and lower plate rocks of the Roberts Mountains thrust. The geophysical anomaly could define a prospective and unexplored target within a well mineralized region.

The Company is attempting to consolidate the land package to cover a larger area of the positive geophysical target in the pediment by acquiring and/or joint venturing adjoining mineral property.

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

Follow-up rock chip sampling within the area of the anomaly has identified quartz veining with gold values ranging from 3.6 part per million (ppm) to 16.5 ppm.  A soil sample program consisting of 215 samples was conducted on 200’x 200’ grid spacing which defined two northeast tending soil anomalies with gold values ranging from 0.020 ppm to 0.873 ppm Au.  The gold anomalies are approximately 1,000’ in length and approximately 300’ in width. The gold anomalies are associated with northeast trending structures with accompanying quartz stockwork veining in an exposure of Cretaceous/Tertiary granite.  A 2,500’ base metal soil anomaly is observed trending northwest proximal to rhyolite and rhyodacitic dikes which intrude the granitic stock. No significant work was completed on the claim group in 2010, but additional field work is warranted in the future that may include backhoe trenching and sampling in the significantly anomalous area followed by exploration drilling.  During brief field work in 2010, the presence of visible free gold was noted by panning in the area of the strong soil anomaly.

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

CAS Iron Creek Cobalt Gold Property, Lemhi County, Idaho

The Company purchased a first right on a prospective cobalt/gold property in the Idaho Cobalt Belt during the 4th quarter 2010.  CAS claims are in the Iron Creek Mining District of the Idaho Cobalt Belt.  It consists of 46 unpatented lode claims located on U.S. Forest Service managed lands.  The property has had extensive geophysical and geochemical work completed from 2003 through 2006, plus 19 drill holes in some of the anomalous zones.

Selected assay results from previous drilling are shown below:

Drill Hole	Orientation	Interval (ft) Total Footage	Grade Gold (OPT)	Grade Cobalt (%/lb/t)
IC0302	N10E / -50 [0]	254.5 to 275.0 / 20.5	0.241	0.510 / 10.25
IC0303	N10E / -45 [0]	239.0 to 252.0 / 13.0	0.106	0.260 / 5.14
IC0304	N10E / -50 [0]	420.0 to 435.0 / 15.0	0.243	0.340 / 6.72
IC0307	N50W / -55 [0]	125.0 to 155.0 / 30.0	0.102	0.040 / 0.073
SRR6001	S20W / -55 [0]	151.0 to 161.0 / 10.0	N/A	0.470 / 9.33

The gold-cobalt present on the CAS claim group consists of exhalative style sulfide mineralization typical of the Cobalt Belt.  The Company feels that this prospect has significant potential of high-grade underground gold-cobalt mineralization and will be conducting a geologic evaluation of the property once the snow melts in the late spring 2011 prior to finalizing and agreement with the claim owner.

Under the terms of the option, the Company has until July 31, 2011 to finalize an agreement on the property to acquire 100% interest in the property.  Financial terms have not been disclosed.

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

Employees

The Company had three employees during the year ended December 31, 2010; Jim Collard, President; Eric Jones, Chief Financial Officer and Investor Relations; Pete Parsley, Vice President and Exploration Manager.

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

ITEM 4 - RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Our common stock is traded on the over-the-counter bulletin board (OTCBB) market operated by the Financial Industry Regulatory Authority (FINRA) under the symbol “THMG.OB.” The OTCBB quotations do not reflect inter-dealer prices, retail mark-ups, commissions or actual transactions.

On September 24, 2010, the Company’s common stock also began trading on the TSX Venture Exchange (“TSX-V”) in Canada and is quoted under the trading symbol “THM”

The following table illustrates the average high/low price of our common stock for both the OTCBB and TSX-V for the last two (2) fiscal years 2010 and 2009:

	OTCBB (US$)		TSX-V(Cdn$)(1)
PERIOD(2)	HIGH	LOW	HIGH	LOW
2010
First Quarter	$ 0.22	$ 0.17	-	-
Second Quarter	$ 0.39	$ 0.16	-	-
Third Quarter	$ 0.30	$ 0.20	$ 0.33	$ 0.33
Fourth Quarter	$ 0.43	$ 0.21	$ 0.40	$ 0.29

2009
First Quarter	$ 0.24	$ 0.24	-	-
Second Quarter	$ 0.18	$ 0.18	-	-
Third Quarter	$ 0.28	$ 0.28	-	-
Fourth Quarter	$ 0.22	$ 0.22	-	-

At March 15, 2011, the price per share quoted on the OTCBB was $0.29 and Cdn$0.30 on the TSX-V.

(1)  Our common stock began trading on the TSX-V on September 24, 2010.

(2)  Quarters indicate calendar year quarters.

Holders:

As of March 1, 2011 there were 2,018 shareholders of record of the Company’s common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Transfer Agent:

Our independent stock transfer agent in the United States is Computershare Shareholder Services, located at 350 Indiana Street Suite 750 Golden, CO 80401. In Canada, our Agent is Computershare, TORU - Toronto, University Ave, 100 University Ave, 8th Floor, Toronto, ON M5J 2Y1, CANADA

Dividends:

No dividends were paid by the Registrant in 2010 or 2009, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

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

Subject to Shareholder ratification of the SIP, on August 24, 2010 the Board approved a grant of 2.0 million options under the SIP to Directors, Executive Officers and other non-employees consultants. The options have a strike price of $0.27, which approximates the fair market value of the Company’s common equity on the date of grant, based on the average of the bid/ask prices as quoted by the National Quotation Bureau on the day of grant. The option certificates will reflect the actual date of the grant upon approval of the SIP by shareholders. The Company has not recognized any compensation expense related to these options as of September 30, 2010.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities:

2010

On September 24, 2010, we closed a private placement offering of 6,208,271 Units, with each unit consisting of one common share and one common share purchase warrant, for net proceeds CDN $950,000.  The warrants contain a ratchet provision where by the strike price increases each year over the term of the warrant. The warrants underlying the units are exercisable for a period of three years from the date of issuance at any time on or before the first anniversary of the issue date at a price of CDN$0.20 per common share, at any time thereafter on or before the second anniversary of the issue date at a price of CDN$0.25 per common share, and at any time thereafter on or before the third anniversary of the issue date at a price of CDN$0.30 per common share.  In the event that the trading price of the common stock of the Company on the TSXV or the OTCBB closes above CDN$0.50 per share for 20 consecutive trading days in the period commencing on the date that is six months after the date of issue, the Company may accelerate the expiration date of the warrants to 4:00 p.m. (P.S.T.) on the date which is 30 days after notice is given to the holder via a press release of such accelerated expiration date.  A finder’s fee equal to 10% of the gross proceeds plus common share purchase warrants in an amount equal to 10% of the underlying units sold in the private placement was paid in respect of the sale of units attributable to finders.

On May 11, 2010, we closed a private offering of 1.25 million units at a rate of $0.20 per unit, for total proceeds of $250,000. Each unit consisted of one share of common stock and one Series A warrant, which entitles the holder to purchase one share of common stock and one-half Series B warrant (a “unit”) at price of $0.20 per unit. Each whole Series B warrant would be exercisable into one share of common stock at an exercise price of $0.75 per share and have a term of 18 months from the date of initial registration. We have the option to call the Series A warrants in the event that our common stock trades at or above $0.25 per share for five consecutive trading days. The Series B warrants are also callable by us in the event that our common equity trades at or above $0.94 for five consecutive trading days. No Placement Agent was used, and no commissions were paid.

2009

On August 7, 2009, we closed a private offering of securities solely to accredited investors. The offering consisted of 380,000 Units priced at $0.20 each; each Unit consisting of a share of common stock, $0.001 par value, and a warrant to purchase common stock for $0.30 per share. As a result of completion of the offering, a total of 380,000 shares of common stock, $0.001 par value, and warrants to acquire 380,000 shares of common stock were issued.  Included in the 380,000 units issued, were 5,000 units issued for services valued at $1,000.  There were no registration rights granted in connection with the offering. No Placement Agent was used, and no commissions were paid.

On August 10, 2009 the Board unanimously approved a resolution authorizing the re-pricing of warrants, including those issued in the August 7, 2009 private placement. The Warrants that were originally exercisable at $0.30 or $0.40 per share were reduced to an exercise price of $0.15 per share, with such re-pricing valid until November 23, 2009.  As a result of completion of the offering, a total of 3,020,000 warrants were exercised for 3,020,000 shares of common stock, $0.001 par value. Commissions of $23,250 were paid to a placement agent, resulting in net cash proceeds of $429,750 to the Company. Additionally, 100,000 shares were issued for warrants with an exercise price of $0.05 per share, for net cash proceeds of $5,000.  The net cash proceeds from the exercise of warrants were $434,750. An officer of the Company was issued 30,000 shares of common stock for warrants exercised at $0.15 per share in exchange for a loan reduction of $4,500. There were no registration rights granted in connection with any of these shares. No other commissions were paid, and a total of $450 in exemption fees were paid to the states of Idaho, California and Washington.

By the terms of a Consulting Agreement between the Company and R. Scott Barter, dated April 8, 2010, the Company was required to issue a stock option to R. Scott Barter, as Trustee of the R. Scott Barter 2005 Defined Contribution Plan, The option was for the acquisition of 250,000 shares of Common Stock, at an exercise price equal to the lesser of (x) $.0.20 per share, or (y) the price per share paid by investors for shares of the Company’s common stock in the first equity raise by the Company after the Option Grant Date.. On January 5, 2011, Mr. Barter exercised the option. .  The Consulting Agreement between the Company and R. Scott Barter, dated April 8, 2010,, was subsequently amended  by an agreement dated July 16, 2010. The consulting arrangement was not renewed and terminated on December 31, 2010.

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

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2010, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

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

The Company maintains a corporate office in Boise, Idaho. This is the primary work area for the South Mountain Project and is utilized primarily by Pete Parsley and Eric Jones. Jim Collord has been working from a temporary residence in Boise Idaho at no additional charge to the Company.  He will continue to work from his home office in Elko, Nevada as well as in the Boise office as the exploration program at South Mountain continues.

The financial condition of the Company was positive during 2010 and the metals commodity markets were favorable during most of the year. The Company underwent a reduced budget program during the first part of the year due while applying for a dual listing on the Toronto Stock Exchange – Venture Exchange (“TSX-V”).

The Company received their listing on the TSX-V in September, and was successful in raising sufficient capital to conduct their Phase 1 drilling program on the South Mountain Project.  Operational focus was on defining the extent and quality of the gold-bearing intrusive breccia zone through additional rock chip and soil sampling, and mapping.  The work on South Mountain was enhanced through the field work conducted previously by Kinross Gold Corp., and through valuable field work conducted by Newmont Mining. The results of this work further defined the gold mineralogy, which will aid in the exploration drilling planned in 2011.  In the wake of this field work, additional State land leases were applied for by the Company in 2010.

The Company’s plan of operation for the next twelve months, subject to funding, and the availability of contractors, is as follows:

•

Continue the advanced exploration and pre-development program for the South Mountain Project.  This work may include the following:

•

Initiate up to 10,000 feet of core drilling from the surface to better define the mineralization and to intercept the down-dip extensions of the Texas, DMEA-2, and Laxey ore zones.

•

Complete geophysical work on the Intrusive Breccia target.  This will consist of an extensive helicopter draped aeromagnetic survey plus resistivity and IP work and will help define specific targets within and peripheral to the mineralized intrusive complex.

•

Conduct reverse circulation and core drilling on the Intrusive Breccia target once the geophysics have been completed and the targets have been defined.

•

Consider further rehabilitation of the Sonneman workings near the Texas ore zone will be initiated so that underground sampling and mapping can be completed.

•

Continue the baseline environmental work.

•

Continue to work with potential joint venture or capital partners to advance the project into the next phase of exploration and pre-production goals.

Work on the other five properties controlled by the Company will continue in 2011, although South Mountain will still remain the focus of our efforts.  At the Trout Creek Project, the following is planned:

•

Complete negotiations with additional mineral rights holders in the target area.

•

Continue geophysical interpretation of the valley area, and conduct additional ground gravity surveys to supplement currently available data.

•

Define potential drill targets and develop a program for late 2011 or the 2012 field season.

The CAS Prospect will be evaluated when field conditions allow and a decision to drop or move ahead with the project will be made by the end of July, 2011.

Reconnaissance of favorable areas and review of submittals will continue.

Potential joint venture partners will be solicited on some of the properties in Nevada and Arizona.

Results of Operations:

The Company had no revenues and no production for 2010 or 2009. Total expenses for 2010 more than doubled from the prior year to $1.3 million, up 110% from 2009 total expenses of $617,000. The increase in total expenses is primarily the result of exploration activities under taken during the year. Exploration expense for the year end 2010 was $516,000 an increase of $417,000 over 2009 exploration expense of $99,000 as a result of the drilling program completed during the year at the Company’s South Mountain Property. Legal and accounting fees for 2010 increased $90,000 to $194,000, a 90% increase over 2009 legal and accounting expenses of $104,000, which was driven by the Company’s listing application on the TSX-V in Canada. 2010 management and administrative increased $171,000, or 46%, to $545,000 compared to 2009 expense of $374,000. The increase was a combination of expenses incurred related to the Company’s capital raising efforts and the reinstatement of salaries for executive officers.

Liquidity and Capital Resources:

The audit opinion and Notes that accompany our consolidated financial statements for the year ended December 31, 2010, disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended December 31, 2009, we incurred losses and negative cash flows from operating activities for the year then ended, and at December 31, 2010, did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

•

At December 31, 2010, we had $298,232 cash in our bank accounts.

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

For the year ended December 31, 2010, net cash used for operating activities was $1,127,142, consisting of our 2010 net operating loss reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities. Cash used in investing activities for 2010 totaled $10,900 used to purchase and maintain mining claims, compared to cash of $29,530 used in 2009 to purchase and maintain mining claims and equipment.

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

Private Placement

On September 24, 2010 (the “Closing Date”) the Company completed a private placement offering for the sale of 6,130,271 Units with proceeds of $995,737, net of $188,349 in deferred financing costs. The subscription agreements were denominated in Canadian dollars (Cdn$) at a price of Cdn $0.20 per Unit. Each Unit was comprised of one share of the Company’s common stock (a “Common Share”) and one share purchase warrant (a “Warrant”).  Each Warrant entitles the holder to purchase one additional share of the Company’s common stock for a three year period at staggered prices as follows: CDN$0.20 per share at any time until one year from the Closing Date; Cdn$0.25 per share from one year until two years from the Closing Date; and Cdn$0.30 per share from two years until three years from the Closing Date. If the Company’s common stock trades at a closing price greater than Cdn$0.50 per share for 20 consecutive trading days after six months from the Closing

Date, the Company can accelerate the expiration of the Warrants by giving notice to the holders and in such case the Warrants will expire on the 30th day after the Company provides notice to the holders of the Warrants

On May 10, 2010, the Company issued 1.25 million Units at $0.20 per Unit in a private placement for net proceeds of $250,000. Each Unit consisted of one share of common stock and one Series A common stock purchase warrant. Each Series A warrant is exercisable at $0.20 for one-half Series B common stock purchase warrant. Each whole Series B warrant would be exercisable into one share of common stock at an exercise price of $0.75 per share. The warrants are callable by the Company in the event that the Company’s stock trades above $0.25 in the case of the Series A warrants, and above $0.94 for the Series B warrants.

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

Subsequent Events

None.

Off Balance-Sheet Arrangements:

During the 12 months ended December 31, 2010 and 2009, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

During 2008, two lease arrangements were made with land owners that own land parcels adjacent to the Company’s South Mountain patented and unpatented mining claims.  The leases both were for a seven-year period, with options to renew, with annual payments (based on $20 per acre) listed in the following table.  The leases have no work requirements.

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	3-5 years	More than 5 years
Acree Lease (yearly, June)(1)	$9,040	$2,260	$4,520	$2,260	-
Lowry Lease (yearly, October)(1)(2)	$30,160	$7,540	$15,080	$7,540	-
Herman Lease (yearly, April)	$ 5,600	$1,120	$2,240	$2,240	-

Total	$44,800	$10,920	$21,840	$12,040	-

*

Amounts shown are for the lease periods years 3 through 7, a total of 4 years that remain after 2010, the second year of the lease period.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets at December 31, 2010 and 2009	26

Consolidated Statements of Operations and Comprehensive Income (loss)
for the years ended December 31, 2010 and 2009, and for
the period of exploration stage from 1991 through December 31, 2010 (unaudited)	27

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009, and for the period of exploration stage from 1991 through
December 31, 2010 (unaudited)	28-29

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended
December 31, 2010 and 2009, and for the period of exploration stage
from 1991 through December 31, 2010 (unaudited)	30-34

Notes to Consolidated Financial Statements	35-45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. (An Exploration Stage Company) (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thunder Mountain Gold, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 22, 2011

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
December 31, 2010 and 2009
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$ 298,232	$ 266,207
Prepaid expenses and other assets	23,118	61,067
Total current assets	321,350	327,274

Property, plant, equipment and mining claims:
South Mountain Mines property	357,497	357,497
Plant and equipment, net	23,109	35,536
Mining properties and claims	59,930	49,030
Total property, plant, equipment and mining claims	440,536	442,063

Other assets:
Deferred financing costs	172,653	-

Total assets	$ 934,539	$ 769,337

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFECIT)

Current liabilities:
Accounts payable and other accrued liabilities	$ 52,617	$ 53,895
Accounts payable and interest – related party	-	13,408
Deferred salaries	-	21,000
Convertible related party note payable, net	-	32,300
Note payable	-	50,000
Total current liabilities	52,617	170,603

Long-term liabilities:
Warrant liabilities (Note 5)	1,589,171	-
Total liabilities	1,641,788	170,603

Commitments and Contingency (Note 6)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 200,000,000 shares
authorized; 27,001,740 and 18,583,469 shares issued and outstanding, respectively	27,002	18,584
Additional paid-in capital	2,452,644	2,115,523
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(2,949,902)	(1,298,380)
Total stockholders’ equity (deficit)	(707,249)	598,734
Total liabilities and stockholders' equity (deficit)	$ 934,539	$ 769,337

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2010 and 2009 and

for the period of Exploration Stage 1991 through December 31, 2010

			During Exploration Stage 1991
			Through
	Years Ended, December 31,		December 31, 2010
	2010	2009	(unaudited)
Revenue:
Royalties, net	$ -	$ -	$ 328,500
Gain on sale of property and mining claims	-	-	2,576,112
Total revenue	-	-	2,904,612

Expenses:
Exploration expense	516,241	98,640	1,742,820
Legal and accounting	194,351	103,599	762,216
Management and administrative	544,932	374,424	2,132,271
Directors' fees	76,500	17,550	725,741
Depreciation	12,427	22,315	124,734
Total expenses	1,344,451	616,528	5,487,782

Other income (expense):
Interest and dividend income	177	74	283,926
Interest expense	(64,420)	(4,331)	(96,457)
Gain on change in fair value of
warrant liability (Note 5)	7,789	-	7,789
Loss on common stock and
warrants (Note 5)	(250,617)	-	(250,617)
Gain on sale of securities	-	-	166,116
Impairment loss on securities	-	-	(52,299)
Total other income (expense)	(307,071)	(4,257)	58,458

Net loss before income taxes	(1,651,522)	(620,785)	(2,524,712)
(Provision) benefit for income taxes	-	59,841	(151,496)
Net loss	(1,651,522)	(560,944)	(2,676,208)
Treasury stock cancelled	-	-	(273,694)
Comprehensive loss	$ (1,651,522)	$ (560,944)	$ (2,949,902)

Net loss per common share - basic	$ (0.08)	$ (0.04)	$ (0.21)
Weighted average common shares outstanding-basic	21,735,690	15,455,139	13,762,119

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009 and for the period of Exploration Stage 1991 through December 31, 2010
			During
			Exploration Stage
			1991 Through
			December 31,
Cash flows from operating activities:	2010	2009	2010 (unaudited)
Net loss	$ (1,651,522)	$ (560,944)	$ (2,676,208)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	12,427	22,315	124,734
Adjustment for anti dilution provisions	-	25,550	86,084
Common stock, warrants, and options issued
for services	111,000	2,500	192,320
Amortization of directors’ fees prepaid
with common stock	-	-	53,400
Common stock issued to directors	76,500	-	76,500
Amortization of discount on notes
and deferred financing costs	58,362	-	58,362
Gain on sale of mining claims	-	-	(2,736,553)
Impairment loss on securities	-	36	52,335
Gain on change in fair value of warrant liability	(7,789)	-	(7,789)
Loss on issuance of common stock and warrants	250,617	-	250,617
Change in:
Prepaid expenses	37,949	(24,112)	(23,118)
Accounts payable and other accrued liabilities	(1,278)	(19,249)	38,049
Accounts and interest payable – related party	(13,408)	13,408	-
Deferred salaries	-	21,000	21,000
Receivables	-	-	124,955
Net cash used by operating activities	(1,127,142)	(519,496)	(4,365,312)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining claims	(10,900)	(29,530)	(59,930)
Purchase of equipment	-	-	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash provided (used) by investing activities	(10,900)	(29,530)	2,327,533

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	1,251,867	75,000	2,033,867
Proceeds from exercise of stock options and warrants	500	450,300	508,600
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party note payable	90,000	90,000	421,500
Payments on related party note payable	(122,300)	(53,200)	(417,000)
Borrowing on notes payable	-	50,000	50,000
Payments on notes payable	(50,000)	-	(50,000)
Net cash provided by financing activities	1,170,067	612,100	2,170,212

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009 and for the period of Exploration Stage 1991 through December 31, 2010
During
Exploration Stage
1991 Through
December 31,
	2010	2009	2010 (unaudited)

Net increase in cash and cash equivalents	32,025	63,074	132,433
Cash and cash equivalents, beginning of period	266,207	203,133	165,799
Cash and cash equivalents, end of period	$ 298,232	$ 266,207	$ 298,232

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 6,058	$ 3,354	$ 9,412
Cash paid for income taxes	$ -	$ -	$ 503,514

Noncash investing and financing activities:
Stock issued to acquire equipment from related party	$ -	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payments related party note payable	$ -	$ 4,500	$ 4,500

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Fair value of warrants issued in private placement	$ 1,596,960	$ -	$ 1,596,960

Stock issued for deferred compensation	$ 21,000	$ -	$ 21,000

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2010 and 2009, and for
the period of Exploration Stage 1991 through December 31, 2010
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

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2010 and 2009, and for
the period of Exploration Stage 1991 through December 31, 2010
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

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2010 and 2009, and for
the period of Exploration Stage 1991 through December 31, 2010
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

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2010 and 2009, and for
the period of Exploration Stage 1991 through December 31, 2010
							Retained
				Accumulated			Earnings Accumulated
			Additional	Other		Retained	During Exploration
	Common Stock		Paid-in	Comprehensive	Treasury	Earnings	Stage (1991
	Shares	Amount	Capital	Income (Loss)	Stock	(Deficit)	Through Dec. 31, 2009)	Total
Balances at December 31, 2005	9,727,852	486,392	270,602	485	(400,905)	(212,793)	1,148,829	1,292,610
Stock issued for accounts payable	225,000	11,250	18,000	-	-	-	-	29,250
Cancel 1,883,525 shares treasury stock	(1,883,525)	(94,176)	(8,835)	-	376,705	-	(273,694)	-
Stock options issued and expensed
(360,000 shares)	-	-	39,240	-	-	-	-	39,240
Net loss - 2006	-	-	-	-	-	-	(171,879)	(171,879)
Balances at December 31, 2006	8,069,327	403,466	319,007	485	(24,200)	(212,793)	703,256	1,189,221
Stock issued for private placement	2,500,000	125,000	-	-	-	-	-	125,000
Stock issued for directors' fees	500,000	25,000	20,000	-	-	-	-	45,000
Stock issued for prepaid consulting
services	60,000	3,000	5,400	-	-	-	-	8,400
Stock options exercised	800,253	40,013	17,787	-	-	-	-	57,800
Anti-dilution expense on options exercised	-	-	60,534	-	-	-	-	60,534
Net loss - 2007	-	-	-	-	-	-	(392,709)	(392,709)
Balances at December 31, 2007	11,929,580	596,479	422,728	485	(24,200)	(212,793)	310,547	1,093,246
Reclassification adjustment for
change in par value of common stock	-	(584,549)	584,549	-	-	-	-	-
Stock issued for private placement	2,775,000	2,775	519,225	-	-	-	-	522,000
Stock issued to acquire equipment
from related party	60,000	60	11,790	-	-	-	-	11,850
Warrants issued for consulting services	-	-	23,200	-	-	-	-	23,200
Reclassification of other comprehensive
income for permanent impairment of
investment	-	-	-	(485)	-	-	-	(485)
Net loss - 2008	-	-	-	-	-	-	(1,047,983)	(1,047,983)
Balances at December 31, 2008	14,764,580	14,765	1,561,492	-	(24,200)	(212,793)	(737,436)	601,828

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2010 and 2009, and for
the period of Exploration Stage 1991 through December 31, 2010
							Retained
				Accumulated			Earnings Accumulated
			Additional	Other		Retained	During Exploration
	Common Stock		Paid-in	Comprehensive	Treasury	Earnings	Stage (1991
	Shares	Amount	Capital	Income (Loss)	Stock	(Deficit)	Through Dec. 31, 2009)	Total
Balances at December 31, 2008	14,764,580	$ 14,765	$ 1,561,492	$ -	$ (24,200)	$ (212,793)	$ (737,436)	$ 601,828

Stock issued for private placement	375,000	375	74,625	-	-	-	-	75,000
Stock issued for warrants exercised	3,120,000	3,120	431,630	-	-	-	-	434,750
Stock issued for payment on note payable
to related party	30,000	30	4,470	-	-	-	-	4,500
Stock issued for services	5,000	5	1,495	-	-	-	-	1,500
Stock issued for services	5,000	5	995	-	-	-	-	1,000
Stock options exercised	283,889	284	15,266	-	-	-	-	15,550
Anti-dilution expense on options exercised	-	-	25,550	-	-	-	-	25,550
Net loss - 2009	-	-	-	-	-	-	(560,944)	(560,944)
Balances at December 31, 2009	18,583,469	18,584	2,115,523	-	(24,200)	(212,793)	(1,298,380)	598,734

Stock and warrants issued for private placement	6,130,271	6,130	995,737	-	-	-	-	1,001,867
Allocation to warrant liability (Note 5)	-	-	(995,737)	-	-	-	-	(995,737)
Stock and warrants issued for private placement	1,250,000	1,250	248,750	-	-	-	-	250,000
Allocation to warrant liability (Note 5)	-	-	(145,316)	-	-	-	-	(145,316)
Stock issued for services	500,000	500	110,500	-	-	-	-	111,000
Stock issued to directors	450,000	450	76,050	-	-	-	-	76,500
Stock issued for deferred compensation	78,000	78	20,922	-	-	-	-	21,000
Warrants issued for deferred compensation	-	-	(16,941)	-	-	-		(16,941)
Stock issued for warrants exercise	10,000	10	490	-	-	-	-	500
Beneficial conversion feature on
related party note payable	-	-	42,666	-	-	-	-	42,666

Net loss - 2010							(1,651,522)	(1,651,522)
Balances at December 31, 2010	$ 27,001,740	$ 27,002	$ 2,452,644		$ (24,200)	$ (212,793)	$ (2,949,902)	$ (707,249)

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations

Business Operations

Thunder Mountain Gold, Inc. (“Thunder Mountain” or “the Company”) was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc.   In April 1978, the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders and changed its name to Thunder Mountain Gold, Inc., with the primary goal to further develop their holdings in the Thunder Mountain Mining District, located in Valley County, Idaho. Thunder Mountain Gold, Inc. takes its name from the Thunder Mountain Mining District, where its principal lode mining claims were located. For several years, the Company’s activities were restricted to maintaining its property position and exploration activities. During 2005, the Company sold its holdings in the Thunder Mountain Mining District. During 2007, the Company acquired the South Mountain Mines property in southwest Idaho and initiated exploration activities on that property, which continue today.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at December 31, 2010 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Deferred Financing Costs

Costs associated with financing are deferred and charged to expense over the life of the related financing agreements. Remaining costs and the future period over which they would be charged to expense are reassessed when amendments to the related financing agreements or prepayments occur.

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

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include the carrying value of exploration properties and mineral claims, environmental remediation liabilities, deferred tax assets and the fair value and accounting treatment of financial and derivative instruments. Management`s estimates and assumptions are based on historical experience and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid short term investments with original maturities when acquired of three months or less to be cash and cash equivalents. The Company’s cash was held in a Merrill Lynch money market fund on December 31, 2010, and is not covered by insurance of the Federal Deposit Insurance Corporation (“FDIC”).

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

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued

Fair Value Measures, continued

Our financial instruments consist principally of cash and  warrant liabilities. The table below sets forth our assets and liabilities measured at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance December 31, 2010	Balance December 31, 2009	Input Hierarchy level
Cash	$ 298,232	$ 266,207	Level 1
Warrants	$ (1,589,171)	-	Level 2

There were no transfer of assets or liabilities between fair value levels during the year ended December 31, 2010 or 2009. Level 2 financial instruments are valued using the Black-Scholes option pricing model which uses the current market price, exercise price, term, risk free interest rate and the historical volatility of the Company’s common stock to estimate the fair value of the warrants at the balance sheet date.

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

Mining Properties and Claims

Exploration costs are expensed in the period in which they occur. The Company capitalizes costs for acquiring and leasing mineral properties and expenses costs to maintain mineral rights as incurred. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

Reclamation and Remediation

The Company’s operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. The Company would record the fair value of an asset retirement obligation as a liability in the period in which the Company incurred a legal obligation for the retirement of tangible long-lived assets. A corresponding asset would also be recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the liability was adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation.

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

	December 31,	December 31,
For years ended	2010	2009
Warrants	7,313,271	15,000
Total possible dilution	7,313,271	15,000

For the periods ended December 31, 2010 and 2009, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

2.

Property, plant, equipment and mining claims

The following is a summary of equipment and accumulated depreciation as December 31, 2010 and 2009:

	Expected Useful Lives (years)	2010		2009
South Mountain Mines property	-	$ 357,497		$ 357,497
Plant and equipment	5	94,185		94,185
Office equipment and furniture	5	17,389		17,389
Mining claims	-	59,930		49,030
Total vehicles and equipment		529,001		111,574

Less accumulated depreciation		(88,465)		(76,038)
Property, equipment and vehicles, net		$ 440,536	-	$ 442,063

Depreciation expense for the years ended December 31, 2010 and 2009 was $12,427 and $22,315, respectively

3.

Share-Based Compensation

The Company does not have an approved stock option plan, but its Board of Directors has ratified a Stock Option Plan to be approved by a vote of the shareholders during 2011.

A summary of the status of outstanding and exercisable stock options as of the years ended December 31, 2010 and 2009 are as follows:

	Shares	Weighted- Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding and exercisable at January 1, 2008	155,000	$ 0.10	4.3	$31,000
Forfeited or Exercised	(155,000)	$ 0.10	1.7	$18,000
Options outstanding and exercisable at December 31, 2009	-	-	-	-
Options outstanding and exercisable at December 31, 2010	-	-	-	-

The Company granted 2 million stock options in August 2010 to certain officers, directors and outside consultant’s contingent upon approval of the Stock Options Plan by shareholders. No share-based compensation was recognized related to the grants given that the stock options plan has not received shareholder approval. If the plan is approved by shareholders, the Company will recognize stock compensation expense equal to the fair market value of the options granted on the date the plan is approved.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

There were no options granted during 2009 and there were no options outstanding at December 31, 2010. The options granted in prior periods contained an anti-dilution clause whereby, upon written request the holders of the options, an adjustment to the number of shares could be required to increase the number of shares issued in connection with the exercise of options. The holders requested such a dilution adjustment in 2009.  The Company issued 283,889 shares of its common stock for 155,000 options exercised. Accordingly, the Company recognized share-based compensation for an officer and nonemployee director of $8,000 and $17,550, respectively in 2009, in management and administration expense.  The expense recognized represented the fair value of stock calculated by comparing the fair value of the options pre and post modification to determine the incremental value resulting from the anti-dilution provision. The income tax effect of the anti-dilution compensation is immaterial. The Company received $15,550 in cash from the options exercised in 2009. There were no options outstanding at December 31, 2009.

4.

Income Taxes

At December 31, 2010 and 2009, the Company had deferred tax assets which were fully reserved by valuation allowances due to the likelihood of expiration of these deferred tax benefits prior to the Company generating future taxable income sufficient to utilize the deferred tax benefits to reduce tax expense from those future periods.  The deferred tax assets were calculated based on an expected future tax rate of 34%.  Following are the components of such assets and allowances at December 31, 2010 and 2009:

	2010	2009
Deferred tax assets arising from:
Charitable contribution	$ -	$2,682,000
Non-deductible share based compensation	81,000	34,000
Net operating loss carryforwards	990,000	475,000
	1,071,000	3,191,000
Less valuation allowance	(1,071,000)	(3,191,000)
Net deferred tax assets	$ -	$ -

The Company has approximately $3.1 million of federal and state net operating loss carryforwards that expire through 2029 and 2030.  The Company had approximately $7.9 million of charitable contribution carryforwards that expired in 2010 resulting in a decrease of $2.7 million in deferred tax assets and related valuation allowance.

The income tax benefit shown in the financial statements for the year ended December 31, 2010 and 2009, differs from the federal statutory rate as follows:

	2010		2009
	Amount	Rate	Amount	Rate
Benefit at federal statutory rate	$ 562,000	34%	$ 182,000	34%
Increase in valuation allowance	(562,000)	34%	(122,159)	34%
Total	$ -	-	$ 59,841	34%

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized.  The Company is subject to possible tax examinations for the years 2008 through 2010.  The Company will deduct interest and penalties as interest expense on the financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

5.

Stockholders’ Equity

The Company’s common stock is at $0.001 par value with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.001. No preferred shares have been issued.

On September 24, 2010 (the “Closing Date”) the Company completed a private placement offering for the sale of 6,130,271 Units with proceeds of $1,001,867, which are net of $188,349 in deferred financing costs. The subscription agreements were denominated in Canadian dollars (Cdn$) at a prices of Cdn $0.20 per Unit. Each Unit was comprised of one share of the Company’s common stock (a “Common Share”) and one share purchase warrant (a “Warrant”).  Each Warrant entitles the holder to purchase one additional share of Company’s common stock for a three year period at staggered prices as follows: CDN$0.20 per share at any time until one year from the Closing Date; Cdn$0.25 per share from one year until two years from the Closing Date; and Cdn$0.30 per share from two years until three years from the Closing Date. If the Company’s common stock trades at a closing price greater than Cdn$0.50 per share for 20 consecutive trading days after six months from the Closing Date, the Company can accelerate the expiration of the

Warrants by giving notice to the holders and in such case the Warrants will expire on the 30th day after the Company provides notice to the holders of the Warrants. The Company concluded that the warrants issued in the private placement and to Haywood Securities Inc., a Canadian broker dealer, meet the definition of a derivative instrument as defined in ASC 815 Derivative and Hedging which requires that the derivative instrument be separated and accounted for separately from the common equity issued in the offering unit.

Based on the guidance of ASC 815, management concluded that the warrants should be classified as a liability and recorded at fair value. The Company determined the fair value of the 6,130,271 warrants issued in the offering using the Black-Scholes option pricing model. The Company determined the fair value of the warrants to be $1,434,702 along with the $6,130 par value of the common stock on the date the offering which exceeded the gross offering proceeds of $1,190,216 by $250,617.  The amount by which the par value of the common stock and fair value of the warrants exceeded the offering proceed issued in the placement represents an additional offering expense incurred in the placement and is recorded as a loss on issuance of common stock and warrants in the statement of operations. The Company recognized a $38,054 gain on the change in the fair value of warrants as of December 31, 2010, the difference between the fair value on the placement date and year end.

The Company recorded a long term asset for the deferred financing costs related to the offering of $188,349. The deferred financing costs include listing and legal fees along with a finder’s fee paid to Haywood Securities Inc. and Bolder Investment Partners, Ltd, both Canadian broker dealers, equal to 10% of the funds received as part of the second and third tranches. The deferred financing costs are being amortized to the statement of operations over the life of the warrants using the straight-line method, which approximates the effective interest rate method. For the year ended December 31, 2010 the Company recognized $15,696 in amortization of deferred financings costs.

In conjunction with the private placement, the Board approved the issuance of 78,000 units under the placement in full satisfaction of $21,000 in deferred compensation owed to the Company’s Vice President and Chief Financial Officer, Eric T. Jones. Using the Black-Scholes option pricing model the Company recorded a liability related to the 78,000 warrants of $16,941. The Company recognized a $448 gain on the change in the fair value of the warrants as of December 31, 2010, the difference between the fair value on the placement date and year end.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

5.

Stockholders’ Equity, continued

On July 30, 2010 we entered in to an agreement with Cameron & Associates to provide investor relation services to the Company. As part of the consideration for the agreement the Company issued Cameron 200,000 shares of stock on August 11, 2010, that were valued at $0.25 per share, the market price on the date of issuance. We recognized $50,000 in management & administrative cost related to the stock issuance. In addition to the shares issued to Cameron the Company will pay a monthly fee of $5,000 to Cameron for services provided under the proposal plus all expenses incurred by Cameron.

On May 10, 2010, the Company issued 1.25 million Units at $0.20 per Unit in a private placement for net proceeds of $250,000. Each Unit consisted of one share of common stock and one Series A common stock purchase warrant. Each Series A warrant is exercisable at $0.20 for one-half Series B common stock purchase warrant. Each whole Series B warrant would be exercisable into one share of common stock at an exercise price of $0.75 per share. The warrants are callable by the Company in the event that the Company’s stock trades above $0.25 in the case of the Series A warrants, and above $0.94 for the Series B warrants. The Company has accounted for the warrants as a derivative liability based the full ratchet and anti dilution provisions contained in the Series B warrants. The Company has allocated $145,316 of the proceeds from the private placement as a long term warrant liability and has recognized $30,715 loss on the warrants at December 31, 2010, as a result of an increase in fair value between the placement date and the end of the quarter.

As consideration for a sponsorship agreement, Haywood Securities, Inc. was issued 200,000 shares of stock on January 6, 2010, that were valued at $0.22 per share, the market price on the issue date for a total cost of $44,000. This amount was expensed in management and administrative costs for Haywood Securities’ sponsorship of the Company on the TSX-V Exchange.

As authorized by Board Resolution on March 30, 2010, a total of 450,000 shares of common stock were issued to the Company’s executive officers and directors. The issuance was for Board service in 2008 and 2009. The stock was valued based on the fair market value of the Company’s common stock on the day of the awards and expense of $76,500 was recognized for the year ended December 31, 2010. The Company also issued 100,000 shares of common stock to outside consultants for services rendered and recorded $17,000 in expense for the grant.

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

On August 7, 2009, the Company closed a private offering of securities solely to accredited investors. The offering consisted of 380,000 Units priced at $0.20 each; each Unit consisting of a share of common stock, $0.001 par value, and a warrant to purchase common stock for $0.30 per share. As a result of completion of the offering, a total of 380,000 shares of common stock, $0.001 par value, and warrants to acquire 380,000 shares of common stock were issued. Included in the 380,000 units issued, were 5,000 units issued for

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

5.

Stockholders’ Equity, continued

services valued at $1,000. There were no registration rights granted in connection with the offering. No Placement Agent was used, and no commissions were paid.

For the years ended December 31, 2010 and 2009, the fair value of warrants was estimated at the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective assumptions, including the expected volatility of the stock price, which may be difficult to estimate for small reporting companies traded on micro-cap stock exchanges. The fair value of each warrant grant was estimated on the grant date using the following weighted average assumptions:

	2010	2009

Risk-free interest rate	0.29% to 1.02%	--
Expected dividend yield	--	--
Expected term	1 to 3 years	--
Expected volatility	209.1% to 279.5%	--

The risk-free interest rates are based on the U.S. Treasury yield curve for maturities with similar terms at the time of the grant. The expected term of warrants granted is from the date of the grant. The expected volatility is based on historical volatility.

The following is a summary of warrants as of December 31, 2010 and 2009.

	Share Equivalent Warrants	Exercise Price	Expiration Date
Warrants:
Outstanding and exercisable at December 31, 2008	2,885,000
Warrants issued	380,000	0.30
Warrants exercised	(3,150,000)	0.15
Warrants forfeited	(100,000)	0.40
Outstanding and exercisable at December 31, 2009	15,000	$ 0.05	August 20, 2011
Warrants exercised	(10,000)	$ 0.05	August 20, 2011
Warrants issued May 10, 2010	625,000	0.20	Three years from exercise of Series A Warrant (1)
Warrants issued September 24, 2010	6,683,271	0.19	September 30, 2013
Total warrants outstanding at December 31, 2010	7,313,271	$ 0.19

(1) The Company has 1,250,000 Series A Warrants outstanding as of December 31, 2010. Each Series A Warrant is exercisable at $0.20 for one half of a Series B Warrant, which is exercisable into one share of common stock..

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

6.

Commitments and Contingency

The Company’s management believes that the Company is currently in substantial compliance with environmental regulatory requirements. Remediation requirements for the Company are limited to minor activities related to drill pad reclamation and the like, and that no material environmental remediation costs exist as of December 31, 2010. Such costs are accrued at the time the expenditure becomes probable and the costs can reasonably be estimated. The Company recognizes, however, that in some cases future environmental expenditures cannot be reliably determined due to the uncertainty of specific remediation methods, conflicts between regulating agencies relating to remediation methods and environmental law interpretations, and changes in environmental laws and regulations. Any changes to the Company’s remediation plans as a result of these factors could have an adverse affect on the Company’s operations. The range of possible losses in excess of the amounts accrued cannot be reasonably estimated at this time. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates.  Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition.

7.

Related Party Transactions

Of the 6,130,271 Units issued in connection with the private placement that closed on September 24, 2010, 104,000 shares were issued to related parties.

In addition 78,000 units were issued to Eric T. Jones in full satisfaction of $21,000 in deferred compensation owed to Mr. Jones by the Company, see note 5 “Shareholder’s Equity” for further discussion on the offering.

On March 31, 2010 the Board unanimously approved a resolution authorizing a bridge loan from E. James Collord, the Company’s CEO and a director, and his wife Leta Mae Collord, Mr. Collord’s wife, in the amount of $50,000 at an interest rate of 1% per month with the first payment due in thirty days. On May 12, 2010 the Board unanimously approved to increase the loan amount to $65,000. On August 13, 2010, the Collord’s advanced the Company an additional $25,000 under the bridge loan. The purpose of the bridge loan was to provide the Company operational capital to meet its day-to-day operational needs. These funds were repaid during the year with proceeds received from the September 2010 private placement.

The Collord’s had the option that any portion or the amount loaned could be converted to shares of Company common stock at the lower of the market price on the date of conversion, or $0.15 per share. The price for the Company’s common stock exceeded the $0.15 conversion price stated in the loan on the days funds were advanced under the loan. Management determined that the favorable exercise price represents a beneficial conversion feature. Using the intrinsic value method at the loan dates, a total discount of $42,666 was recognized on the loan. The discount was amortized over the loan term using the straight-line method, which approximated the effective interest method. The Company recorded $42,666 in interest expense related to the amortization of the discount for the year ended December 31, 2010. The outstanding loan balance and accrued interest there on was zero at year end.

On March 30, 2010 the Board of Directors granted 450,000 shares of common stock to certain Executive Officers, Directors and outside consultants for services rendered in 2008 and 2009, see note 5 “Stockholder’s Equity” for further discussion of the awards.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

7.

Related Party Transactions, continued

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

Of the 380,000 shares of stock issued in connection with the August 7, 2009 placement, 310,000 shares were issued to related parties.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2010, there were no changes in independent audit firms or consulting firms who provide accounting assistance.

During the fiscal year ended December 31, 2010, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

ITEM 9A - CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.*  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

*This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Management has identified two material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

•

Lack of an independent board of directors, including an independent financial expert. In June 2008, the Company added one independent director, and subsequent to  December 31, 2009, added another independent director, the latter of which has been designated the Company’s independent financial expert. The current board of directors is evaluating expanding the board of directors to include additional independent directors.  The current board is composed of seven members and may be expanded to as many as nine members as permitted under the Company’s Articles of Incorporation and By-Laws.

•

Inappropriate Segregation of Duties, as the same Officer and Director was responsible for initiating and recording transactions, thereby creating segregation of duties weakness.

Management’s Remediation Initiatives.

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

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.  Management is currently evaluating avenues for mitigating our internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and  future existence  of our organization, Since the Company has not generated any significant revenues,  the Company is limited in its options for  remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting as of December 31, 2011.

Changes in internal controls over financial reporting

During the quarter ended December 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subsequent to the close of the quarter an additional independent director was added to help alleviate the material weakness identified above.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section sets forth certain information with respect to the Company’s current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2010.

Directors and Executive Officers:

Name	Age	Office with the Company	Appointed to Office
E. James Collord	63	President, Chief Executive	Since 1978
		Officer, Director

Pete Parsley	49	Vice President, Director	Since 1999
		Exploration Manager

Eric T. Jones	48	Chief Financial Officer,	Since March 2006
		Investor Relations

Dr. Robin S. McRae	69	Director	Since 1978

Edward D. Fields	72	Director	Since March 2006

Douglas J. Glaspey	57	Director	Since June 2008

R. Llee Chapman	53	Director, Chairman of Audit	Since January 2010
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

Eric T. Jones has over 18 years of varied mining, financial and entrepreneurial experience.  He has held project management positions for Hecla Mining at their Yellow Pine Mine, Stibnite, Idaho, and Environmental Manager at their Rosebud Mine, Lovelock, Nevada.  For Dakota Mining, Mr. Jones was General Mine Manager for the Stibnite, Idaho gold heap leach operation in central Idaho.  He was also engaged as a manager of a successful Boise, Idaho-based private investment fund during the period 1997-2002.  Due to Eric’s varied business experience, in 2006 the Board appointed him to the position of Secretary/Treasurer and Chief Financial Officer.  In February 2008 Eric went to work for Thunder Mountain Gold, Inc. as Vice President of Investor Relations and Business Development, as well as Chief Financial Officer.

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

Significant Employees:

Peter Parsley remained a full-time employee for the Company during 2010.  Jim Collord commenced working for the Company in April 2007 when work on evaluation of South Mountain intensified.  In order to preserve assets to advance exploration, in June 2008, Mr. Collord voluntarily reduced his salary to $1,000 per month.  Eric Jones became an employee in February 2008 (as discussed above).  Mr. Jones is also a part-time employee. In June through September 2009, Mr. Jones voluntarily reduced his salary to $1,000 per month, which was then increased to a full annual salary of $100,000 on October 1, 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, no persons failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2010.

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

Code of Ethics:

The Board of Directors has formally adopted a Code of Ethics in 2010. This Code of Ethics is published on the Company`s website.

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

The Company’s Articles of Incorporation provide that a director or officer is not personally liable to the Company or its shareholders for damages for any breach of fiduciary duty as a director or officer, except for liability for: (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of distributions in violation of Nevada Revised Statutes, §78.300. In addition, Nevada Revised Statutes §78.751 and Article VII of the Company’s Bylaws, under certain circumstances, provide for the indemnification of the officers and directors of the Company against liabilities which they may incur in such capacities.

ITEM 11 - EXECUTIVE COMPENSATION

Pete Parsley continued his full-time position as Vice President and Exploration Manager during 2010 at a salary of $105,000 per year from January to August 2010. In September his annual salary was increased to $113,000 per year.

Jim Collord voluntarily reduced his salary to $12,000 per year commencing in June 2008 which continued throughout 2009 to maximize financial resources available for exploration efforts. His salary was reinstated at rate of 60,000 per year from January to August 2010. In September 2010 his salary was increased to $110,000 per year.

Eric Jones commenced working for the Company in February 2008 at a 75% of a full-time rate of $100,000 per year, or $75,000 per year which was further reduced to a temporary rate of $12,000 per year starting June 1, 2009 through September 30, 2009.  His salary was returned to the 100% full-time rate of $100,000 starting in October 2009. In September 2010 his salary was increased to $110,000 per year.

As authorized by Board Resolution on March 30, 2010, a total of 550,000 shares of common stock were issued, of which 450,000 were issued to the Company’s Executive Officers and Directors. The stock was valued based on the fair market value of the Company’s common stock on the day of the awards. See Note 5 “Stockholder’s Equity” for further discussion of the award.

On August 24, 2010 the Board approved, subject to Shareholder approval of its SIP, a grant of 2.0 million options under the SIP to Directors, Executive Officers and other non-employees consultants. The options have a strike price of $0.27, which approximates the fair market value of the Company’s common equity on the date of grant, based on the average of the bid/ask prices as quoted by the National Quotation Bureau on the day of grant. The option certificates will reflect the actual date of the grant upon approval of the SIP by shareholders.

Summary Compensation Table

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the Directors’ duties associated with the Company's business. There is currently no other compensation arrangements for the Company’s Directors. The following table provides certain summary information for the fiscal year ended December 31, 2010 concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers, including the Directors of the Company:

Name & Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compen- sation (US$)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings (US$)	All Other Compensation/ Directors Fee (US$)	Total (US$)
Jim Collord, President & CEO	2010 2009	$76,668 $12,000	- -	$17,000 -	- -	- -	- -	- -	$93,668 $12,000

Eric T. Jones, CFO, Sec/Treasurer	2010 2009	$103,335 $60,270	- -	$17,000 -	- -	- -	- -	- -	$120,335 $60,270
Pete Parsley, V.P. & Director	2010 2009	$107,668 $103,000	- -	$17,000 -	- -	- -	- -	- -	$124,668 $103,000
Doug Glaspey Director	2010 2009	- -	- -	$8,500 -	- -	- -	- -	- -	$8,500 -
Robin S. McRae, Director	2010 2009	- -	- -	$8,500 -	- -	- -	- -	- -	$8,500 -
Edward Field, Director	2010 2009	- -	- -	$8,500 -	- -	- -	- -	- -	$8,500 -
R. Llee Chapman Director	2010 2009	- n/a	- n/a	- n/a	- n/a	- n/a	- n/a	- n/a	- n/a

There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation or retirement.

Exercise of Options:

There were no stock options exercised in 2010.

Long-term Incentives:

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

The SIP also has terms and limitations, including that the exercise price for stock options and stock appreciation rights granted under the SIP must equal the stock’s fair market value, based on the closing price per share of common stock, at the time the stock option or stock appreciation right is granted. The SIP is also subject to other limitation including; a limited exception for certain stock options assumed in corporate transactions; stock options and stock appreciation rights granted under the SIP may not be “re-priced” without shareholder approval; stock-based awards under the SIP are subject to either three-year or one-year minimum vesting requirements, subject to exceptions for death, disability or termination of employment of an employee or upon a change of control; and shareholder approval is required for certain types of amendments to the SIP.

Employment Contracts:

At the end of 2010, there were three paid Company employees, Pete Parsley, Eric Jones and Jim Collord.  They were employed per resolution of the Board and other than a monthly salary, plus normal burden, there are no other contractual understandings in the resolutions.  Each is reimbursed for the use of personal office equipment and phones, and Jim and Eric are reimbursed for health insurance and related costs up to a set maximum amount.  A salary service located in Elko, Nevada was used to pay employee’s salary and ensuring all appropriate taxes and employment-related state insurance was collected and paid.

2010 Share-Based Payments:

The Board of Directors granted 2 million options to officers, directors and outside consultants in August 2010 subject to approval of the SIP by shareholders. Since the options are subject to shareholder approval the Company did not recognize any stock compensation related to the grant by the Board.  If and when the shareholders approve the SIP the Company will recognize stock compensation expense equal to the fair value of the options granted on the date of approval. No retirement benefit, bonus, stock option or other remuneration plans are in effect with respect to the Company’s officers and directors.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2010 by:

•

the Company’s named executive officers;

•

the Company’s directors at December 31, 2010;

•

all of the Company’s executive officers and directors as a group; and each person who is known to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Directors and Executive Officers
E. James Collord	1,703,200(2)(3)	6.3%
Eric T. Jones	1,978,577(2)	7.3%
G. Peter Parsley	581,962(2)	2.2%
Robin S. McRae	439,307(2)	1.6%
Edward Fields	142,393(2)	0.5%
Doug Glaspey	150,000(2)	0.6%
R. Llee Chapman	161.800(2)	0.6%
All current executive officers and directors as a group	5,157,239	19.1%
5% or greater shareholders
None	-	-

(1) Based on 27,001,740 shares of common stock issued and outstanding as of December 31, 2010.

(2) Sole voting and investment power.

(3) Includes 50,000 shares held in trust for Mr. Collord’s son, Jerritt Collord.

As of December 31, 2010, the number of shares of common stock that can be sold by officers, directors, principal shareholders, and others pursuant to Rule 144 was 887,247. However, as a condition to our listing on the TSX-V, our officers and directors were required to deposit their common stock totaling 4,799,239 shares, into an escrow account with Computershare Investor Services, Inc. Those escrowed shares are subject to the TSX-V’s Tier 1 escrow requirement. Those requirements provide for an 18 month escrow release mechanism with 25% of the escrowed securities being released on September 24, 2010 (the date our common shares commenced trading on the TSX-V), and 25% of the escrowed securities to be released every 6 months thereafter.  No officer or director has requested release of any of their escrowed shares, and no current officer or director has ever sold any of their shares.

Changes in Control:

The Board of Directors is aware of no circumstances which may result in a change of control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others:

During the year ended December 31, 2010, we had the following transactions with related parties:

As authorized by Board Resolution on March 30, 2010, a total of 550,000 shares of common stock were issued, of which 450,000 shares were issued to the Company’s Executive Officers and Directors. The stock was valued based on the fair market value of the Company’s common stock on the date of the awards. The Company recognized $76,500 in stock compensation expense for the year ended December 31, 2010.

The following table summarized the awards to Executive Officers & Directors:

Name and Relation	Shares Awarded	Price$/ Share	Percent of Class(1)
E. James Collord, - President and Director	100,000	$.17	$17,000
Eric T. Jones - CFO, Sec/Treasurer and Director	100,000	$.17	$17,000
G. Peter Parsley, Vice-President and Directors	100,000	$.17	$17,000
Robin S. McRae, Director	50,000	$.17	$ 8,500
Edward Fields, Director	50,000	$.17	$ 8,500
Doug Glaspey, Director	50,000	$.17	$ 8,500
Total	450,000	$.17	$76,500

On August 24, 2010 the Board approved a grant of 2.0 million options under the SIP to Directors, Executive Officers and other non-employees consultants. The options have a strike price of $0.27, which approximates the fair market value of the Company’s common equity on the date of grant, based on the average of the bid/ask prices as quoted by the National Quotation Bureau on the day of grant. The option certificates will reflect the actual date of the grant upon approval of the SIP by shareholders. The Company did not recognize any stock compensation expense related to the option grant as the awards are contingent upon approval of the SIP by shareholders.

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

Directors’ Stock Purchases

Certain Directors of the Company purchased common stock in 2010. Mr. Jones participated in the private placement that closed on September 24, 2010, receiving a total of 130,000 units in the placement. Mr. Jones purchased 52,000 units at Cdn$0.20 per unit, each unit consisting of one common share, and one warrant to purchase a share of common stock. Mr. Jones also received 78,000 units in full satisfaction of $21,000 in deferred compensation owed by the Company to Mr. Jones at the date of the placement.  Mr. Chapman also participated in the same private placement that closed on September 24, 2010, purchasing a total of 52,000 units at Cdn$0.20 per unit, each unit consisting of one common share, and one warrant to purchase a share of common stock. Stock transactions for directors and officers were reported on Form 4 and are available on the SEC website.

Director Independence

Douglas Glaspey, Edward Fields, and R. Llee Chapman are independent non-employee members of the Board of Directors, as defined in FINRA Marketplace Rule 4200.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2010, as provided by DeCoria, Maichel and Teague, P.S. We expect that DeCoria, Maichel and Teague, P.S. will serve as our auditors for fiscal year 2011.

Year Ended	December 31, 2010	December 31, 2009
Audit fees (1)	$32,493	$37,390
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total Fees	$32,493	$37,390

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

Date:  March 25, 2011

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

   /s/ Eric T. Jones

By  ____________________________________

Eric T. Jones

Secretary/Treasurer and Director and Chief Financial Accounting Officer

Date:  March 25, 2011