Form 10-Q
period 2011-03-31
THUNDER MOUNTAIN GOLD INC
filed 2011-05-16
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to_________________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒  No

Number of shares of issuer’s common stock outstanding at April 29, 2011:  27,001,740

TABLE OF CONTENTS

PART I – Financial Information

3

Item 1.  Financial Statements

3

Item 2.   Management's Discussion and Analysis or Plan of Operation

15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

22

Item 4.  Controls and Procedures

22

PART II

23

Item 1.  Legal Proceedings.

23

Item 1A. Risk Factors.

23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

23

Item 3.  Defaults Upon Senior Securities.

23

Item 4.  (Removed and Reserved).

23

Item 5.  Other Information

23

Item 6.  Exhibits

23

SIGNATURES

24

PART I – Financial Information

Item 1.  Financial Statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$ 69,779	$ 298,232
Prepaid expenses and other assets	23,427	23,118
Total current assets	93,206	321,350

Property, plant, equipment, and mining claims:
South Mountain Mines property	357,497	357,497
Equipment, net of accumulated depreciation	20,044	23,109
Mining leaseholds	59,930	59,930
Total property, equipment and mining leaseholds	437,471	440,536

Other assets:
Deferred financing costs	156,957	172,653
Total other assets	156,957	172,653

Total assets	$ 687,634	$ 934,539

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$ 32,030	$ 52,617
Total current liabilities	32,030	52,617

Long-term liabilities:
Warrant liabilities	1,111,217	1,589,171

Total liabilities	1,143,247	1,641,788

COMMITMENTS (see Note 3)
Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares
authorized; 27,001,740 shares issued and outstanding	27,002	27,002
Additional paid-in capital	2,452,644	2,452,644
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(2,698,266)	(2,949,902)
Total stockholders’ equity (deficit)	(455,613)	(707,249)
Total liabilities and stockholders' equity (deficit)	$ 687,634	$ 934,539

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

			During Exploration
			Stage
			1991
	Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011
Revenue:
Royalties, net	$ -	$ -	$ 328,500
Gain on sale of property and mining claims	-	-	2,576,112
Total revenue	-	-	2,904,612

Expenses:
Exploration expense	53,836	62,014	1,796,656
Legal and accounting	28,678	50,769	790,894
Management and administrative	124,982	136,034	2,257,253
Directors' fees and professional services	-	93,500	725,741
Depreciation and depletion	3,064	3,064	127,798
Total expenses	210,560	345,381	5,698,342

Other income (expense):
Interest and dividend income	47	12	283,973
Interest expense	(15,805)	(1,097)	(112,262)
Gain on change in fair value of warrant liability	477,955	-	485,744
Loss on common stock and warrants	-	-	(250,617)
Gain on sale of securities	-	-	166,116
Impairment of investments	-	-	(52,299)
Total other income (expense)	462,197	(1,085)	520,655

Net income (loss) before income taxes	251,637	(346,466)	(2,273,075)
(Provision) Benefit for income taxes	-	-	(151,496)
Net Income (loss)	251,637	(346,466)	(2,424,571)
Treasury stock cancelled	-	-	(273,694)
Comprehensive income (loss)	$ 251,637	$ (346,466)	$ (2,698,265)

Net Income ( loss) per common share – basic and diluted	$ 0.01	$ (0.02)	$ (0.19)

Weighted average common
shares outstanding-basic	27,001,740	18,770,136	14,383,472
Weighted average common	27,001,740
shares outstanding - diluted

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)			During Exploration Stage
			1991
	Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss)	$ 251,637	$ (346,466)	$ (2,424,571)
Adjustments to reconcile net Income (loss) to net cash used in operating activities:
Depreciation and depletion	3,064	3,064	127,798
Common stock, warrants and options issued
for services	-	44,000	192,320
Adjustment for anti-dilution provisions	-	-	86,084
Amortization of directors’ fees prepaid
with common stock	-	-	53,400
Amortization of deferred financing costs	15,696	-	74,058
directors fees and professional services	-	93,500	76,500
Gain on sale of mining claims and other assets	-	-	(2,736,553)
Impairment loss on securities	-	-	52,335
Gain on change in fair value of warrant liability	(477,955)	-	(485,744)
Loss on issuance of common stock & warrants	-	-	250,617
Change in:
Prepaid expenses and other assets	(309)	27,901	(23,427)
Accounts payable and other accrued liabilities	(20,586)	(10,648)	17,463
Deferred salaries	-	-	21,000
Receivables	-	-	124,955
Net cash used by operating activities	(228,453)	(188,649)	(4,593,765)
		.
Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining claims	-	-	(59,930)
Purchase of equipment	-	-	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash provided by investing activities	-	-	2,327,533

Cash flows from financing activities:
Proceeds from sale of common stock, net	-	-	2,033,867
Proceeds from exercise of stock options & warrants	-	-	508,600
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party note payable	-	-	421,500
Payments on related party note payable	-	(1,053)	(417,000)
Borrowing on notes payable	-	-	50,000
Payments on notes payable	-	(50,000)	(50,000)
Net cash provided (used) by financing activities	-	(51,053)	2,170,212

Net increase (decrease) in cash and cash equivalents	(228,453)	(239,702)	(96,020)
Cash and cash equivalents, beginning of period	298,232	266,207	165,799
Cash and cash equivalents, end of period	$ 69,779	$ 26,505	$ 69,779

The accompanying notes are an integral part of these consolidated financial statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(continued)
(Unaudited)
During Exploration Stage
1991
	Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011

Non-cash investing and financing activities:

Stock issued to acquire equipment from related party	$ -	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Stock issued for payments on related party note payable	$ -	$ -	$ 4,500

Fair value of warrants issued in private placement	$ -	$ -	$ 1,596,960

Stock issued for deferred compensation	$ -	$ -	$ 21,000

The accompanying notes are an integral part of these consolidated financial statements

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

Reclassifications

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity (deficit).

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued:

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and the eventual profitable exploitation of its mining properties.

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

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid short term investments with original maturities when acquired of three months or less to be cash and cash equivalents. The Company’s cash was held in a Merrill Lynch money market fund on March 31, 2011, which may not be covered by insurance of the Federal Deposit Insurance Corporation (“FDIC”).

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

	Balance March 31, 2011	Balance December 31, 2010	Input Hierarchy level
Recurring:
Cash	$ 69,779	$ 298,228	Level 1
Warrants	$ (1,111,217)	$ (1,589,171)	Level 2

For the warrant liabilities which are measured at fair value on a recurring basis, the Company uses the Black-Scholes valuation model with the following inputs as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Stock price	$0.26	$0.30
Exercise price	$0.19 - $1.15	$0.20 - $1.15
Expected term	0.50 – 2.08 yrs	0.75 – 2.33 yrs
Estimated volatility	188% - 222%	209% - 280%
Discount rate	0.30% - 1.29%	0.29% - 1.02%

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

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued:

Income Taxes

The Company recognizes deferred income tax liabilities or assets at the end of each period using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated all tax positions for open years and has concluded that it has no material unrecognized tax benefits. Management estimates their effective tax rate for the year ending December 31, 2011 will be 0%.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company’s common stock.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued:

As of March 31, 2011 and 2010, the remaining potentially dilutive common stock equivalents (warrants) not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	March 31,	March 31,
For periods ended	2011	2010
Total possible dilution	7,313,271	15,000

2.

Stockholders’ Equity (Deficit)

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

On September 24, 2010 (the “Closing Date”) the Company completed a private placement offering for the sale of 6,130,271 Units with proceeds of $995,737, which are net of $188,349 in deferred financing costs. The subscription agreements were denominated in Canadian dollars (Cdn$) at a prices of Cdn $0.20 per Unit. Each Unit was comprised of one share of the Company’s common stock (a “Common Share”) and one share purchase warrant (a “Warrant”).  Each Warrant entitles the holder to purchase one additional share of Company’s common stock for a three year period at staggered prices as follows: CDN$0.20 per share at any time until one year from the Closing Date; Cdn$0.25 per share from one year until two years from the Closing Date; and Cdn$0.30 per share from two years until three years from the Closing Date. If the Company’s common stock trades at a closing price greater than Cdn$0.50 per share for 20 consecutive trading days after six months from the Closing Date, the Company can accelerate the expiration of the Warrants by giving notice to the holders and in such case the Warrants will expire on the 30th day after the Company provides notice to the holders of the Warrants. The Company concluded that the warrants issued in the private placement and to Haywood Securities Inc., a Canadian broker dealer, meet the definition of a derivative instrument as defined in ASC 815 Derivative and Hedging which requires that the derivative instrument be accounted for separately from the common equity issued in the offering unit.

Based on the guidance of ASC 815 Management concluded that the warrants should be classified as a liability and recorded at fair value. The Company determined the fair value of the 6,605,271warrants issued in the offering using the Black-Scholes option pricing model. The Company determined the fair value of the warrants to be $1,434,702 along with the $6,130 par value of the common stock on the date the offering exceeded the gross offering proceeds of $1,190,216 by $250,617.  The amount by which the par value of the common stock and fair value of the warrants exceeded the offering proceed issued in the placement represents an additional offering expense incurred in the placement and is recorded as a loss on placement in the statement of operations. The Company recognized a $424,798 gain on the change in the fair value of warrants during the three month period ending March 31, 2011.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

2.  Stockholders’ Equity (Deficit) continued:

The Company recorded a long term asset for the deferred financing costs related to the offering of $188,348. The deferred financing costs include listing and legal fees along with a finder’s fee paid to Haywood Securities Inc. and Bolder Investment Partners, Ltd, both Canadian broker dealers, equal to 10% of the funds received as part of the second and third tranches. The deferred financing costs are being amortized to the statement of operations over the life of the warrants using the straight-line method, which approximates the effective interest rate method.   The Company also recognized $15,696 in amortization of deferred financings costs for the three months ended March 31, 2011.

In conjunction with the private placement, the Board approved the issuance of 78,000 units under the placement in full satisfaction of $21,000 in deferred compensation owed to the Company’s Vice President and Chief Financial Officer, Eric T. Jones. Using the Black-Scholes option pricing model the Company recorded a liability related to the 78,000 warrants of $16,942. The Company recognized a $5,017 and $450 gain on the change in the fair value of the warrants as of March 31, 2011 and December 31, 2010, respectively.

On May 10, 2010, the Company issued 1.25 million Units at $0.20 per Unit in a private placement for net proceeds of $250,000. Each Unit consisted of one share of common stock and one Series A common stock purchase warrant. Each Series A warrant is exercisable at $0.20 for one-half Series B common stock purchase warrant. Each whole Series B warrant would be exercisable into one share of common stock at an exercise price of $0.75 per share. The warrants are callable by the Company in the event that the Company’s stock trades above $0.25 in the case of the Series A warrants, and above $0.94 for the Series B warrants. The Company has accounted for the warrants as a derivative liability based on the full ratchet and anti-dilution provisions contained in the Series B warrants. The Company has allocated $145,316 of the proceeds from the private placement as a long term warrant liability and has recognized a $48,140 gain on the warrants at March 31, 2011 as a result of a change in fair value of those warrants.

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

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

2.  Stockholders’ Equity (Deficit) continued:

The following is a summary of warrants as of March 31, 2011:

	Warrants	Exercise Price	Expiration Date
Warrants:
Outstanding and exercisable at December 31, 2009	15,000	$ 0.05	August 20, 2011
Warrants exercised	(10,000)	$ 0.05	August 20, 2011
Warrants issued May 10, 2010	625,000	$ 0.75	Three years from exercise of Series A Warrant (1)
Warrants issued September 30, 2010	6,683,271	$ 0.21	September 30, 2013
Total warrants outstanding at December 31, 2010 and March 31, 2011	7,313,271	$ 0.21

(1)

Each Series A Warrant is exercisable at $0.20 for one half a Series B Warrant; each whole Series B Warrant is exercisable for one share of common stock.

3.

Commitments

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation on the Trout Creek Project that significantly expands the Trout Creek target area.  Newmont’s private mineral package added to the Project surrounds the Company’s claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement. Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the next two years, with additional expenditures possible in future years.

4.

Related Party Transactions

On March 31, 2010 the Board unanimously approved a resolution authorizing a bridge loan from E. James Collord, the Company’s CEO and a director, and Leta Mae Collord in the amount of $50,000 at an interest rate of 1% per month with the first payment due in thirty days.  The purpose of the bridge loan was to provide the Company operational capital to meet its day to day operational needs. These funds were to be repaid upon receipt of funds from the Haywood Securities (or other) financing and l not exceed 120 days from the date of the resolution.  The Collords were given the option that any portion or the amount loaned could be convertible to Company stock at the market price of the warrant at the date of conversion, or $0.15 per share.  As of March 31, 2010 no funds had been advanced to the Company. On April 5, 2010, $50,000 was advanced to the Company and the entire balance of the loan including interest due has been paid.

Of the 6,130,271 units issued in connection with the private placement that closed on September 24, 2010, 104,000 shares and warrants were issued to related parties.

On March 30, 2010 the Board of Directors granted 450,000 shares of common stock to certain Executive Officers, Directors and outside consultants for services rendered in 2008 and 2009.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

5.

Subsequent Events

On April 4, 2011, the Board unanimously authorized a Private Placement for the sale of common stock purchase warrants exercisable to common stock at a price to be determined at a later date by the President in the best interests of the Company. This Private Placement will commence near the middle of May 2011, and with a goal of raising up to three million dollars.

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

The Company employed three full-time budgeted salaried management during the quarter, and was able to meet its immediate financial obligations during the first quarter 2011. The Company maintains its office in the Boise, Idaho area in Garden City. This is the primary work area for the South Mountain Project and is utilized by Pete Parsley and Eric Jones. Jim Collord has been working from this office on a part-time basis and living in a temporary residence in Boise Idaho at no additional charge to the Company.  He will continue to work from his home office in Elko, Nevada while advancing the Trout Creek Project in Nevada, and will work out of the Boise office as the South Mountain exploration program gears back up this spring.

The primary focus of Management during the first quarter of 2011 was to finish analyzing the exploration results from their drilling at South Mountain in October, and to review data and complete the Trout Creek Nevada joint exploration agreement with Newmont Mining. The 2010 South Mountain exploration program and the Newmont joint exploration agreement are discussed in more detail below, along with a discussion of the Company`s wholly-owned subsidiaries, Thunder Mountain Resources, Inc. and South Mountain Mines, Inc.

1.

South Mountain Project, Owyhee County, Idaho (South Mountain Mines, Inc.)

The Company’s land package at South Mountain consists of a total of private land under lease of approximately 542 acres, the original 17 patented claims (326 acres) that the Company owns outright plus and 21 unpatented claims (290 acres) that it staked in 2008 for a total of approximately 1,158 acres.   The Company has is under negotiations on additional private land surrounding the existing land package, and has applications in for approximately 3,100 acres of Idaho State Land that covers areas of geologic interest; the lease on the Idaho State Lands is expected to be finalized during the 1st Quarter 2011.  All holdings are located in the South Mountain Mining District, Owyhee County, Idaho.

The historic production peaked during World War II when, base on smelter receipts, the production of direct shipped ore totaled 53,653 tons containing 3,118 ounces of gold, 566,439 ounces of silver, 13,932 pounds of copper, 2,562,318 pounds of lead and 15,593,061 pounds of zinc.  In addition to the direct-ship ore, a flotation mill was constructed and operated during the late-1940s and early-1950s; no production information is available on the tons, grade and concentrate associated with this phase of the operation, but it is estimated that between 30,000 and 40,000 tons of ore were mined and processed based on the estimated volume of mill tailings that remained on site.

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

An initial-phase drilling program on the Intrusive Breccia target was completed in October, 2010.  Five widely-spaced holes on the four significant gold anomalies in the Intrusive Breccia target were completed with the following results:

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

Management believes that the initial phase drill results from the Intrusive Breccia target proves the existence of a significant gold system in an intrusive package that is related to the polymetallic mineralization in the limestone / marble carbonate  rock unit mined in the historic mine area.

Newmont Mining conducted a detailed study at their Denver research facility on rock samples they obtained from the Intrusive Breccia target.  Their samples confirmed the gold values, and also helped define the mineral associations.  Free gold was observed in the panned sample pulps and ranged in size up to 91 microns, and noted the association with bismuth.  They feel that it may be the style of mineralization seen at their Battle Mountain Complex in Nevada.

In addition to the drilling completed in on the Intrusive Breccia target, two reverse circulation drill holes were completed targeting the down dip extension of the polymetallic zones in an effort to confirm continuity of the ore zones to a greater depth.  Vertical drill hole LO-6 was placed to intercept the down dip extension of the DMEA 2 ore shoot exposed on both the Laxey and Sonneman levels of the underground workings, as well as the 2008 core hole drilled by the Company that extended the zone 300 feet down dip of the Sonneman level.  Drillhole LO-6 cut a thick zone of skarn alteration and polymetallic mineralization at 760 feet to 790 feet.  The intercept contained 30 feet of 3.55% zinc, 1.87 ounce per ton silver, and 0.271% copper.  Internal to this zone was 15 feet of 0.060 OPT gold and 20 feet of 0.21% lead.  Importantly, this intercept proves the continuity of the ore zone an additional 115 feet down dip of the 2008 drill hole, or 415 feet below the Sonneman level.  It remains open at depth.

Drill hole LO-7 was placed to test the down dip extension of the Laxey ore zone, the zone that produced a majority of the silver, zinc, copper, lead and gold during the World War II period.  A portion of the ore zone was intercepted approximately 180 feet below the bottom of the Laxey Shaft which mined the zone over an 800-foot length.  This hole intercepted 25 feet (600-625 feet) of 8.56% zinc and 1.15 ounce per ton (opt) silver.  This intercept proves the extension of the Laxey ore zone approximately 120 feet below the maximum depth previously mined when nearly 54,000 tons of sulfide ore were mined and direct shipped to the Anaconda smelter in Utah.  The grade of this ore mined over the 800 feet of shaft and stope mining was 15% zinc, 10 opt silver, 0.06 opt gold, 2.3% lead and 0.7% copper.  In addition to the direct-ship ore, this zone provided much of the ore provided to the flotation mill that operated in the early 1950s at South Mountain.

Work planned for the 2011 field season includes core drilling on the Texas, DMEA and Laxey sulfide ore zones in the historic mine area.  The drilling is planned from the surface due to the cost of preparing the underground tunnels for drilling, and sufficient detailed targeting can be completed to determine the continuity of mineralization.

Work on the Intrusive Breccia target consists of a draped aeromagnetic survey in conjunction with resistivity and induced polarization surveys to isolate potential feeder structures.  Once these feeder structures are identified, additional reverse circulation and core drilling are planned to test them and to evaluate the contact between the metasediments and the gold-bearing intrusive.

Trout Creek Exploration Project, Lander County, Nevada

The Trout Creek Reese River Valley pediment exploration target is located in Lander County, Nevada in T.29N. R44E.  The Company first staked 60 unpatented mining claims totaling approximately 1,200 acres located near the western flank of the Shoshone Range in the Eureka-Battle Mountain mineral trend.

The claims were located along a northwest structural tend which projects into the Battle Mountain mining district to the northwest and into the Goat Mountain Roberts Mountain formation window and the Gold Acres, Pipeline, and Cortez area to the southeast.  Northwest trending mineralized structures in the Battle Mountain mining district are characterized by elongated plutons, granodiorite porphyry dikes, magnetic lineaments, and regional alignment of mineralized areas.  The Trout Creek target is located at the intersection of this northwest trending mineral belt and north-south trending extensional structures.

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation on the Trout Creek Project that significantly expands the Trout Creek target area.  Newmont’s private mineral package added to the Project surrounds the Company’s claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement. Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the next two years, with additional expenditures possible in future years.

Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the next two years, with additional expenditures possible in future years.  Conducting drilling on Newmont lands is part of the work commitment, but the Agreement can be terminated after the minimum expenditure commitment has been made.  The Agreement outlines the terms of a joint venture if the Company’s program is successful in which Newmont can earn up to 70% of the project by expending 150% of the Company’s expenditures up to the point that Newmont decides to form a joint venture.  If the Company defines economic mineralization and Newmont decides not to joint venture, then the Company can obtain ownership of any or all of the Newmont lands within the Area of Influence and Newmont would retain three percent (3%) of net smelter returns (NSR) as royalty interest.

The Newmont data package made available as part of the Agreement provides additional geophysical information, as well as positive geochemical and drill data from previous 1991-1997 Santa Fe Minerals, Newmont, Crown Resources and Comeco projects on either side of the Company’s main target area.  The geophysical information enhances the positive geophysical trend aligned with the Cortez and Buffalo Valley Mines and is part of the Company’s prospective target.

The work plan for 2011 and 2012 is to conduct additional geophysics that will help define important structural trends under the gravels, depth to bedrock and other important features of the valley fill.  Interpretation of the geochemical and drill data provided by Newmont, in conjunction with the geophysics, will help guide the drilling program to be done over the next couple of field seasons.

It is anticipated that enough detailed interpretive work will be completed during the 2011 field season that drilling could commence on the primary target during the year.  The budgeting has been modified to allow for the drilling of two holes during the second half of the year.

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

The 2011 work plan has budgeted for trenching in the area of the strong gold anomaly to verify the presence of a vein system that may warrant drilling.

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

Much of the exposed outcrop in the project area consists of Proterozoic gneiss with numerous metamorphic quartz veins with minor copper and gold.  Along the eastern edge of a small embayment of alluvial cover, numerous prospect pits expose mineralized gneisses and quartzite that have been sheared at a low angle dipping both to the east and west.  Select samples of this material have assayed as high as 26.8 ppm gold, and vertical chip channel samples of the walls of some of the accessible pits have found gold values up to 4.6 ppm gold.

CAS Iron Creek Property, Lemhi County, Idaho

The Company purchased an option a prospective cobalt/gold property in the Idaho Cobalt Belt during the 4th quarter 2010.  CAS claims are in the Iron Creek Mining District of the Idaho Cobalt Belt.  It consists of 46 unpatented lode claims located on U.S. Forest Service managed lands.  The property has had extensive geophysical and geochemical work completed from 2003 through 2006, plus 19 drill holes in some of the anomalous zones.

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

Results of Operations:

The Company had no revenues and no production for the first calendar quarters ended March 31, 2011 and 2010. Total expenses for the first three months ended March 31, 2011 decreased by $134,821 or 39% for the three months $210,560 compared with $345,381 for the three months ended March 31, 2010. The decrease is a result of the Company’s lower field exploration activities due to adverse weather. Exploration for the quarter and decreased by 13% to $53,836, as management focused on completing the exploration agreement with Newmont. Management and administrative expenses decreased by 8% to $124,982 for the quarter. The Board kept all three management salaries at their base salary for the quarter. The Company also experienced a decrease in legal and accounting fees of 44% to $28,678 for the quarter end primarily due to the Company’s management of finances during the finalizing of the Newmont agreement.

Total other income for the three months ended March 31, 2011 swung to a gain of approximately $462,197, compared to a loss of $1,085 over the same period as last year. The increase in other income is primarily due to the gain recognized on the decrease in the fair value of the warrant liability recorded on the balance sheet. The gain on the warrant liability was offset by a loss recognized on the issuance of common stock and warrants as part of the TSX-V listing. The Company also experienced a slight increase in interest expense during the quarter due to the increased borrowing from a related party during the latter part of 2010.

On March 31, 2011, the Company had total current liabilities of $32,030. Current liabilities decreased by $20,587, or 39% compared to year end December 31, 2010 primarily due to the decrease in accounts payable.

Long term liabilities decreased during the quarter due to a decrease in the fair value of the stock purchase warrants issued in private placements completed during 2010. The Company has accounted for the warrants as derivative instruments which have been valued using a Black Scholes fair value model. The Company recognized a long-term liability of $1,111,217 related to the warrants at the date of issuance and has recognized a gain of $477,955 on the warrant during the three months ended March 31, 2011, as a result of a decrease in fair value of the warrants between December 31, 2010, and the end of the quarter.

For the three month period ended March 31, 2011, net cash used by operating activities was $228,453, consisting of our year to date net income of $251,637 less non non-cash expenses for depreciation, amortization of deferred financing costs, changes in the fair value of the warrant liability and accounts payable and other accrued liabilities.  This compares with $188,649 used by operating activities for the three months ended March 31, 2010. There were no cash flows from investing activities, and no cash provided by financing activities for the three month period ended March 31, 2011.

Liquidity and Capital Resources:

We are an exploration stage company and have incurred losses since our inception.  The notes to our financial statements for the year ended December 31, 2010, together with the opinion of our independent auditors included “going concern” explanatory paragraphs.

Management actions in addressing the “going concern”:

Management believes that the Company currently has cash sufficient to support an exploration program as outlined in Managements Discussion & Analysis above based on the following:

•

The Company currently has approximately $93,000 of cash in our bank accounts, which should be sufficient to fund non-exploration activities and administrative expenses for the next three months while financing is put in place.

•

On April 4, 2011, the Board unanimously authorized a Private Placement for the sale of common stock purchase warrants convertible to common stock at a price to be determined at a later date by the President in the best interests of the Company. This Private Placement will commence near the middle of May 2011.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information

Mine Safety Disclosure

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During its fiscal quarter ended March 31, 2011, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date: May 16, 2011

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ Eric T. Jones ___________________

Eric T. Jones

Secretary/Treasurer and Chief Financial Accounting Officer

Date: May 16, 2011