Form 10-Q
period 2011-06-30
THUNDER MOUNTAIN GOLD INC
filed 2011-08-19
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes    No

Indicate by check mark whether the Registrant is    a large accelerated filer,   an accelerated file,   a non-accelerated filer, or     a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of shares of issuer’s common stock outstanding at August 16, 2011:  28,230,049

1

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

1

Item 1:  Financial Statements

1

Item 2.  Management's Discussion and Analysis or Plan of Operation

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

13

Item 4.  Controls and Procedures

13

PART II

14

Item 1.  Legal Proceedings.

14

Item 1A. Risk Factors.

14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

14

Item 3.  Defaults Upon Senior Securities.

14

Item 4.  Removed and Reserved.

14

Item 5.  Other Information

14

Item 6.  Exhibits

15

SIGNATURES

16

1

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
June 30, 2011 and December 31, 2010	June 30,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$ 11,504	$ 298,232
Prepaid expenses and other assets	17,458	23,118
Total current assets	28,962	321,350

Property, equipment and mining claims:
South Mountain Mines property	357,497	357,497
Equipment, net of accumulated depreciation	16,978	23,109
Mining leaseholds	63,310	59,930
Total property, equipment and mining claims	437,785	440,536

Other assets:
Deferred financing costs, net of accumulated amortization	141,262	172,653
Total other assets	141,262	172,653
Total assets	$ 608,009	$ 934,539

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - related party	$ 110,000	$ -
Accounts payable and other accrued liabilities	98,753	52,617
Total current liabilities	208,753	52,617

Long-term liabilities:
Warrant liabilities	772,965	1,589,171
Total liabilities	981,718	1,641,788

Commitments and contingencies (See Note 3)

Stockholders' equity (deficit):
Preferred stock; $0.001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares
authorized; 28,230,049 and 27,001,740 shares issued and outstanding,
respectively	28,231	27,002
Subscription receivable	(171,889)	-
Additional paid-in capital	2,524,415	2,452,644
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(2,517,473)	(2,949,902)
Total stockholders' equity (deficit)	(373,709)	(707,249)
Total liabilities and stockholders' equity (deficit)	$ 608,009	$ 934,539

The accompanying notes are an integral part of these consolidated financial statements.

1

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)					During
					Exploration
					Stage
					1991
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
Revenue:
Royalties, net	$ -	$ -	$ -	$ -	$ 328,500
Gain on sale of property and
mining claims	-	-	-	-	2,576,112
Total revenue	-	-	-	-	2,904,612

Expenses:
Exploration expenses	66,901	50,771	120,737	112,785	1,863,557
Legal and accounting	51,692	46,796	80,370	97,565	842,586
Management and administrative	189,484	100,649	314,465	330,183	2,446,737
Directors' fees and professional services	-	-	-	-	725,741
Depreciation and depletion	3,065	3,097	6,129	6,161	130,863
Total expenses	311,142	201,313	521,701	546,694	6,009,484

Other income (expense):
Interest and dividend income	6	-	53	12	283,980
Interest expense	(17,212)	(16,451)	(33,017)	(17,548)	(129,474)
Gain (loss) on fair value of
warrant liability	517,065	(12,500)	995,020	(12,500)	1,002,809
Loss on common stock and warrants	(7,926)	-	(7,926)	-	(258,543)
Gain on foreign currency translation	-	1,958	-	1,958	-
Gain on sale of securities	-	-	-	-	166,116
Impairment of investments	-	-	-	-	(52,299)
Total other income (expense)	491,933	(26,993)	954,130	(28,078)	1,012,589

Net income (loss) before income taxes	180,791	(228,306)	432,429	(574,772)	(2,092,283)
(Provision) for income taxes	-	-	-	-	(151,496)
Net income (loss)	180,791	(228,306)	432,429	(574,772)	(2,243,779)
Treasury stock cancelled	-	-	-	-	(273,694)

Comprehensive income (loss)	$ 180,791	$ (228,306)	$ 432,429	$ (574,772)	$(2,517,473)

Net income (loss) per common
share-basic and diluted	$ 0.01	$ (0.01)	$ 0.02	$ (0.03)	$ (0.15)
					.
Weighted average common
shares outstanding-basic and diluted	27,256,499	19,992,810	27,124,006	19,387,889	16,376,941

The accompanying notes are an integral part of these consolidated financial statements.

1

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows			During Exploration
(Unaudited)			Stage
			1991
	Six Months Ended		Through
	June 30,		June 30,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss)	$ 432,429	$ (574,772)	$ (2,243,780)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and depletion	6,129	6,161	130,863
Common stock, warrants and options issued
for services	72,000	44,000	264,320
Adjustment for anti-dilution provisions	-	-	86,084
Amortization of directors' fees prepaid
with common stock	-	-	53,400
Amortization of deferred financing costs	31,391	14,500	89,753
Compensation expense for stock issued		93,500	76,500
Gain on sale of mining claims and other assets	-	-	(2,736,553)
Impairment loss on securities	-	-	52,335
Gain on change in fair value of warrant liability	(995,020)	12,500	(1,002,809)
Loss on common stock and warrants	7,926	-	258,543
Change in:
Prepaid expenses and other assets	5,660	25,691	(17,458)
Accounts payable and other liabilities	46,137	(15,083)	105,187
Receivables	-	-	124,955
Net cash used by operating activities	(393,348)	(393,503)	(4,758,660)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining claims	(3,380)	(3,380)	(63,310)
Purchase of equipment	-	-	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash provided (used) by investing activities	(3,380)	(3,380)	2,324,153

Cash flows from financing activities:
Proceeds from sale of common stock, net	-	250,000	2,033,867
Proceeds from exercise of warrants	-	-	434,750
Proceeds from exercise of stock options	-	-	73,850
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party note payable	110,000	65,000	531,500
Payments on related party note payable	-	(43,075)	(417,000)
Borrowing on notes payable	-	-	50,000
Payments on note payable	-	(50,000)	(50,000)
Net cash provided by financing activities	110,000	221,925	2,280,212

Net increase (decrease) in cash and cash equivalents	(286,728)	(174,958)	(154,295)
Cash and cash equivalents, beginning of period	298,232	266,207	165,799
Cash and cash equivalents, end of period	$ 11,504	$ 91,249	$ 11,504

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

Supplemental disclosures of cash flow information:			During Exploration
Stage
1991
	Six Months Ended		Through
	June 30,		June 30,
	2011	2010	2011

Non-cash investing and financing activities:

Stock issued to acquire equipment from
related party	$ -	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Stock issued for payments on related party note
payable	$ -	$ -	$ 4,500

Fair value of warrants issued for subscription
receivable	$ 178,813	$ 53,125	$ 1,775,773

Stock issued for deferred compensation	$ -	$ -	$ 21,000

Stock issued in non-cash exercise of option	$ 128	$ -	$ 128

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Thunder Mountain Resources, Inc. All significant intercompany accounts and transactions have been eliminated and any significant related party transactions have been disclosed.

Reclassifications

Certain reclassifications have been made to conform the prior periods’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity (deficit).

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued:

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern.  The company is an exploration stage company and has incurred losses since its inception and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements.  These factors raise substantial concern about the Company’s ability to continue as a going concern.  The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and the eventual profitable exploitation of its mining properties.

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

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid short-term investments with original maturities when acquired of three months or less to be cash and cash equivalents. The Company’s cash was held in a Merrill Lynch money market fund on June 30, 2011, which may not be covered by insurance of the Federal Deposit Insurance Corporation (“FDIC”).

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

	Balance June 30, 2011	Balance December 31, 2010	Input Hierarchy level
Recurring:
Cash	$ 11,504	$ 298,228	Level 1
Warrants	$ (772,965)	$ (1,589,171)	Level 2

For the warrant liabilities which are measured at fair value on a recurring basis, the Company uses the Black-Scholes valuation model with the following inputs as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Stock price	$0.20	$0.30
Exercise price	$0.20-$1.15	$0.20-$1.15
Expected term	0.25-2 yrs	0.75-2.33 yrs
Estimated volatility	203%-229%	209%-280%
Discount rate	0.19%-0.81%	0.29%-1.02%

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed using straight-line depreciation methods with useful lives of three to seven years. Major additions and improvements are capitalized. Costs of maintenance and repairs, which do not improve or extend the life of the associated assets, are expensed in the period in which they are incurred. When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income.

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

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued:

Income Taxes

The Company recognizes deferred income tax liabilities or assets at the end of each period using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated all tax positions for open years and has concluded that it has no material unrecognized tax benefits.  Management estimates the Company’s effective tax rate for the year ending December 31, 2011 will be 0%.

Reclamation and Remediation

The Company’s operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of tangible long-lived assets. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the liability is adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation.

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

Share-Based Compensation

The Company requires all that share-based payments to employees and directors, including grants of employee stock options, be measured at fair value and expensed in the statement of operations over the service period. In addition to the recognition of expense in the financial statements, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment of operating activity as presented in prior years.

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

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

 Summary of Significant Accounting Policies and Business Operations, continued:

As of June 30, 2011 and 2010, the remaining potentially dilutive common stock equivalents (warrants) not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as:

	June 30,	June 30,
For periods ended	2011	2010

Convertible related party note	0	364,997
Warrants	8,313,271	1,890,000
Total possible dilution	8,313,271	2,254,997

2.

 Stockholders’ Equity (Deficit)

The Company’s common stock is at $0.001 par value with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.001. No preferred shares have been issued.

On September 14, 2010, the Company issued 78,000 units to Eric T. Jones at Cdn$.20 per Unit.  The Company recognized a $10,559 and $450 gain on the change in the fair value of the Jones warrants as of June 30, 2011 and December 31, 2010, respectively.  As the Company’s functional currency is the U.S. Dollar and these warrants have an exercise price denoted in Canadian Dollars, derivative liability accounting is prescribed.

On September 24, 2010, the Company issued 6,130,271 Units in a private placement offering for net proceeds of $995,737.  The Company recognized an $894,112 and $38,054 gain on the change in the fair value of outstanding warrants as of June 30, 2011 and December 31, 2010, respectively.  The deferred financing costs are amortized to the statement of operations over the life of the warrants using the straight-line method, which approximates the effective interest rate method.   The Company recognized $31,391 in amortization of deferred financings costs for the six months ended June 30, 2011.  As the Company’s functional currency is the U.S. Dollar and these warrants have an exercise price denoted in Canadian Dollars, derivative liability accounting is prescribed.

On May 10, 2010, the Company issued 1.25 million Units at $0.20 per Unit in a private placement for net proceeds of $250,000. The Company has allocated $145,316 of the proceeds from the private placement as a long term warrant liability and has recognized a $90,392 gain on the warrants at June 30, 2011 as a result of a change in fair value of those warrants.  Certain anti-dilution provisions in these warrants cause them to be accounted for as a derivative liability.

Under the terms of a consulting agreement between the Company and R. Scott Barter dated April 8, 2010, the Company issued approximately 128,000 shares in the current period to the R. Scott Barton 2005 Defined Contribution Plan utilizing the cashless exercise option of the agreement.

7

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

2.

Stockholders’ Equity (Deficit), continued:

As approved by the Board on April 4, 2011, the Company issued 50,000 shares of Company common stock each to Bill Ross and Saf Dhillon in exchange for consulting services.  The total value of the stock issued and related expense on that date was $27,000.

On June 26, 2011, the Company entered into a stock subscription agreement with Life Media Group AG with a subscription price of Cdn$0.17 per Unit for 1,000,000 Units.  Each Unit is comprised of one share of common stock of the Company and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional share of common stock of the Company at a price of Cdn$0.20 per share for a two year period following closing at any time until the two year anniversary of the closing.  The Company may require early exercise of the warrants in the event that the common shares trade at a weighted average price of Cdn$0.25 for five consecutive trading days.  No payment was received by the Company at the time of the subscription.  Using a Black-Scholes valuation method with the following inputs: current stock price of $0.20; exercise price of $0.2047600; expected term of two years; expected volatility of 229.3%; and a risk-free rate of 0.45% resulting in a liability related to the warrants of $178,831, the Company recognized a $44 loss on the change in the fair value of the warrants as of June 30, 2011.

The following is a summary of warrants as of June 30, 2011.

	Warrants	Exercise Price	Expiration Date
Warrants:
Outstanding and exercisable at December 31, 2009	15,000	$ 0.05	August 20, 2011
Warrants exercised	(10,000)	$ 0.05	August 20, 2011
			Three years from exercise of
Warrants issued May 10, 2010	625,000	$ 0.75	Series A Warrant (1)
Warrants issued September 30, 2010	6,683,271	$ 0.19	September 30, 2013
Warrants issued June 26, 2011	1,000,000	$ 0.19	June 25, 2013
Total warrants outstanding at June 30, 2011	8,313,271	$ 0.20

(1)

Each Series A Warrant is exercisable at $.20 for one-half a Series B Warrant; each whole Series B Warrant is exercisable for one share of common stock.

Options:

Pursuant to a consulting agreement with R. Scott Barter, the Company issued 250,000 nonqualified options to purchase common stock with an exercise price of $0.20.  Management has valued these options as of the date of issuance using a Black-Scholes valuation method with the following inputs:  stock price of $0.19; exercise price of $0.20; expected term of three years; expected volatility of 243.31%; and a risk-free rate of 1.68% resulting in $45,000 compensation expense being recorded.  These options were exercised during the six-months ended June 30, 2011 in a cashless manner resulting in the issuance of approximately 128,000 shares of common stock for $0 in cash.  As of June 30, 2011 no options remain outstanding.

8

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

3.

Commitments

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation on the Trout Creek Project that significantly expands the Trout Creek target area. Newmont’s private mineral package added to the Project surrounds the Company’s claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement.  Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the ensuing two years, with additional expenditures possible in future years.

4.

Related Party Transactions

On April 27, May 26 and June 20, 2011, as approved under Board resolution, Mr. Collord, the Company’s president and chief executive officer, made loans to the Company of $50,000, $25,000 and $35,000, respectively.  The purpose of the bridge loans is to provide the Company operational capital to meet its day to day operational needs.  The term of each loan is ninety days and these funds are to be repaid upon receipt of other financing generated through a private placement that commenced May 26, 2011 for the sale of common stock purchase warrants exercisable to common stock at a price to be determined at a later date by the President to be in the best interests of the Company.  The Collords were given the option that any portion of the amount loaned could be convertible to Company stock.   If the loans are not paid in full within the ninety days, the Company will deed 10 acres of surface estate only at their South Mountain property in payment of the loan.  Interest accrues at the rate of one percent (1%) per month and the Company accrued $1,433 in interest expense related to the loans at June 30, 2011.

5.

Subsequent Events

On July 22, 2011, the Company engaged IBK Capital in Toronto, Ontario Canada, to raise up to Cdn$3M in an non-brokered private placement. The Company paid $12,500 in fees. Terms of the placement will be determined after IBK Capital completes their due diligence on the Company, which should take approximately 60 days. There will be finder’s fees associated with the financing.

On June 30, 2011, the Company sold one million units in a private placement to one individual. The units were priced at Cdn $0.17 per unit, and consisted of one share of common stock, and one full warrant to purchase a full share of common stock at Cdn$0.20 for two years. If the Company’s stock closes above Cdn$0.25 for a five consecutive days, then the Company has the right to force the holder to exercise the warrants.

9

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2011. The following statements may be forward-looking in nature and actual results may differ materially.

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

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation on the Trout Creek Project that significantly expands the target area.  Newmont’s private mineral package added to the Project surrounds the Company’s claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence  The exploration area is situated on the Eureka-Battle Mountain trend in the Reese River Valley just east of Newmont’s Phoenix and Cove-McCoy Mines that have produced gold over many years.

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

Results of Operations:

The Company had no revenues and no production for the first calendar quarters ended March 31, 2011 and 2010. Total expenses for the first three months ended March 31, 2011 increased by $109,829 or 54% for the three months to $311,142, compared with $201,313 for the three months ended March 31, 2010. The increase is a result of the Company’s higher administrative and exploration costs associated with the Newmont Exploration Agreement in Nevada. Exploration expense for the quarter increased by 32% to $66,901, as management focused on completing the exploration agreement and due diligence work with Newmont. Management and administrative expenses increased by 88% to $88,835 for the quarter because of the reason mentioned above, as well as travel associated with financing activities. The Board kept all three management salaries at their base salary for the quarter. The Company also experienced an increase in legal and accounting fees of 10% to $51,692 for the quarter end, primarily due to the Company’s management of finances during the finalizing of the Newmont agreement, and due to the regulatory filing of the Company’s S-1.

Total other income for the three months ended March 31, 2011 swung to a gain of $491933, compared to a loss of $26,993 over the same period as last year. The increase in other income is primarily due to the gain recognized on the decrease in the fair value of the warrant liability recorded on the balance sheet. The gain on the warrant liability was offset by a loss recognized on the issuance of common stock and warrants. The Company also experienced a slight increase in interest expense during the quarter due to the increased borrowing from a related party during the second quarter of 2011.

On June 30, 2011, the Company had total current liabilities of $208,753. Current liabilities increased by $156,136 compared to year end December 31, 2010 primarily due to the increase in accounts payable and short term note to a related party.

Long term liabilities decreased during the quarter due to a decrease in the fair value of the stock purchase warrants issued in private placements completed during 2010. The Company has accounted for the warrants as derivative instruments which have been valued using a Black Scholes fair value model. The Company recognized a long-term liability of $1,111,217 related to the warrants at the date of issuance and has recognized a gain of $816,206 on the warrant during the six months ended June 30, 2011, as a result of a decrease in fair value of the warrants between December 31, 2010, and the end of the quarter.

For the six month period ended June 30, 2011, net cash used by operating activities was $393,348, consisting of our year to date net income of $432,429, less non non-cash expenses for depreciation, amortization of deferred financing costs, changes in the fair value of the warrant liability and accounts payable and other accrued liabilities.  This compares with $393,503 used by operating activities for the six months ended June 30, 2010. There were no cash flows from investing activities, and $110,000 provided by financing activities for the six month period ended June 30, 2011.

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

Management actions in addressing the “going concern”:

Management believes that the Company currently has cash sufficient to support an exploration program as outlined in Managements Discussion & Analysis above based on the following:

•

The Company currently has approximately $51,860 of cash in our bank accounts, which is sufficient to fund non-exploration activities and administrative expenses for the next three months while the IBK Capital financing is put in place.

•

On July 22, 2011, the Company engaged IBK Capital in Toronto, Ontario Canada, to raise up to Cdn$3M in an non-brokered private placement. The Company paid $12,500 in fees. Terms of the placement will be determined after IBK Capital completes their due diligence on the Company, which should take approximately 60 days. There will be finder`s fees associated with the financing.

•

On June 30, 2011, the Company sold one million units in a private placement to one individual. The units were priced at Cdn $0.17 per unit, and consisted of one share of common stock, and one full warrant to purchase a full share of common stock at Cdn$0.20 for two years. If the Company`s stock closes above Cdn$0.25 for a five consecutive days, then the Company has the right to force the holder to exercise the warrants.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information

Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on July 19, 2011.  As of the record date of May 27, 2011, there were 27,230,049 shares outstanding, of which there were at least 18,990,275 shares present, representing 69.7%% of the outstanding shares as of the record date.

The following proposals were adopted by the margins indicated:

1.	To elect Directors.

		Number of Shares

	For	Against	Abstain	Broker non-vote

E. James Collord	13,955,878	88,650	1,015,000	3.930,747
Eric T. Jones	14,018,478	26,050	1,015,000	3.930,747
Pete Parsley	14,018,378	26,150	1,015,000	3.930,747
Dr. Robin S. McRae	14,015,478	28,550	1,015,500	3.930,747
Edward D. Fields	14,018,128	26,400	1,015,000	3.930,747
R. Llee Chapman	14,016,328	27,700	1,015,500	3.930,747
Douglas J. Glaspey	13,957,828	87,200	1,014,500	3.930,747

2.	To ratify and approve the Stock Option Plan.

For	13,839,803
Against	205,325
Abstain	1,014,400
Broker non-vote	3,930,747

3.	To ratify Decoria, Maichel & Teague, P.S. as independent auditors for fiscal year 2011.

For	18,867,376
Against	110,392
Abstain	12,507
Broker non-vote	0

Mine Safety Disclosure

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During its second quarter ended June 30, 2011, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date: August 16, 2011

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ Eric T. Jones ___________________

Eric T. Jones

Secretary/Treasurer and Chief Financial Accounting Officer

Date: August 16, 2011

16