Form 10-Q
period 2011-09-30
THUNDER MOUNTAIN GOLD INC
filed 2011-11-21
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at October 31, 2011:  28,430,049

THUNDER MOUNTAIN GOLD

FORM 10-Q

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

23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

23

Item 3.  Defaults Upon Senior Securities.

23

Item 4.  Removed and Reserved.

23

Item 5.  Other Information

23

Item 6.  Exhibits

24

SIGNATURES

25

PART I – Financial Information

Item 1. Financial Statements

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Balance Sheets September 30, 2011 and December 31, 2010
	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$ 44,534	$ 298,232
Prepaid expenses and other assets	29,351	23,118
Total current assets	73,885	321,350

Property, equipment and mining claims:
South Mountain Mines property	357,497	357,497
Equipment, net of accumulated depreciation	13,915	23,109
Mining leaseholds	63,310	59,930
Total property, equipment and mining claims	434,722	440,536

Other assets:
Deferred financing costs, net of accumulated amortization	154,067	172,653
Total other assets	154,067	172,653
Total assets	$ 662,674	$ 934,539

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Convertible note payable - related party, net of $103,334 conversion
option liability (See Note 4)	$ 36,666	$ -
Conversion option liability (See Note 4)	33,940	-
Accounts payable and other accrued liabilities	158,937	52,617
Total current liabilities	229,543	52,617

Long-term liabilities:
Warrant liabilities	696,579	1,589,171
Total liabilities	926,122	1,641,788

Commitments and contingencies (See Note 3)

Stockholders' equity (deficit):
Preferred stock; $0.001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares
authorized; 28,430,049 and 27,001,740 shares issued and outstanding,
respectively	28,431	27,002
Additional paid-in capital	2,524,415	2,452,644
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Subscription receivable	(14,713)	-
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(2,564,588)	(2,949,902)
Total stockholders' equity (deficit)	(263,448)	(707,249)
Total liabilities and stockholders' equity (deficit)	$ 662,674	$ 934,539

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

					During
					Exploration
					Stage 1991
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
Revenue:
Royalties, net	$ -	$ -	$ -	$ -	$ 328,500
Gain on sale of property and mining claims	-	-	-	-	2,576,112
Total revenue	-	-	-	-	2,904,612

Expenses:
Exploration expenses	66,191	120,081	186,930	232,867	1,929,748
Legal and accounting	24,934	51,273	105,304	148,838	867,519
Management and administrative	91,861	96,277	406,326	426,460	2,538,598
Directors' fees and professional services	-	-	-	-	725,741
Depreciation and depletion	3,065	3,135	9,193	9,295	133,928
Total expenses	186,051	270,766	707,753	817,460	6,195,535

Other income (expense):
Interest and dividend income	-	14	54	26	283,979
Interest expense	(21,303)	(18,527)	(54,320)	(36,075)	(150,777)
Gain (loss) on change in fair value of warrant liabilities	96,201	355,266	1,091,221	342,766	1,099,010
Loss on common stock and warrants	(5,355)	(256,747)	(13,282)	(256,747)	(263,899)
Gain on change in fair value of conversion option liability	89,091	-	89,091	-	89,091
Financing expense from conversion option	(19,697)	-	(19,697)	-	(19,697)
Gain on foreign currency translation	-	260	-	2,218	-
Gain on sale of securities	-	-	-	-	166,116
Impairment of investments	-	-	-	-	(52,299)
Total other income (expense)	138,936	80,266	1,093,067	52,188	1,151,524

Net income (loss) before income taxes	(47,114)	(190,500)	385,314	(765,272)	(2,139,398)
Provision for income taxes	-	-	-	-	(151,496)
Net income (loss)	(47,114)	(190,500)	385,314	(765,272)	(2,290,894)
Treasury stock cancelled	-	-	-	-	(273,694)

Comprehensive income (loss)	$ (47,114)	$ (190,500)	$ 385,314	$ (765,272)	$ (2,564,588)

Net income (loss) per common share-basic and diluted	$ 0.00	$ (0.01)	$ 0.01	$ (0.04)	$ (0.14)

Weighted average common shares outstanding-basic and diluted	28,218,349	20,583,469	27,492,795	19,790,795	17,918,373

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Statements of Cash Flows (Unaudited)
			During Exploration
			Stage 1991
	Nine Months Ended		Through
	September 30,		September 30,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss)	$ 385,314	$ (765,272)	$ (2,290,894)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and depletion	9,193	9,295	133,928
Common stock, warrants and options issued for services	72,000	44,000	264,320
Adjustment for anti-dilution provisions	-	-	86,084
Amortization of directors' fees prepaid with common stock	-	-	53,400
Amortization of deferred financing costs	47,087		105,449
Compensation expense for stock issued		93,500	76,500
Amortization of discount of loan beneficial conversion feature		31,000	-
Gain on sale of mining claims and other assets	-	-	(2,736,553)
Impairment loss on securities	-	-	52,335
Gain on change in fair value of warrant liability	(1,091,221)	(342,766)	(1,099,010)
Loss on common stock and warrants	13,282	256,747	263,899
Gain on change in fair value of conversion option liability	(89,091)	-	(89,091)
Financing expense from conversion option	19,697	-	19,697
Change in:
Prepaid expenses and other assets	(6,233)	15,581	(29,350)
Accounts payable and other accrued liabilities	106,319	17,474	165,370
Receivables	-	-	124,955
Net cash used by operating activities	(533,653)	(640,441)	(4,898,963)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining claims	(3,380)	(10,900)	(63,310)
Purchase of equipment	-	-	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash provided (used) by investing activities	(3,380)	(10,900)	2,324,153

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of offering costs	143,335	1,245,737	2,177,200
Proceeds from exercise of warrants	-	-	434,750
Proceeds from exercise of stock options	-	-	73,850
Acquisition of treasury stock	-	-	(376,755)
Borrowing on convertible note payable - related party	145,000	90,000	566,500
Payments on convertible note payable - related party	(5,000)	(45,354)	(422,000)
Borrowing on notes payable	-	-	50,000
Payments on note payable	-	(50,000)	(50,000)
Net cash provided by financing activities	283,335	1,240,383	2,453,545

Net increase (decrease) in cash and cash equivalents	(253,698)	589,042	(121,265)
Cash and cash equivalents, beginning of period	298,232	266,207	165,799
Cash and cash equivalents, end of period	$ 44,534	$ 855,249	$ 44,534

Supplemental Cash Flow Information
Non-cash investing and financing activities:
Stock issued to acquire equipment from related party	$ -	$ -	$ 11,850
Stock issued for mining contract	$ -	$ -	$ 50,000
Stock issued for payment of accounts payable	$ -	$ -	$ 29,250
Stock issued for payments on related party note payable	$ -	$ -	$ 4,500
Fair value of warrants issued in private placement classified as liabilities	$ 198,627	$ 1,504,768	$ 1,795,587
Convertible note conversion option	$ 123,031	$ -	$ 123,031
Stock issued for deferred compensation	$ -	$ 21,000	$ 21,000
Stock issued in non-cash exercise of option	$ 128	$ -	$ 128

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

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid short-term investments with original maturities when acquired of three months or less to be cash and cash equivalents. The Company’s cash was held in a Merrill Lynch money market fund on September 30, 2011, which may not be covered by insurance of the Federal Deposit Insurance Corporation (“FDIC”).

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

Our financial instruments consist principally of cash and derivative liabilities. The table below sets forth our assets and liabilities measured at fair value, whether recurring or non-recurring and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance September 30, 2011	Balance December 31, 2010	Input Hierarchy level
Recurring:
Cash	$ 44,534	$ 298,232	Level 1
Warrants	$ (696,579)	$ (1,589,171)	Level 2
Conversion option	$ (33,940)	$ -	Level 2

For the warrant liabilities which are measured at fair value on a recurring basis, the Company uses the Black-Scholes valuation model with the following inputs as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Stock price	$0.12	$0.30
Exercise price	$0.19-$1.15	$0.20-$1.15
Expected term	1-2 yrs	0.75-2.33 yrs
Estimated volatility	209%-236%	209%-280%
Discount rate	0.13%-0.25%	0.29%-1.02%

For the conversion option which is measured at fair value, the Company uses the Black-Scholes valuation model with inputs set forth in Note 4 below.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed using straight-line depreciation method with useful lives of three to seven years. Major additions and improvements are capitalized. Costs of maintenance and repairs, which do not improve or extend the useful lives of the associated assets, are expensed in the period in which they are incurred. When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income (loss).

Mining Properties and Claims

The Company capitalizes costs for acquiring mineral properties and expenses costs to maintain mineral rights and leases as incurred. Exploration costs are expensed in the period in which they occur. Should a

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies and Business Operations, continued:

Mining Properties and Claims, continued:

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

Share-Based Compensation

The Company requires that all share-based payments to employees and directors, including grants of employee stock options, be measured at fair value and expensed in the statement of operations over the service period. In addition to the recognition of expense in the financial statements, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment of operating activity as presented in prior years.

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

As of September 30, 2011 and 2010, the remaining potentially dilutive common stock equivalents (warrants) not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as:

	September 30,	September 30,
For periods ended	2011	2010

Convertible related party note	848,484	512,973
Warrants	8,508,271	7,948,271
Total possible dilution	9,356,755	8,461,244

New Accounting Pronouncements

On June 16, 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  This standard will require entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income.  The option to present items of other comprehensive income in the statement of change in equity is eliminated.  As a result, the presentation of other comprehensive income will be broadly aligned with IFRS.

The new requirements are generally effective for public entities in fiscal years (including interim periods) beginning after December 15, 2011.  Management does not believe ASU 2011-05 will have a material effect on the Company’s consolidated financial statements.

2.   Stockholders’ Equity (Deficit)

The Company’s common stock is at $0.001 par value with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.001. No preferred shares have been issued.

On September 14, 2010, the Company issued 78,000 units to Eric T. Jones, the Company’s CFO, at Cdn$.20 per Unit.  Each Unit was comprised of one share of the Company’s common stock and one share purchase warrant.  The Company recognized a $10,374 and $450 gain on the change in the fair value of the Jones warrants as of September 30, 2011 and December 31, 2010, respectively.  As the Company’s functional currency is the U.S. Dollar and these warrants have an exercise price denoted in Canadian Dollars, derivative liability accounting is prescribed.  The warrant liability as of September 30, 2011 and December 31, 2010 was $6,271 and $16,493, respectively.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

2.   Stockholders’ Equity (Deficit), continued:

On September 24, 2010, the Company issued 6,130,271 Units in a private placement offering for net proceeds of $995,737.  The Company recognized an $865,435 and $34,704 gain on the change in the fair value of outstanding warrants as of September 30, 2011 and December 31, 2010, respectively.  The deferred financing costs are amortized to the statement of operations over the life of the warrants using the straight-line method, which approximates the effective interest rate method.   The Company recognized $47,087 in amortization of deferred financings costs for the nine months ended September 30, 2011.  As the Company’s functional currency is the U.S. Dollar and these warrants have an exercise price denoted in Canadian Dollars, derivative liability accounting is prescribed.  The warrant liability as of September 30, 2011 and December 31, 2010 was $531,062 and $1,396,647, respectively.

On May 10, 2010, the Company issued 1.25 million Units at $0.20 per Unit in a private placement for net proceeds of $250,000. The Company has allocated $145,316 of the proceeds from the private placement as a long term warrant liability.  Certain anti-dilution provisions in these warrants cause them to be accounted for as a derivative liability.  The Company recognized a $132,716 gain on the change in the fair value of outstanding warrants as of September 30, 2011 and a $27,365 loss on the on the change in the fair value of outstanding warrants as of December 31, 2010.  The warrant liability as of September 30, 2011 and December 31, 2010 was $43,315 and $176,031, respectively.

As approved by the Board on April 4, 2011, the Company issued 50,000 shares of Company common stock each to Bill Ross and Saf Dhillon in exchange for consulting services.  The total value of the stock issued and related expense on that date was $27,000.

Beginning June 26, 2011 and continuing through September 30, 2011, the Company entered into stock subscription agreements with Life Media Group AG with a subscription price of Cdn$0.17 per Unit for 1,200,000 Units and raising $186,546.  Each Unit is comprised of one share of common stock of the Company and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional share of common stock of the Company at a price of Cdn$0.20 per share for a two year period following closing at any time until the two year anniversary of the closing.  The Company may require early exercise of the warrants in the event that the common shares trade at a weighted average price of Cdn$0.25 for five consecutive trading days.  At September 30, 2011, the Company shows a receivable of $14,713 with regard to the subscription.  As the Company’s functional currency is the U.S. Dollar and these warrants have an exercise price denoted in Canadian Dollars, derivative liability accounting is prescribed.  Using a Black-Scholes valuation, the Company recorded a total liability related to the warrants of $198,627.  The Company recognized a $82,696 gain on the change in the fair value of these warrants as of September 30, 2011.  The warrant liability as of September 30, 2011 was $115,931.  There was no liability relating to these warrants at December 31, 2010.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

2.   Stockholders’ Equity (Deficit), continued:

The following is a summary of warrants outstanding as of September 30, 2011.

	Warrants	Exercise Price	Expiration Date
Warrants:
Outstanding and exercisable at December 31, 2009	15,000	$ 0.05	August 20, 2011
Warrants exercised	(10,000)	$ 0.05	December 12, 2010
Warrants expired	(5,000)
			Three years from exercise of
Warrants issued May 10, 2010	625,000	$ 0.75	Series A Warrant (1)
Warrants issued September 30, 2010	6,683,271	$ 0.24	September 30, 2013
Warrants issued June 26, 2011	1,000,000	$ 0.19	Two years from closing
Warrants issued September 30, 2011	200,000	$ 0.19	Two years from closing
Total warrants outstanding at September 30, 2011	8,508,271	$ 0.27

(1)

Each Series A Warrant is exercisable at $0.20 for one-half a Series B Warrant; each whole Series B Warrant is exercisable for one share of common stock.

Options:

Pursuant to a consulting agreement with R. Scott Barter dated April 8, 2010, the Company issued 250,000 nonqualified options to purchase common stock with an exercise price of $0.20.  Management has valued these options as of the date of issuance using a Black-Scholes valuation method with the following inputs:  stock price of $0.19; exercise price of $0.20; expected term of three years; expected volatility of 243.31%; and a risk-free rate of 1.68% resulting in $45,000 compensation expense being recorded.  These options were exercised during the nine-months ended September 30, 2011 in a cashless manner resulting in the issuance of approximately 128,000 shares of common stock for $0 in cash.  As of September 30, 2011 no options remain outstanding.

3.   Commitments

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation on the Trout Creek Project that significantly expands the Trout Creek target area. Newmont’s private mineral package added to the Project surrounds the Company’s claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement.  Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the ensuing two years, with additional expenditures possible in future years.  The Company has expended $13,018 on this project to date.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

4.   Related Party Transactions

At various times throughout the year as approved under Board resolution dated July 11, 2011 (the “Resolution”), Mr. James Collord, the Company’s president and chief executive officer, made loans of various amounts to the Company totaling $145,000 to fund the Company’s operational needs. To date, $5,000 has been repaid, leaving a loan balance of $140,000 as of September 30, 2011. The Resolution specifies a maturity date of January 7, 2012, and allows the conversion of any portion of the note at any time into shares of common stock at a price equal to the lower of the last private placement, or the previous 30-day rolling average of the closing price of the stock.

The initial fair value of the conversion option liability was $123,031 and exceeded the loan amount by $19,697.  The excess was charged to operations as a financing expense from the conversion option.

The conversion option liability was revalued to fair value as of September 30, 2011 using a Black-Scholes valuation model with inputs per the following table.  As a result of this revaluation, a gain on change in the fair value of the conversion option derivative liability has been recorded in operations of $89,091 for the period ended September 30, 2011.

Black-Scholes Inputs:

	At inception	At September 30, 2011
Market price	$0.16 - $0.35	$0.12
Effective price	$0.165	$0.165
Expected term (years)	0.17 – 0.534	0.11
Estimated volatility	160%-347%	342%
Risk-Free interest rate	nil*	nil*
Expected dividend yield	-	-

* - due to short expected term of the instrument

If the note payable is not paid in full within ninety days, the Company will deed the surface estate of the Tennessee patented mining claim, and transfer the title of a vehicle to Mr. and Mrs. Collard.  Interest accrues at the rate of one percent (1%) per month and the Company has incurred $5,306 in interest expense related to the loans for the nine months ended September 30, 2011.

5.  Subsequent Events

On November 9, 2011, the Board of Directors ratified a Letter of Intent, dated November 7, 2011, by and among Thunder Mountain Gold, Inc., a Nevada Corporation, Green River Energy Corporation, a Nevada Corporation (“GREC”) and the Hess Group, the Controlling Shareholder Group of GREC.

The Letter of Intent contemplates that the Company would acquire Green River in an all stock transaction with the following material terms:

•

the Hess Group – who beneficially owns or controls a majority of GREC - will assist the Company to complete a private placement offering to European investors for proceeds of $1,000,000 prior to the completion of the Acquisition (the “Company Private Placement”),

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

5.  Subsequent Events, continued:

•

additionally, the Hess Group will pursue a private placement offering of Green River shares to European investors for proceeds of a minimum of $4,000,000 (the “Green River Private Placement”),

•

the proceeds of the Green River Private Placement will be held in escrow pending completion of the Acquisition and available to the Company upon completion of the Acquisition,

•

the Company Private Placement and the Green River Private Placement would be completed by January 31, 2012,

•

completion of the Green River Private Placement would be a condition to the Company’s completion of the Acquisition,

•

the Company will issue shares of the Company to the shareholders of Green River based on an exchange ratio that will result in pre-Acquisition shareholders of the Company owning 25% and shareholders of Green River owning 75% of the Company following completion of the Acquisition,

•

the Company will change its name to “Thunder Mountain Resources, Inc.” upon completion of the Acquisition,

•

the Company will pursue both the exploration and development of the Company’s existing mineral properties and the Green River oil and gas properties following completion of the Acquisition.

The Acquisition would be subject to receipt of all required approvals, including approval of the TSX Venture Exchange and the shareholders of the Company. Completion of the Acquisition will be subject to negotiation and execution of a definitive agreement with Green River and the Hess Group.  The parties will work together to structure and complete the Acquisition in a manner that addresses applicable tax, corporate and securities laws.  The Company anticipates that approval of its shareholders will be required should a definitive agreement be concluded, and that it would prepare and circulate to its shareholders a proxy circular that would be prepared in accordance with the requirements of both the Securities and Exchange Commission and the TSX Venture Exchange.  The Acquisition will be subject to receipt of all required regulatory approvals, including approval of the TSX Venture Exchange and the shareholders of the Company

If the Acquisition is completed, the new capital raised for the combined company is anticipated to be deployed both on the Company’s existing mineral exploration work plans, and for direct investment to increase oil and gas production of Green River’s properties in the Uinta Basin.  Investment in the Uinta Basin would be focused on acquiring additional working interest in existing wells with the objective of providing increased cash flow to the Company.   Mineral exploration is planned to advance the South Mountain, Idaho project toward feasibility and to initiate drilling at the Trout Creek gold project in Nevada, a joint venture with Newmont Mining Corporation.

On October 28, 2011, the Company entered into an agreement to issue 108,000 share purchase warrants to Garry Miller in payment of finder’s fees associated with a private placement.  Each warrant will be exercisable to purchase one common share of the Company at Cdn$0.20 per share for a period of two years from date of issue, and carries a value of approximately $8,000.

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2011. The following statements may be forward-looking in nature and actual results may differ materially.

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

The Company employed three full-time budgeted salaried management during the quarter, and was able to meet its immediate financial obligations. The Company maintains its office in the Boise, Idaho area in Garden City. This is the primary headquarters for the South Mountain Project and is utilized by Pete Parsley and Eric Jones. Jim Collord has been working from the Boise, Idaho office on a part-time basis and living in a temporary residence in Boise Idaho at no additional charge to the Company.  He will continue to work from his home office in Elko, Nevada and will work out of the Boise office as needed. In order to conserve operational funds, both Jim Collord and Eric Jones chose to reduce their pay to $1.00 per month during the quarter until new funds will be sufficient to allow for all or a portion of back pay.

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

Work on South Mountain during the quarter included data interpretation, land acquisition efforts and tours by interested parties.  Additional work was completed on the assessment of the geology and mineral potential on the land immediately adjacent to the land package owned or controlled by the Company.  Favorable trends associated with the intrusive gold breccia were identified that provided information as to which land owners to approach to acquire an exploration lease.

A discussion of the geology and exploration work previously completed on at South Mountain during 2010 and previous years follows:

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

Work planned for early in the 2012 field season includes core drilling on the Texas, DMEA and Laxey sulfide ore zones in the historic mine area.  The drilling is planned from the surface due to the cost of preparing the underground tunnels for drilling, and sufficient detailed targeting can be completed to determine the continuity of mineralization.

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

Trout Creek Exploration Project, Lander County, Nevada

The Trout Creek Reese River Valley pediment exploration target is located in Lander County, Nevada in T.29N. R44E.  The Company first staked 60 unpatented mining claims totaling approximately 1,200 acres located near the western flank of the Shoshone Range in the Eureka-Battle Mountain mineral trend. An additional 18 unpatented mining claims were staked during the 3rd quarter of 2011, the filing of which is pending.

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

The Newmont data package made available as part of the Agreement provides additional geophysical information, as well as positive geochemical and drill data from previous 1991-1997 Santa Fe Minerals, Newmont, Crown Resources and Cameco projects on either side of the Company’s main target area.  The geophysical information enhances the positive geophysical trend aligned with the Cortez and Buffalo Valley Mines and is part of the Company’s prospective target.

The work plan for the 4th quarter of 2011 and 2012 is to conduct additional geophysics that will help define important structural trends under the gravels, depth to bedrock and other important features of the valley fill.  Interpretation of the geochemical and drill data provided by Newmont, in conjunction with the geophysics, will help guide the drilling program to be done over the next couple of field seasons.

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

The gold-cobalt present on the CAS claim group consists of exhalative style sulfide mineralization typical of the Cobalt Belt.  The Company feels that this prospect has significant potential of high-grade underground gold-cobalt mineralization and conducting a geologic evaluation of the property during 2011 in an effort to confirm this.

According to the terms of the option, the Company notified the claimholder during the 3rd Quarter that they would exercise the option to acquire 100% interest in the property.  Financial terms have not been disclosed.

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

Follow-up rock chip sampling within the area of the anomaly has identified quartz veining with gold values ranging from 3.6 part per million (ppm) to 16.5 ppm.  A soil sample program consisting of 215 samples was conducted on 200’x 200’ grid spacing which defined two northeast tending soil anomalies with gold values ranging from 0.020 ppm to 0.873 ppm Au.  The gold anomalies are approximately 1,000’ in length and approximately 300’ in width. The gold anomalies are associated with northeast trending structures with accompanying quartz stockwork veining in an exposure of Cretaceous/Tertiary granite.  A 2,500’ base metal soil anomaly is observed trending northwest proximal to rhyolite and rhyodacitic dikes which intrude the granitic stock. No significant work was completed on the claim group in 2010, but additional field work is warranted in the future that may include backhoe trenching and sampling in the significantly anomalous area followed by exploration drilling.  During brief field work in 2010, the presence of visible free gold was noted by panning in the area of the strong soil anomaly. Additional mapping and sampling was conducted during the field season in 2011.

The 2012 work plan has budgeted for trenching in the area of the strong gold anomaly to verify the presence of a vein system that may warrant drilling.

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

Results of Operations:

The Company had no revenues and no production for the three and nine months ended September 30, 2011 and 2010. Total expenses for the three and nine months ended September 30, 2011 decreased by $84,715 or 31% and $109,707 or 13.4%, respectively, compared with $270,766 for the three months and $817,460 for the nine months ended September 30, 2010. The decrease is a result of the Company’s lower administrative and exploration costs. Exploration expense for the quarter decreased by 44.8% to $66,191, as management focused on financing, and the completion of due diligence associated with the CAS Iron Creek Property. Management and administrative expenses decreased by 5% to $91,861 for the quarter because of the reason mentioned above. The Board decreased the salaries of Jim Collord and Eric Jones to $1.00 per month during the quarter until financial conditions of the company improve. The Company also experienced a decrease in legal and accounting fees of 51% to $24,934 for the quarter end.

Total other income for the three and nine months ended September 30, 2011 swung to a gain of $138,986 and $1,093,067, respectively, compared to a gain of $80,266 and $52,188, respectively over the same period as last year. The increase in other income is primarily due to the gain recognized on the decrease in the fair value of the warrant liability recorded on the balance sheet. The gain on the warrant liability was offset by a loss recognized on the issuance of common stock and warrants. The Company also experienced a slight increase in interest expense during the quarter due to the increased borrowing from a related party during the third quarter of 2011.

On September 30, 2011, the Company had total current liabilities of $229,543. Current liabilities increased by $176,926 compared to year end December 31, 2010 primarily due to the increase in accounts payable and other accrued liabilities, the conversion option liability, and short term convertible note payable to a related party.

Long term liabilities decreased during the quarter due to a decrease in the fair value of the stock purchase warrants issued in private placements completed during 2010 and 2011. The Company has accounted for the warrants as derivative instruments which have been valued using a Black Scholes fair value model. The Company recognized a long-term liability of $696,579 related to the warrants at the date of issuance and has recognized a gain of $1,091,221 on the warrants during the nine months ended September 30, 2011, as a result of a decrease in fair value of the warrants between December 31, 2010, and the end of the third quarter.

For the nine month period ended September 30, 2011, net cash used by operating activities was $533,653, consisting of our year to date net income of $385,314, less non non-cash expenses for depreciation, amortization of deferred financing costs, changes in the fair value of the warrant liability and accounts payable and other accrued liabilities.  This compares with $640,441 used by operating activities for the nine months ended September 30, 2010. There were no cash flows from investing activities, and $283,335 provided by financing activities for the nine month period ended September 30, 2011.

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

Management actions in addressing the “going concern”:

Management believes that the Company currently has cash sufficient to support an exploration program as outlined in Managements Discussion & Analysis above based on the following:

1.

The Company currently has $44,543 of cash in our bank accounts, which is sufficient to fund non-exploration activities and administrative expenses for the next three months while the IBK Capital financing is put in place.

•

On July 22, 2011, the Company engaged IBK Capital in Toronto, Ontario Canada, to raise up to Cdn$3M in an non-brokered private placement. The Company paid $12,500 in fees. Terms of the placement will be determined after IBK Capital completes their due diligence on the Company, which should take approximately 60 days. There will be finder’s fees associated with the financing.

•

On June 26, 2011, the Company sold 1,000,000 units in a private placement to accredited investors. The units were priced at Cdn $0.17 per unit, and consisted of one share of common stock, and one full warrant to purchase a full share of common stock at Cdn$0.20 for two years. If the Company’s stock closes above Cdn$0.25 for a five consecutive days, then the Company has the right to force the holder to exercise the warrants.

•

On September 30, 2011, the Company sold 200,000 units in a private placement to accredited investors. The units were priced at Cdn $0.17 per unit, and consisted of one share of common stock, and one full warrant to purchase a full share of common stock at Cdn$0.20 for two years. If the Company’s stock closes above Cdn$0.25 for a five consecutive days, then the Company has the right to force the holder to exercise the warrants.

•

During the quarter, the Company withdrew the Private Placement that was authorized by the Board on April 4, 2011, for the sale of common stock purchase warrants convertible to common stock at a price to be determined at a later date by the President in the best interests of the Company.

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

Based on that evaluation, it was determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weaknesses, our disclosure controls and procedures were not effective as of September 30, 2011.  The material weakness is as follows:

•

A material derivative liability was overlooked.

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

During its third quarter ended September 30, 2011, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 6.  Exhibits

(a)

Documents which are filed as a part of this report:

Exhibits:

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Collord

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Collord

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (v) Notes to Financial Statements

_____________________

*

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

Date: November 17, 2011

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ Eric T. Jones

Eric T. Jones

Secretary/Treasurer and Chief Financial Accounting Officer

Date: November 17, 2011