Form 10-K/A
period 2010-12-31
THUNDER MOUNTAIN GOLD INC
filed 2011-12-20
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K /A-1

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

8

ITEM 3 - LEGAL  PROCEEDINGS

17

ITEM 4 – REMOVED AND RESERVED

17

PART II

18

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER

                MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

18

ITEM 6 - SELECTED FINANCIAL DATA

21

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                CONDITION AND RESULTS OF OPERATIONS

17

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

26

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                     ACCOUNTING AND FINANCIAL DISCLOSURE

45

ITEM 9A - CONTROLS AND PROCEDURES

45

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

South Mountain Project, Owyhee County, Idaho

The Company’s land package at South Mountain consists of a total of approximately 1,158 acres, consisting of (i)  17 patented claims (326 acres)  the Company owns outright; (ii) lease on private ranch land (542 acres); and,, (iii)  21 unpatented lode mining claims on BLM managed land (290 acres).  The Company is negotiating for additional private land surrounding the existing land package. We also have applied for leases on Idaho State Lands for approximately 3,100 acres, expected to be finalized during 2011.  All holdings are located in the South Mountain Mining District, Owyhee County, Idaho.

The property is located approximately 70 air miles southwest of Boise, Idaho and approximately 24 miles southeast of Jordan Valley, Oregon. It is accessible by highway 95 driving south to Jordan Valley Oregon, then by traveling southeast approximately 22 miles back into Idaho, via Owyhee County road that is dirt and improved to within 4 miles of the base camp. The last 4 miles up the South Mountain Mine road are unimproved county dirt road. The property is accessible year-round to within 4 miles of the property, where the property is accessible from May thru October without plowing snow. There is power to within 4 miles of the site as well. Power generation by generator is required at this time. The climate is considered high desert. The Company has water rights on the property, and there is a potable spring on the property that once supplied water to the main camp.

A detailed list of the claims is as follows:

Patented Ground owned by Thunder Mountain Gold. Seventeen (17) patented mining claims totaling 326 acres:

Patent No. 32995 dated September 17, 1900 (Mineral Survey No. 1446)

Illinois	Massachusetts
Michigan	Washington
New York	Maine
Tennessee	Idaho
Oregon	Vermont

Patent No. 32996 dated September 17, 1900 (Mineral Survey No. 1447)

Texas	Virginia
Florida	Mississippi
Alabama

Patent No. 1237144 dated October 27, 1964 (Mineral Survey No. 3400)

Queen	Kentucky

Unpatented Ground 100% controlled by Thunder Mountain Gold.  Twenty one (21) unpatented mining claims totaling 290 acres:

Claim Name	Owyhee County Instrument No.	BLM: IMC Serial No.

SM-1	262582	192661
SM-2	262578	192662
SM-3	262581	192666
SM-4	262579	192665
SM-5	262580	192669
SM-6	262577	192664
SM-7	262576	192663
SM-8	262575	192670
SM-9	262574	192671
SM-10	262573	192668
SM-11	262572	192672
SM-12	262571	192667
SM-13	262570	192673
SM-14	262569	192674
SM-15	266241	196559
SM-16	266242	196560
SM-17	266243	196561
SM-18	266244	196562
SM-19	266245	196563
SM-20	266246	196564
SM-21	266247	196565

The claim maintenance fees and assessment for these claims is financed by the Company through  sales of unregistered common stock .

The leased private land also includes all surface rights.  There is a 3% net smelter return royalty payable to the landowners.  The parcels are leased for 20 years with the right to renew and the option to purchase outright.  Annual expenses for the leases and claims are as follows:

Owner	Agreement Date	Amount	Acres
Lowry	October 10, 2008	$20/acre $30/acre starting in 7th year	376
Acree	June 20, 2008	$20/acre $30/acre starting in 7th year	113
Herman	April 23, 2009	$20/acre $30/acre starting in 7th year	56

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

Late in 2009, the Company contracted with Gregory P. Wittman (a Qualified Person under Canadian regulations) of Northwestern Groundwater & Geology to incorporate all the new drill and sampling data into an NI 43-101 Technical Report.  This report was needed as part of the Company’s efforts to obtain a listing on the TSX Venture Exchange in 2010.   The NI 43-101 can be reviewed on the Company`s website at www.thundermountaingold.com , or on www.SEDAR.com.

117°25.000' W
117°13.000' W
117°01.000' W
116°49.000' W
116°37.000' W
116°25.000' W
WGS84 116°04.000' W
43°32.000' N
43°24.000' N
43°16.000' N
43°08.000' N
43°00.000' N
42°52.000' N
42°44.000' N
42°36.000' N
42°28.000' N
42°20.000' N
CANYON
BOISE
Homedale
Meridian
NAMPA
GRASSY MTN
QUARTZ MTN
IDAHO
OREGON
DELAMAR
WAR EAGLE MINES
JORDAN VALLEY
SOUTH MTN
CLOVER MOUNTAIN
PROJECT
THUNDER MOUNTAIN
RESOURCES
SOUTH MOUNTAIN
PROJECT
MERIDIAN
0 5 10 15 20 25 miles
0 5 10 15 20 25 30 35 40 km
TN MN
15½°

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

Management is encouraged by both of these intercepts as they prove the continuation of the replacement sulfide mineralized ore shoots at depth.  Detailed follow-up core drilling will be needed to better define the potential of the ore shoots at depth .. The ongoing exploration field work is financed by the Company through  sales of  unregistered common stock . Future work will be funded in the same manner, or through a strategic partnership with another mining company.

T his property is without known reserves and the proposed program is exploratory in nature according to Instruction 3 to paragraph (b)(5) of Industry Guide 7. There are currently no permits required for conducting exploration in accordance with the Company`s current board approved exploration plan.

Trout Creek Claim Group, Lander County, Nevada

The Trout Creek pediment exploration target is located in Lander County, Nevada in T.29N. R44E.  The property consists of 60 unpatented mining claims totaling approximately 1,200 acres that are located along the western flank of the Shoshone Range in the Eureka-Battle Mountain mineral trend.

All those certain unpatented lode claims situated in Lander County, Nevada, more particularly described as follows below:

Name of Claim	Lander Co. Doc. No.	BLM NMC No.
TC-1	0248677	965652
TC-2	0248678	965653
TC-3	0248679	965654
TC-4	0248680	965655
TC-5	0248681	965656
TC-6	0248682	965657
TC-7	0248683	965658
TC-8	0248684	965659
TC-9	0248685	965660
TC-10	0248686	965661
TC-11	0248687	965662
TC-12	0248688	965663
TC-31	0248707	965682
TC-32	0248708	965683
TC-51	0248727	965702
TC-52	0248728	965703
TC-53	0248729	965704
TC-54	0248730	965705
TC-55	0248731	965706

Name of Claim	Lander Co. Doc. No.	BLM NMC No.
TC-56	0248732	965707
TC-57	0248733	965708
TC-58	0248734	965709
TC-59	0251576	988946
TC-60	0251577	988947
TC-61	0251578	988948
TC-62	0251579	988949
TC-63	0251580	988950
TC-64	0251581	988951
TC-65	0251582	988952
TC-66	0251583	988953
TC-67	0251584	988954
TC-68	0251585	988955
TC-69	0251586	988956
TC-70	0251587	988957
TC-71	0251588	988958
TC-72	0251589	988959
TC-73	0251590	988960
TC-74	0251591	988961
TC-75	0251592	988962
TC-76	0251593	988963
TC-77	0251594	988964
TC-78	0251595	988965
TC-79	0251596	988966
TC-80	0251597	988967
TC-81	0251598	988968
TC-82	0251599	988969
TC-83	0251600	988970
TC-84	0251601	988971
TC-85	0251602	988972
TC-86	0251603	988973
TC-87	0251604	988974
TC-88	0251605	988975
TC-89	0251606	988976
TC-90	0251607	988977
TC-91	0251608	988978
TC-92	0251609	988979
TC-93	0251610	988980
TC-94	0251611	988981
TC-95	0251612	988982
TC-96	0251613	988983

The property is located approximately 155 air miles northeast of Reno, Nevada, or approximately 20 miles SW of Battle Mountain, Nevada, in Sections 10, 11, 14, 16, 21, 22, 27; T.29N.; R.44E. Mount Diablo Baseline & Meridian, Lander County, Nevada. Latitude:      40   23’ 36” North, Longitude: 117   00’ 58” West. The property is accessible by traveling south from Battle Mountain Nevada on state highway 305, which is paved. After traveling approximately 20 miles, turn east off the highway on an unimproved public dirt road, and travel approximately 2 miles to the claims. The property is generally accessible year round. There is no power, no water other than seasonal surface precipitation, and there are no improvements on the property.

The 60 unpatented claims are 100% owned by Thunder Mountain Gold, and located along a northwest structural tend which projects into the Battle Mountain mining district to the northwest and into the Goat Ridge window and the Gold Acres, Pipeline, and Cortez area to the southeast.  Northwest trending mineralized structures in the Battle Mountain mining district are characterized by elongated plutons, granodiorite porphyry dikes, magnetic lineaments, and regional alignment of mineralized areas.  The Trout Creek target is located at the intersection of this northwest trending mineral belt and north-south trending extensional structures.

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

The ongoing exploration field work, including claim maintenance and assessment, is financed by the Company through sales of unregistered common stock funded by the Company through private placements with accredited investors.  Future work will be funded in the same manner, or through a strategic partnership with another mining company.  The Company is attempting to consolidate the land package to cover a larger area of the positive geophysical target in the pediment by acquiring and/or joint venturing adjoining mineral property. There are currently no environmental permits required for the planned exploration work on the property. In the future, a notice of intent may be required with the Bureau of Land Management.  This property is without known reserves and the proposed program is exploratory in nature according to Instruction 3 to paragraph (b)(5) of Industry Guide 7.

Clover Mountain Claim Group, Owyhee County, Idaho

The Company`s Clover Mountain property is located approximately 60 air miles SW of Boise, Idaho and approximately 30 miles SW of Grandview, Idaho in Sections 24, 25; T.8S.; R.1W. , and Sections 19, 30; T.8S.; R.1E. Boise Meridian, Owyhee County, Idaho. Latitude:     42   42’ 34” North Longitude: 116   24’ 10” West

Access to the property is by traveling one mile southeast on paved state highway 78. Take the Mud Flat road to the south, and travel approximately 25 miles on improved dirt road to the property. The property  is on the west next to the Mud Flat Road. The landscape is high desert, with sagebrush and no trees. There is no power, no water other than seasonal surface precipitation, and there are no improvements on the property.

LIST of UNPATENTED MINING CLAIMS

CLAIM	OWYHEE COUNTY INSTRUMENT #	BLM# / (IMC)

PC-1	259673	190708
PC-2	259672	190709
PC-3	259671	190710
PC-4	259670	190711
PC-5	259669	190712
PC-6	259668	190713
PC-7	259667	190714
PC-8	259666	190715
PC-9	259665	190716
PC-10	259664	190717
PC-11	259663	190718
PC-12	259662	190719
PC-13	259661	190720

CLAIM	OWYHEE COUNTY INSTRUMENT #	BLM# / (IMC)

PC-14	259660	190721
PC-15	259659	190722
PC-16	259658	190723
PC-17	259657	190724
PC-18	259656	190725
PC-19	259655	190726
PC-20	259654	190727
PC-21	259653	190728
PC-22	259652	190729
PC-23	259651	190730
PC-24	259650	190731
PC-25	259649	190732
PC-26	259648	190733
PC-27	259647	190734
PC-28	259646	190735
PC-29	259645	190736
PC-30	259644	190737
PC-31	259643	190738
PC-32	259642	190739
PC-33	259641	190740
PC-34	259640	190741
PC-35	259639	190742
PC-36	259638	190743
PC-37	259637	190744
PC-38	259636	190745
PC-39	259635	190746
PC-40	259634	190747

These Claims are 100% owned by Thunder Mountain Gold Inc.

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

During brief field work in 2010, the presence of visible free gold was noted by panning in the area of the strong soil anomaly. The ongoing exploration field work, including claim maintenance and assessment fees, is funded by the Company through private placements with accredited investors. Future work will be funded in the same manner, or through a strategic partnership with another mining company.

There are currently no environmental permits required for the planned exploration work on the property. In the future, a notice of intent or plan of operations may be required with the Bureau of Land Management.  T his property is without known reserves and the proposed program is exploratory in nature according to Instruction 3 to paragraph (b)(5) of Industry Guide 7.

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

On August 10, 2009 the Board unanimously approved a resolution authorizing the re-pricing of warrants, including those issued in the August 7, 2009 private placement. The Warrants that were originally exercisable at $0.30 or $0.40 per share were reduced to an exercise price of $0.15 per share, with such re-pricing valid until November 23, 2009.  As a result of completion of the offering, a total of 3,020,000 warrants were exercised for 3,020,000 shares of common stock, $0.001 par value. Commissions of $23,250 were paid to a placement agent, resulting in net cash proceeds of $429,750 to the Company. Additionally, 100,000 shares were issued for warrants with an exercise price of $0.05 per share, for net cash proceeds of $5,000.  The net cash proceeds from the exercise of warrants were $434,750. An officer of the Company was issued 30,000 shares of common stock for warrants exercised at $0.15 per share in exchange for a loan reduction of $4,500. There were no registration rights granted in connection with any of these shares. No other commissions were paid, and a total of $450 in exemption fees was paid to the states of Idaho, California and Washington.

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

On August 10, 2009 the Board unanimously approved a resolution authorizing the re-pricing of warrants, including those issued in the August 7, 2009 private placement, originally exercisable at $0.30 or $0.40 per share, to an exercise price of $0.13 per share which was subsequently raised to $0.15 per share, with such re-pricing valid until November 23, 2009.  As a result of completion of the offering, a total of 3,020,000 warrants were exercised for a like number of shares of common stock, $0.001 par value. Commissions of $23,250 were paid to a placement agent, resulting in net cash proceeds of $429,750 to the Company. Additionally, 100,000 shares were issued for warrants with an exercise price of $0.05 per share, for net cash proceeds of $5,000.  The net cash proceeds from the exercise of warrants were $434,750.  Finally, 30,000 shares were issued to an officer of the Company for warrants exercised at $0.15 in exchange for a reduction of $4,500 in a loan that the officer had previously extended to the Company. There were no registration rights granted in connection with any of these shares. No other commissions were paid, and a total of $450 in Blue Sky fees was paid to the states of Idaho, California and Washington.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	27

Consolidated Balance Sheets at December 31, 2010 and 2009	28

Consolidated Statements of Operations and Comprehensive Income (loss)
for the years ended December 31, 2010 and 2009, and for
the period of exploration stage from 1991 through December 31, 2010 (unaudited)	29

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009, and for the period of exploration stage from 1991 through
December 31, 2010 (unaudited)	30-31

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended
December 31, 2010 and 2009, and for the period of exploration stage
from 1991 through December 31, 2010 (unaudited)	32-36

Notes to Consolidated Financial Statements	37-47

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

There was no transfer of assets or liabilities between fair value levels during the year ended December 31, 2010 or 2009. Level 2 financial instruments are valued using the Black-Scholes option pricing model which uses the current market price, exercise price, term, risk free interest rate and the historical volatility of the Company’s common stock to estimate the fair value of the warrants at the balance sheet date.

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

THUNDER MOUNTAIN GOLD, INC.

   /s/ Eric T. Jones

By  ____________________________________

Eric T. Jones

President and CEO

Date:  December 19, 2011

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

 /s/ E. James Collord

By  __________________________________

E.  James Collord

Vice President and COO

Date:  December 19, 2011