Form 10-Q/A
period 2011-09-30
THUNDER MOUNTAIN GOLD INC
filed 2012-03-07
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A-1

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

  EXPLANATORY NOTE

On November 21, 2011, Thunder Mountain Gold, Inc. filed its Quarterly Report on Form 10-Q to report the events contained herein and therein. This Amendment No. 1 to such Form 10-Q is being filed solely to reflect a corrected share based compensation expense adjustment to our interim financial statements to reflect a shareholder approval of option grants that occurred on July 17, 2011.

THUNDER MOUNTAIN GOLD

FORM 10-Q/A

TABLE OF CONTENTS

PART I – Financial Information

3

Item 1. Financial Statements

3

Item 2.  Management's Discussion and Analysis or Plan of Operation

18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

30

Item 4.  Controls and Procedures

30

PART II

31

Item 1.  Legal Proceedings.

31

Item 1A. Risk Factors.

31

Not required for smaller reporting companies.

31

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

31

Item 3.  Defaults Upon Senior Securities.

31

Item 4.  Mine Safety Disclosures

31

Item 5.  Other Information

31

Item 6.  Exhibits

32

SIGNATURES

33

PART I – Financial Information

Item 1. Financial Statements

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Balance Sheets September 30, 2011 and December 31, 2010
	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS	(Restated-Note 7)
Current assets:
Cash and cash equivalents	$ 44,534	$ 298,232
Prepaid expenses and other assets	29,351	23,118
Total current assets	73,885	321,350

Property, equipment and mining claims:
South Mountain Mines property	357,497	357,497
Equipment, net of accumulated depreciation	13,915	23,109
Mining leaseholds	63,310	59,930
Total property, equipment and mining claims	434,722	440,536

Other assets:
Deferred financing costs, net of accumulated amortization	154,067	172,653
Total other assets	154,067	172,653
Total assets	$ 662,674	$ 934,539

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Convertible note payable - related party, net of $103,334 conversion
option liability (See Note 4)	$ 36,666	$ -
Conversion option liability (See Note 4)	33,940	-
Accounts payable and other accrued liabilities	158,937	52,617
Total current liabilities	229,543	52,617

Long-term liabilities:
Warrant liabilities	696,579	1,589,171
Total liabilities	926,122	1,641,788

Commitments and contingencies (See Note 3)

Stockholders' equity (deficit):
Preferred stock; $0.001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares
authorized; 28,430,049 and 27,001,740 shares issued and outstanding,
respectively	28,431	27,002
Additional paid-in capital	3,004,415	2,452,644
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Subscription receivable	(14,713)	-
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(3,044,588)	(2,949,902)
Total stockholders' equity (deficit)	(263,448)	(707,249)
Total liabilities and stockholders' equity (deficit)	$ 662,674	$ 934,539

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

					During
					Exploration
					Stage 1991
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
Revenue:	(Restated-Note 7)		(Restated-Note 7)
Royalties, net	$ -	$ -	$ -	$ -	$ 328,500
Gain on sale of property and mining claims	-	-	-	-	2,576,112
Total revenue	-	-	-	-	2,904,612

Expenses:
Exploration expenses	66,191	120,081	186,930	232,867	1,929,748
Legal and accounting	24,934	51,273	105,304	148,838	867,519
Management and administrative	379,861	96,277	649,326	426,460	2,781,598
Directors' fees and professional services	192,000	-	237,000	-	962,741
Depreciation and depletion	3,065	3,135	9,193	9,295	133,928
Total expenses	661,051	270,766	1,187,753	817,460	6,675,535

Other income (expense):
Interest and dividend income	-	14	54	26	283,979
Interest expense	(21,303)	(18,527)	(54,320)	(36,075)	(150,777)
Gain (loss) on change in fair value of warrant liabilities	96,201	355,266	1,091,221	342,766	1,099,010
Loss on common stock and warrants	(5,355)	(256,747)	(13,282)	(256,747)	(263,899)
Gain on change in fair value of conversion option liability	89,091	-	89,091	-	89,091
Financing expense from conversion option	(19,697)	-	(19,697)	-	(19,697)
Gain on foreign currency translation	-	260	-	2,218	-
Gain on sale of securities	-	-	-	-	166,116
Impairment of investments	-	-	-	-	(52,299)
Total other income (expense)	138,936	80,266	1,093,067	52,188	1,151,524

Net income (loss) before income taxes	(527,115)	(190,500)	(94,686)	(765,272)	(2,619,399)
Provision for income taxes	-	-	-	-	(151,496)
Net income (loss)	(527,115)	(190,500)	(94,686)	(765,272)	(2,770,895)
Treasury stock cancelled	-	-	-	-	(273,694)

Comprehensive income (loss)	$ (527,115)	$ (190,500)	$ (94,686)	$ (765,272)	$ (3,044,589)

Net income (loss) per common share-basic and diluted	$ (0.02)	$ (0.01)	$ Nil	$ (0.04)	$ (0.17)

Weighted average common shares outstanding-basic and diluted	28,218,349	20,583,469	27,492,795	19,790,795	17,918,373

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Statements of Cash Flows (Unaudited)
			During Exploration
			Stage 1991
	Nine Months Ended		Through
	September 30,		September 30,
	2011	2010	2011
Cash flows from operating activities:	(Restated-Note 7)
Net income (loss)	$ (94,686)	$ (765,272)	$ (2,770,895)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and depletion	9,193	9,295	133,928
Common stock, warrants and options issued for services	552,000	44,000	744,320
Adjustment for anti-dilution provisions	-	-	86,084
Amortization of directors' fees prepaid with common stock	-	-	53,400
Amortization of deferred financing costs	47,087		105,449
Compensation expense for stock issued		93,500	76,500
Amortization of discount of loan beneficial conversion feature		31,000	-
Gain on sale of mining claims and other assets	-	-	(2,736,553)
Impairment loss on securities	-	-	52,335
Gain on change in fair value of warrant liability	(1,091,221)	(342,766)	(1,099,010)
Loss on common stock and warrants	13,282	256,747	263,899
Gain on change in fair value of conversion option liability	(89,091)	-	(89,091)
Financing expense from conversion option	19,697	-	19,697
Change in:
Prepaid expenses and other assets	(6,233)	15,581	(29,350)
Accounts payable and other accrued liabilities	106,319	17,474	165,370
Receivables	-	-	124,955
Net cash used by operating activities	(533,653)	(640,441)	(4,898,963)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining claims	(3,380)	(10,900)	(63,310)
Purchase of equipment	-	-	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash provided (used) by investing activities	(3,380)	(10,900)	2,324,153

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of offering costs	143,335	1,245,737	2,177,200
Proceeds from exercise of warrants	-	-	434,750
Proceeds from exercise of stock options	-	-	73,850
Acquisition of treasury stock	-	-	(376,755)
Borrowing on convertible note payable - related party	145,000	90,000	566,500
Payments on convertible note payable - related party	(5,000)	(45,354)	(422,000)
Borrowing on notes payable	-	-	50,000
Payments on note payable	-	(50,000)	(50,000)
Net cash provided by financing activities	283,335	1,240,383	2,453,545

Net increase (decrease) in cash and cash equivalents	(253,698)	589,042	(121,265)
Cash and cash equivalents, beginning of period	298,232	266,207	165,799
Cash and cash equivalents, end of period	$ 44,534	$ 855,249	$ 44,534

Supplemental Cash Flow Information
Non-cash investing and financing activities:
Stock issued to acquire equipment from related party	$ -	$ -	$ 11,850
Stock issued for mining contract	$ -	$ -	$ 50,000
Stock issued for payment of accounts payable	$ -	$ -	$ 29,250
Stock issued for payments on related party note payable	$ -	$ -	$ 4,500
Fair value of warrants issued in private placement classified as liabilities	$ 198,627	$ 1,504,768	$ 1,795,587
Convertible note conversion option	$ 123,031	$ -	$ 123,031
Stock issued for deferred compensation	$ -	$ 21,000	$ 21,000
Stock issued in non-cash exercise of option	$ 128	$ -	$ 128

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

Error Corrections

Errors in the financial statements of a prior period discovered subsequent to their issuance are reported as a prior-period adjustment by restating the prior period. As described in Note 7, historical financial information included for the three and nine month periods ended September 30, 2011 has been restated.

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

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies and Business Operations, continued:

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants and options to purchase the Company’s common stock.

As of September 30, 2011 and 2010, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as:

	September 30,	September 30,
For periods ended	2011	2010

Convertible related party note	848,484	512,973
Warrants	8,508,271	7,948,271
Options	2,000,000
Total possible dilution	11,356,755	8,461,244

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

3.   Stock Options

The Company has established a Stock Option Incentive Plan to authorize the granting of stock options up to 10 percent of the total number of issued and outstanding shares of common stock (2,843,005 as of September 30, 2011) to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant.

The Company granted 2 million non-qualified stock options in August 2010 to certain officers, directors and outside consultants with an exercise price of $0.27.  Shareholder approval for the award was granted on July 17, 2011.  There was no vesting period for the options.  Management valued the options as of the date of grant using a Black-Scholes option pricing model resulting in $480,000 expense being recorded.

Pursuant to a consulting agreement with R. Scott Barter, the Company issued 250,000 nonqualified options to purchase common stock with an exercise price of $0.20.  Management has valued these options as of the date of issuance using a Black-Scholes option pricing model resulting in $45,000 compensation expense being recorded.  These options were exercised during the nine months ended September 30, 2011 in a cashless manner resulting in the issuance of approximately 128,000 shares of common stock for $0 in cash.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

3.   Stock Options, continued

The fair value of each option award was estimated on the date of grant using the assumptions noted in the following table:

Stock price	$0.19 - $0.25
Exercise price	$0.20 – $0.27
Expected volatility	221.19% - 243.31%
Expected dividends	-
Expected term (in years)	3-5
Risk-free rate	1.45% - 1.68%
Expected forfeiture rate	-

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	-	$-
Granted	2,250,000	0.26
Exercised	250,000	0.20
Expired	-	-
Outstanding at September 30, 2011	2,000,000	$0.27
Exercisable at September 30, 2011	2,000,000	$0.27
Weighted average fair value of options granted during the period ended September 30, 2011		$0.23

The average remaining contractual term of the options outstanding and exercisable at September 30, 2011 was 4.79 years. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $52,500 and none, respectively.

Total compensation cost charged against operations under the plan for employees $288,000 and none for the nine months ended September 30, 2011 and 2010, respectively.  These costs are classified under management and administrative expense.  Total compensation cost charged against operations under the plan for directors and consultants was $237,000 and none for the nine months ended September 30, 2011 and 2010, respectively.  These costs are classified under Director’s fees and professional services.

4.   Commitments

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

6.  Subsequent Events

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

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

7.  Correction of Error in Previously Issued Financial Statements

Management has determined that an error was contained in the Company's financial statements for the three and nine month periods ended September 30, 2011.

The error relates to stock options granted to management, directors and certain consultants in the prior year which have been determined to be granted as of July 17, 2011, the date the shareholder’s approved the Stock Option Incentive Plan.  Management initially failed to account for this grant.  The accompanying financial statements have been restated to reflect the corrections.

The effect of the Company's previously issued September 30, 2011 financial statements is summarized as follows:

Consolidated Balance Sheet as of September 30, 2011:

	Previously Reported	Change	Restated
Total assets	$ 662,674	$ -	$ 662,674
Total liabilities	926,122	-	926,122
Stockholders’ equity:
Preferred stock	-	-	-
Common stock	28,431	-	28,431
Additional paid-in capital	2,524,415	480,000	3,004,415
Treasury stock, at cost	(24,200)	-	(24,200)
Subscription receivable	(14,713)	-	(14,713)
Deficit accumulated prior to 1991	(212,793)	-	(212,793)
Accumulated deficit during the exploration stage	(2,564,588)	(480,000)	(3,044,588)
Total stockholders’ equity (deficit)	(263,448)	-	(263,448)
Total liabilities and stockholders’ equity (deficit)	$ 662,674	$ -	$ 662,674

Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2011:

	Previously Reported	Change	Restated
Total revenue	$ -	$ -	$ -
Total expenses	186,051	480,000	666,051
Total other income (expenses)	138,936	-	-
Comprehensive income (loss)	$ (47,114)	$ (480,000)	$ (527,115)
Net income (loss) per common share-basic and diluted	$ (0.00)	$ (0.02)	$ (0.02)

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

7.  Correction of Error in Previously Issued Financial Statements, continued

Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2011:

	Previously Reported	Change	Restated
Total revenue	$ -	$ -	$ -
Total expenses	707,753	480,000	1,187,753
Total other income (expenses)	1,093,067	-	1,093,067
Comprehensive income (loss)	$ 385,314	$ (480,000)	$ (94,686)
Net income (loss) per common share-basic and diluted	$ 0.01	$ (0.01)	$ nil

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

Late in 2009, the Company contracted with Gregory P. Wittman (a Qualified Person under Canadian regulations) of Northwestern Groundwater & Geology to incorporate all the new drill and sampling data into an NI 43-101 Technical Report.  This report was needed as part of the Company’s efforts to obtain a listing on the TSX Venture Exchange in 2010.  The NI 43-101 can be reviewed on the Company`s website at www.thundermountaingold.com, or on www.SEDAR.com.

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

LIST of UNPATENTED MINING CLAIMS at Clover Mountain

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

Results of Operations:

The Company had no revenues and no production for the three and nine months ended September 30, 2011 and 2010. Expenses for the three and nine months ended September 30, 2011 increased by $390,285 or 144% and $370,293 or 45%, respectively, compared with $270,766 for the three months and $817,460 for the nine months ended September 30, 2010. The increase is a result of the expense related to stock options granted to management and directors, approved by the shareholders during the July 17, 2011 meeting. Exploration expense for the quarter decreased by 44.8% to $66,191, as management focused on financing, and the completion of due diligence associated with the CAS Iron Creek Property. Management and administrative expenses increased by 294% to $379,861 for the quarter because of the stock option approval. Directors fees and professional services expense was $192,000 during the quarter, where there was none in 2010 during the same period, due solely from the grant of stock options. The Board decreased the salaries of Jim Collord and Eric Jones to $1.00 per month during the quarter until financial conditions of the company improve. The Company also experienced a decrease in legal and accounting fees of 51% to $24,934 for the quarter end.

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

Liquidity and Capital Resources:

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

For the nine month period ended September 30, 2011, net cash used by operating activities was $533,653, consisting of our year to date net loss of $94,686, less non non-cash expenses for depreciation, amortization of deferred financing costs, changes in the fair value of the warrant liability and accounts payable and other accrued liabilities.  This compares with $640,441 used by operating activities for the nine months ended September 30, 2010. Cash flows from investing activities used $3,380 related to the purchase of mining claims, and $283,335 was provided by financing activities for the nine month period ended September 30, 2011.

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

Based on that evaluation, it was determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weaknesses, our disclosure controls and procedures were not effective as of September 30, 2011.  The material weaknesses are as follows:

•

A material derivative liability was overlooked.

•

Share based compensation was not recorded

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

Item 4.  Mine Safety Disclosures

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

By /s/ Eric T. Jones

Eric T. Jones

President and Chief Executive Officer

Date: March 7, 2012

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ R. Llee Chapman

R. Llee Chapman

Chief Financial Officer

Date: March 7, 2012