Form 10-K
period 2011-12-31
THUNDER MOUNTAIN GOLD INC
filed 2012-04-16
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☐  No☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No o

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer   ☐   Accelerated Filer   ☐   Non-Accelerated Filer   ☐   Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $6,087,600 as of June 30, 2010

The number of shares of the Registrant’s Common Stock outstanding as of March 21, 2011 was 28,717,549.

Documents Incorporated by Reference:  None.

THUNDER MOUNTAIN GOLD, INC.

Form 10-K

December 31, 2011

PART I

3

ITEM 1 - DESCRIPTION OF BUSINESS

3

ITEM 1A - RISK FACTORS

4

ITEM 1B - UNRESOLVED STAFF COMMENTS

7

ITEM 2 - DESCRIPTION OF PROPERTIES

8

ITEM 3 - LEGAL  PROCEEDINGS

18

ITEM 4 – MINE SAFETY DISCLOSURES

18

PART II

19

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

19

ITEM 6 - SELECTED FINANCIAL DATA

20

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

21

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

26

ITEM 9A - CONTROLS AND PROCEDURES

53

ITEM 9B - OTHER INFORMATION

54

PART III

55

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

55

ITEM 11 - EXECUTIVE COMPENSATION

58

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

61

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

61

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

63

PART IV

64

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

64

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

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes (“Notes”) thereto for the fiscal year ending December 31, 2011.  The following statements may be forward looking in nature and actual results may differ materially.

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

At December 31, 2011, we had current assets of $111,755.  We are planning to raise additional funds in 2012 to meet our current operating and capital requirements for the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For the year ended December 31, 2011 net cash used for operating activities was approximately $633,000.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from public offerings, private placements or loans.

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

We believe that there is substantial doubt about our ability to continue as a going concern

We have never generated net income from our exploration efforts and we have incurred significant net losses in each year since inception. Our accumulated deficit as of December 31, 2011 was $3,461,093. We expect to continue to incur substantial additional losses for the foreseeable future, and we may never become profitable. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate and ultimately operate proven or probable precious metals reserves, our ability to generate positive net revenues and our ability to reduce our operating costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because our exploration costs are greater than nonexistent revenue.  Continued failure to generate revenues could cause us to go out of business.

Our financial statements, for the year ended December 31, 2011, were audited by our independent registered public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern.

We believe that there is substantial doubt about our ability to continue as a going concern due to our total accumulated deficit of $3,461,093 as of December 31, 2011.  Our plans for our continuation as a going concern include financing our operations through sales of unregistered common stock and the exercising of stock options by our officers, directors and originators. If we are not successful with our plans, equity holders could then lose all or a substantial portion of their investment.

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

ITEM 2 - DESCRIPTION OF PROPERTIES

The Company, including its subsidiaries, owns rights to claims and properties in the mining areas of Nevada and Idaho.

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

Employees

The Company had three employees during the year ended December 31, 2011; Eric Jones, President and Chief Executive Officer; Jim Collord, Vice President and Chief Operating Officer, and Pete Parsley, Vice President and Exploration Manager.

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

ITEM 4 – MINE SAFETY DISCLOSURES

None.

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

On September 24, 2010, the Company’s common stock also began trading on the TSX Venture Exchange (“TSX-V”) in Canada and is quoted under the trading symbol “THM”

The following table illustrates the average high/low price of our common stock for both the OTCBB and TSX-V for the last two (2) fiscal years 2011 and 2010:

	OTCBB (US$)		TSX-V(Cdn$)(1)
PERIOD(2)	HIGH	LOW	HIGH	LOW
2011	$ 0.22	$ 0.17	$ 0.30	$ 0.20
First Quarter	$ 0.39	$ 0.16	$ 0.34	$ 0.20
Second Quarter	$ 0.30	$ 0.20	$ 0.15	$ 0.12
Third Quarter	$ 0.43	$ 0.21	$ 0.13	$ 0.08
Fourth Quarter

2010
First Quarter	$ 0.22	$ 0.17	-	-
Second Quarter	$ 0.39	$ 0.16	-	-
Third Quarter	$ 0.30	$ 0.20	$ 0.33	$ 0.33
Fourth Quarter	$ 0.43	$ 0.21	$ 0.40	$ 0.29

At March 15, 2011, the price per share quoted on the OTCBB was $0.10 and Cdn$0.08 on the TSX-V.

(1)  Our common stock began trading on the TSX-V on September 24, 2010.

(2)  Quarters indicate calendar year quarters.

Holders:

As of March 1, 2011 there were approximately 2,000 shareholders of record of the Company’s common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Transfer Agent:

Our independent stock transfer agent in the United States is Computershare Shareholder Services, located at 350 Indiana Street Suite 750 Golden, CO 80401. In Canada, our Agent is Computershare, TORU - Toronto, University Ave, 100 University Ave, 8th Floor, Toronto, ON M5J 2Y1, CANADA

Dividends:

No dividends were paid by the Registrant in 2011 or 2010, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

Securities Authorized For Issuance under Equity Compensation Plans:

On July 17, 2011, the Company Shareholders approved the Companies Stock Incentive Plan (SIP), and subsequently a grant of 2.0 million options under the SIP to Directors, Executive Officers and other non-employees consultants. These options were unanimously approved for issuance by the Board on August 24, 2010, subject to Shareholder approval of its SIP. The options have a strike price of $0.27. The option certificates will reflect the actual date of the SIP by shareholders, which was July 17, 2011.

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

On September 30, 2011 the Board approved, a grant of 1.775 million options under the SIP to Directors, Executive Officers and other non-employees consultants. This grant is subject to shareholder approval in accordance with the Company`s SIP. The options have a strike price of $0.13.  The option certificates will ultimately reflect the actual date of the shareholder approval.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities:

Beginning June 26, 2011 and continuing through September 30, 2011, the Company entered into stock subscription agreements with Life Media Group AG with a subscription price of Cdn$0.17 per Unit for 1,200,000 Units and raising $186,546.  Each Unit is comprised of one share of common stock of the Company and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional share of common stock of the Company at a price of Cdn$0.20 per share for a two year period following closing at any time until the two year anniversary of the closing.  The Company may require early exercise of the warrants in the event that the common shares trade at a weighted average price of Cdn$0.25 for five consecutive trading days.  On October 28, 2011, the Company issued 108,000 share purchase warrants to Garry Miller for a finder’s fees associated with a private placement.  Each warrant is exercisable to purchase one common share of the Company common stock at Cdn$0.20 per share for a period of two years from date of issue.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2011, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

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

The financial condition of the Company was positive during 2011 and the metals commodity markets were favorable during most of the year. The Company underwent a reduced budget program during the year due while pursuing financing for advancing their properties; conducting minimum property maintenance; and exercising an option to purchase the Iron Creek/CAS gold/cobalt property in Lemhi County Idaho.

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

Work on the other three main properties controlled by the Company will continue in 2012, although South Mountain will still remain the focus of our efforts.  At the Trout Creek Project, the following is planned:

•

Complete negotiations with additional mineral rights holders in the target area.

•

Continue geophysical interpretation of the valley area, and conduct additional ground gravity surveys to supplement currently available data.

•

Define potential drill targets and develop a program for the early 2012 field season.

The Iron Creek/CAS Prospect will undergo further exploration when field conditions allow, likely by the end of May, 2012.

Reconnaissance of favorable areas and review of submittals will continue.

Potential joint venture partners will be solicited on some of the properties in Idaho and Nevada.

Results of Operations:

The Company had no revenues and no production for 2011 or 2010. Total expenses for 2011 slightly increased from the prior year to $1,444,698, up 7% from 2010 total expenses of $1,344,451. The increase in total expenses is primarily the result of higher administrative fees during the year. Exploration expense for the year end 2011 was $256,066, a decrease of $260,175 over 2010 exploration expense of $516,241, as a result of scaled-down exploration spending while finances improved. Legal and accounting fees for 2011 decreased $39,312 to $155,039, a 20% decrease over 2010 legal and accounting expenses of $194,351. 2011 management and administrative increased $279,089, or 50%, to $824,021 compared to 2010 expense of $544,932. The increase was a combination of expenses incurred related to the Company’s capital raising efforts, including travel and engagement fees.

Liquidity and Capital Resources:

The audit opinion and Notes that accompany our consolidated financial statements for the year ended December 31, 2011, disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended December 31, 2010, we incurred losses and negative cash flows from operating activities for the year then ended, and at December 31, 2011, did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

•

At April 11, 2012, we had $16,938 cash in our bank accounts.

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

For the year ended December 31, 2011, net cash used for operating activities was $633,538, consisting of our 2011 net operating loss reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities. Cash used in investing activities for 2011 totaled $26,150 used to purchase and maintain mining claims, compared to cash of $10,900 used in 2010 to purchase and maintain mining claims and equipment.

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

Private Placement

Beginning June 26, 2011 and continuing through September 30, 2011, the Company entered into stock subscription agreements with Life Media Group AG with a subscription price of Cdn$0.17 per Unit for 1,200,000 Units and raising $186,546.  Each Unit is comprised of one share of common stock of the Company and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional share of common stock of the Company at a price of Cdn$0.20 per share for a two year period following closing at any time until the two year anniversary of the closing.  The Company may require early exercise of the warrants in the event that the common shares trade at a weighted average price of Cdn$0.25 for five consecutive trading days.  On October 28, 2011, the Company issued 108,000 share purchase warrants to Garry Miller for a finder’s fees associated with a private placement.  Each warrant is exercisable to purchase one common share of the Company common stock at Cdn$0.20 per share for a period of two years from date of issue.

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

Subsequent Events

On January 2, 2012, the Company entered into a subscription agreements with certain individual whereby the company will sell up to 4,000,000 units at US$.12 per unit.  Each unit consists of one share of common stock, and one-half warrant exercisable for 2 years at $0.20. As of April 10, 2012, the Company had received subscriptions for 2,340,000 units for proceeds of $280,800.

On April 11, 2012, the Company signed a non-binding Letter of Intent (LOI) with a private equity group in Boise, Idaho, to advance and develop the South Mountain project through a Joint Venture arrangement. The LOI was approved by the Company`s Board. Under the initial terms of the LOI, the private equity group will pay the Company an initial one-million dollars ($1,000,000), and commit to spending up to an additional seventeen million dollars

($17,000,000), in stages, to move the Company`s South Mountain Project through feasibility and into production. The final agreement has not yet been signed.

Off Balance-Sheet Arrangements:

During the 12 months ended December 31, 2011 and 2010, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

During 2008 and 2009, three lease arrangements were made with land owners that own land parcels adjacent to the Company’s South Mountain patented and unpatented mining claims.  The leases were for a seven-year period, with options to renew, with annual payments (based on $20 per acre) listed in the following table.  The leases have no work requirements.

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	3-5 years	More than 5 years
Acree Lease (yearly, June)(1)	$9,040	$2,260	$4,520	$2,260	-
Lowry Lease (yearly, October)(1)(2)	$30,160	$7,540	$15,080	$7,540	-
Herman Lease (yearly, April)	$ 5,600	$1,120	$2,240	$2,240	-
Total	$44,800	$10,920	$21,840	$12,040	-

*

Amounts shown are for the lease periods years 4 through 7, a total of 3 years that remain after 2011, the second year of the lease period.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	26

Consolidated Balance Sheets at December 31, 2011 and 2010	27

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the years ended December 31, 2011 and 2010, and for
the period of exploration stage from 1991 through December 31, 2011	28

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and for the period of exploration stage from 1991 through
December 31, 2011	29-30

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended
December 31, 2011 and 2010, and for the period of exploration stage
from 1991 through December 31, 2011	31-36

Notes to Consolidated Financial Statements	37-51

.

A PROFESSIONAL SERVICES FIRM

Certified Public Accountants | Business Consultants

dm-t
decoria • maichel • teague

7307 N. Division, Suite 222
Spokane, Washington 99208

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Thunder Mountain Gold, Inc.

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. *(An Exploration Stage Company)* ("the Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated position of Thunder Mountain Gold, Inc. *(An Exploration Stage Company)* as of December 31, 2011 and 2010, and the results of its operations and comprehensive income (loss) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.
Spokane, Washington

April 12, 2012

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
December 31, 2011 and December 31, 2010
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$ 83	$ 298,232
Prepaid expenses and other assets	20,389	23,118
Deferred financing costs	91,283	62,783
Total current assets	111,755	384,133

Property, equipment and mining claims:
South Mountain Mines property	357,497	357,497
Equipment, net of accumulated depreciation	10,851	23,109
Mining leaseholds	86,080	59,930
Total property, plant, equipment and mining claims	454,428	440,536

Other assets:
Deferred financing costs, net of accumulated amortization	47,087	109,870
Total assets	$ 613,270	$ 934,539

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFECIT)

Current liabilities:
Accounts payable and other accrued liabilities	$ 275,869	$ 52,617
Convertible note payable – related party, net of discount	139,786	-
Conversion option liability	48,231	-
Total current liabilities	463,886	52,617

Derivative warrant liabilities	510,893	1,589,171
Total liabilities	974,779	1,641,788

Commitments and contingency (See Note 6)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares
authorized; 28,717,549 and 27,001,740 shares issued and outstanding, respectively	28,718	27,002
Additional paid-in capital	3,095,066	2,452,644
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to exploration stage	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(3,248,300)	(2,949,902)
Total stockholders’ equity (deficit)	(361,509)	(707,249)
Total liabilities and stockholders' equity (deficit)	$ 613,270	$ 934,539

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2011 and 2010 and

for the period of Exploration Stage 1991 through December 31, 2011

			During Exploration Stage 1991
			Through
	Years Ended, December 31,		December 31, 2011
	2011	2010	(unaudited)
Revenue:
Royalties, net	$ -	$ -	$ 328,500
Gain on sale of property and mining claims	-	-	2,576,112
Total revenue	-	-	2,904,612

Expenses:
Exploration expense	256,066	516,241	1,998,886
Legal and accounting	155,039	194,351	917,256
Management and administrative	824,021	544,932	2,956,292
Directors' fees and professional services	197,314	76,500	923,055
Depreciation	12,258	12,427	136,992
Total expenses	1,444,698	1,344,451	6,932,481

Other income (expense):
Interest and dividend income	54	177	283,980
Interest expense	(174,233)	(64,420)	(270,690)
Gain on change in fair value of
warrant liability	1,284,595	7,789	1,292,384
Loss on common stock and
warrants	(20,970)	(250,617)	(271,587)
Gain on change in fair value of conversion option liability	74,800	-	74,800
Financing expense	(17,945)	-	(17,945)
Gain on sale of securities	-	-	166,116
Impairment of investments	-	-	(52,299)
Total other income (expense)	1,146,301	(307,071)	1,204,759

Net loss before income taxes	(298,397)	(1,651,522)	(2,823,110)
Provision for income taxes	-	-	(151,496)
Net loss	(298,397)	(1,651,522)	(2,974,606)
Treasury stock cancelled	-	-	(273,694)
Comprehensive loss	$ (298,397)	$ (1,651,522)	$ (3,248,300)

Net loss per common share – basic and diluted	$ (0.01)	$ (0.08)	$ (0.20)
Weighted average common shares outstanding-basic and diluted	27,739,099	21,735,690	16,095,589

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2011 and 2010 and for the period of Exploration Stage 1991 through December 31, 2011
			During
			Exploration Stage
			1991 Through
			December 31,
Cash flows from operating activities:	2011	2010	2011 (unaudited)
Net loss	$ (298,397)	$ (1,651,522)	$ (2,974,606)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	12,258	12,427	136,992
Common stock, warrants, and options issued for services	612,945	111,000	805,267
Adjustment for anti dilution provisions	-	-	86,084
Amortization of directors’ fees prepaid
with common stock	-	-	53,400
Amortization of deferred financing costs	62,783	58,362	121,145
Amortization of loan discount	99,872	-	99,872
Compensation expense for stock issued	-	76,500	76,500
Gain on sale of mining claims and other assets	-	-	(2,736,553)
Impairment loss on securities	-	-	52,335
Gain on change in fair value of warrant liability	(1,284,595)	(7,789)	(1,292,384)
Loss on common stock and warrants	20,970	250,617	271,587
Gain on change in fair value of conversion option liability	(74,800)	-	(74,800)
Financing expense	17,945	-	17,945
Change in:
Prepaid expenses and other assets	2,729	37,949	(20,389)
Deferred financing costs	(28,500)	-	(28,500)
Accounts payable and other liabilities	223,252	(14,686)	282,301
Receivables	-	-	124,955
Net cash used by operating activities	(633,538)	(1,127,142)	(4,998,850)
Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining leaseholds	(26,150)	(10,900)	(86,080)
Purchase of equipment	-	-	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash provided (used) by investing activities	(26,150)	(10,900)	2,301,383
Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	216,539	1,251,867	2,250,406
Proceeds from exercise of stock options and warrants	-	500	508,600
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party note payable	150,000	90,000	571,500
Payments on related party note payable	(5,000)	(122,300)	(422,000)
Borrowing on notes payable	-	-	50,000
Payments on notes payable	-	(50,000)	(50,000)
Net cash provided by financing activities	361,539	1,170,067	2,531,751

Net increase (decrease) in cash and cash equivalents	(298,149)	32,025	(165,716)
Cash and cash equivalents, beginning of period	298,232	266,207	165,799
Cash and cash equivalents, end of period	$ 83	$ 298,232	$ 83

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows, continued:
For the years ended December 31, 2011 and 2010 and for the period of Exploration Stage 1991 through December 31, 2011
During
Exploration Stage
1991 Through
December 31,
	2011	2010	2011 (unaudited)

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 6,642	$ 6,058	$ 16,054
Cash paid for income taxes	$ -	$ -	$ 503,514

Non-cash investing and financing activities:
Stock issued to acquire equipment from related party	$ -	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payments related party note payable	$ -	$ -	$ 4,500

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Fair value of warrants issued in private placement classified as liabilities	$ 198,627	$ 1,596,960	$ 1,795,587

Note proceeds allocated to conversion option at
inception	$ 123,031	$ -	$ 123,031

Stock issued for deferred compensation	$ -	$ 21,000	$ 21,000

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2011 and 2010, (audited) and for the period of Exploration Stage 1991 through December 31, 2011 (unaudited)
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

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2011 and 2010 (audited), and for the period of Exploration Stage 1991 through December 31, 2011 (unaudited)
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

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2011 and 2010, (audited) and for the period of Exploration Stage 1991 through December 31, 2011 (unaudited)
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

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2011 and 2010, (audited) and for the period of Exploration Stage 1991 through December 31, 2011 (unaudited)
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

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2011 and 2010, (audited) and for the period of Exploration Stage 1991 through December 31, 2011 (unaudited)
							Retained
				Accumulated			Earnings Accumulated
			Additional	Other		Retained	During Exploration
	Common Stock		Paid-in	Comprehensive	Treasury	Earnings	Stage (1991
	Shares	Amount	Capital	Income (Loss)	Stock	(Deficit)	Through Dec. 31, 2009)	Total
Balances at December 31, 2008	14,764,580	$ 14,765	$ 1,561,492	$ -	$ (24,200)	$ (212,793)	$ (737,436)	$ 601,828

Stock issued for private placement	375,000	375	74,625	-	-	-	-	75,000
Stock issued for warrants exercised	3,120,000	3,120	431,630	-	-	-	-	434,750
Stock issued for payment on note payable
to related party	30,000	30	4,470	-	-	-	-	4,500
Stock issued for services	5,000	5	1,495	-	-	-	-	1,500
Stock issued for services	5,000	5	995	-	-	-	-	1,000
Stock options exercised	283,889	284	15,266	-	-	-	-	15,550
Anti-dilution expense on options exercised	-	-	25,550	-	-	-	-	25,550
Net loss - 2009	-	-	-	-	-	-	(560,944)	(560,944)
Balances at December 31, 2009	18,583,469	18,584	2,115,523	-	(24,200)	(212,793)	(1,298,380)	598,734

Stock and warrants issued for private placement	6,130,271	6,130	995,737	-	-	-	-	1,001,867
Allocation to warrant liability (Note 5)	-	-	(995,737)	-	-	-	-	(995,737)
Stock and warrants issued for private placement	1,250,000	1,250	248,750	-	-	-	-	250,000
Allocation to warrant liability (Note 5)	-	-	(145,316)	-	-	-	-	(145,316)
Stock issued for services	500,000	500	110,500	-	-	-	-	111,000
Stock issued to directors	450,000	450	76,050	-	-	-	-	76,500
Stock issued for deferred compensation	78,000	78	20,922	-	-	-	-	21,000
Warrants issued for deferred compensation	-	-	(16,941)	-	-	-		(16,941)
Stock issued for warrants exercise	10,000	10	490	-	-	-	-	500
Beneficial conversion feature on
related party note payable	-	-	42,666	-	-	-	-	42,666

Net loss - 2010							(1,651,522)	(1,651,522)
Balances at December 31, 2010	27,001,740	$ 27,002	$ 2,452,644		$ (24,200)	$ (212,793)	$ (2,949,902)	$ (707,249)

The accompanying notes are an integral part of these consolidated financial statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2011 and 2010, (audited) and for the period of Exploration Stage 1991 through December 31, 2011 (unaudited)
							Retained
				Accumulated			Earnings Accumulated
			Additional	Other		Retained	During Exploration
	Common Stock		Paid-in	Comprehensive	Treasury	Earnings	Stage (1991
	Shares	Amount	Capital	Income (Loss)	Stock	(Deficit)	Through Dec. 31, 2009)	Total
Balances at December 31, 2010	27,001,740	$ 27,002	$ 2,452,644		$ (24,200)	$ (212,793)	$ (2,949,902)	$ (707,249)

Stock and warrants issued for private placement	1,200,000	1,200	185,346	-	-	-	-	186,546
Allocation to warrant liability (Note 6)			(185,346)					(185,346)
Stock and warrants issued for private placement	150,000	150	29,843	-	-	-	-	29,993
Stock issued for services	237,500	238	46,012	-	-	-	-	46,250
Stock issued for options exercised	128,309	128	(128)	-	-	-	-	-
Stock options issued for services	-	-	566,695	-	-	-	-	566,695
Net loss - 2011	-	-	-	-	-	-	(298,398)	(298,398)
Balances at December 31, 2011	28,717,549	$ 28,718	$ 3,095,066	-	$ (24,200)	$ (212,793)	$ (3,248,300)	$ (361,509)

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

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at December 31, 2011 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Deferred Financing Costs

Costs associated with financing are deferred and charged to financing costs over the life of the related financing agreements. Remaining costs and the future period over which they would be charged to expense are reassessed when amendments to the related financing agreements or prepayments occur.

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

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include the carrying value of properties and mineral claims, environmental remediation liabilities, deferred tax assets and the fair value of financial and derivative instruments. Management`s estimates and assumptions are based on historical experience and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity (deficit).

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid short term investments with original maturities when acquired of three months or less to be cash and cash equivalents. The Company’s cash was held in a Merrill Lynch money market fund on December 31, 2011, and is not covered by insurance of the Federal Deposit Insurance Corporation (“FDIC”).

Fair Value Measures

Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC prioritizes the inputs into three levels that may be used to measure fair value:

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

Fair Value Measures, continued

•

Level 3: Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, a convertible note payable, conversion option liability and derivative warrant liabilities. The table below sets forth our assets and liabilities measured at fair value whether recurring or non-recurring and basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance December 31, 2011	Balance December 31, 2010	Input Hierarchy level
Recurring:
Cash and cash equivalents	$ 1,535	$ 298,232	Level 1
Derivative warrant liabilities	$ (510,893)	$ (1,589,171)	Level 2
Conversion option liability	$ (48,231)	-	Level 2
Nonrecurring:
Convertible note payable	$ 139,786	-	Level 1

There was no transfer of assets or liabilities between fair value levels during the year ended December 31, 2011 or 2010. For the conversion option liability and derivative warrant liabilities which are measured at fair value, the Company uses a Black-Scholes valuation model with inputs set forth in note 7 and 5 below, respectively.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed using the straight line depreciation method with useful lives of three to seven years. Major additions and improvements are capitalized. Costs of maintenance and repairs which do not improve or extend the life of the associated assets are expensed in the period in which they are incurred. When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income.

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

Derivative Instruments

The Company has financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contained embedded derivative features. In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the Company’s balance sheet and are measured at fair value with gains or losses recognized in earnings depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

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

Share-Based Compensation

The Company requires all share-based payments to employees and directors, including grants of employee stock options, be measured at fair value and expensed in the statement of operations over the vesting period.  In addition to the recognition of expense in the financial statements, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment of operating activity as presented in prior years.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued:

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS .  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company’s common stock.

As of December 31, 2011 and 2010, the remaining potentially dilutive common stock equivalents  not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

	December 31,	December 31
For periods ended	2011	2010

Convertible related party note	1,283,186	-
Stock options	2,000,000
Warrants	7,991,271	7,313,271
Total possible dilution	11,274,457	7,313,271

Accordingly, only basic EPS is presented.

Adopted Accounting Pronouncements

In January 2010, the ASC guidance for fair value measurements was updated to require additional disclosures related to movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy. Also, a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method is required.  Disclosure regarding fair value measurements for each class of assets and liabilities will be required. The updated guidance was adopted by the Company in its quarter ended March 31, 2010, except for disclosures about the activity in Level 3 fair value measurements which were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this updated guidance did not have a material impact on the Company’s consolidated financial statements.

On June 16, 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  This standard requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income.  The option to present items of other comprehensive income in the statement of change in equity is eliminated.  As a result, the presentation of other comprehensive income will be broadly aligned with IFRS.

The new requirements are generally effective for public entities in fiscal years (including interim periods) beginning after December 15, 2011.  Management does not believe ASU 2011-05 will have a material effect on the Company’s consolidated financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

2.

Property, equipment and mining claims

The following is a summary of equipment and accumulated depreciation as December 31, 2011 and 2010:

	Expected Useful Lives (years)	2011		2010
South Mountain Mines property	-	$ 357,497		$ 357,497
Plant and equipment	5	94,185		94,185
Office equipment and furniture	5	17,389		17,389
Mining claims	-	86,080		59,930
Total		555,151		529,001

Less accumulated depreciation		(100,723)		(88,465)
Property, equipment and mining claims, net		$ 454,428	-	$ 440,536

3.

Income Taxes

At December 31, 2011 and 2010, the Company had deferred tax assets which were fully reserved by valuation allowances due to the likelihood of expiration of these deferred tax benefits prior to the Company generating future taxable income sufficient to utilize the deferred tax benefits to reduce tax expense from those future periods.  The deferred tax assets were calculated based on an expected blended future tax rate of 38% for federal and Idaho purposes.  Following are the components of such assets and allowances at December 31, 2011 and 2010:

	2011	2010
Deferred tax assets arising from:
Net operating loss carryforwards	$ 1,465,000	$ 934,000
Non-deductible share-based compensation	121,000	81,000
Exploration costs	74,000	61,000
	1,660,000	1,076,000
Less valuation allowance	(1,660,000)	(1,076,000)
Net deferred tax asset	$ -	$ -

The Company has approximately $3.8 million of federal and state net operating loss carryforwards that expire in 2028 through 2030.  The Company had approximately $7.9 million of charitable contribution carryforwards that expired in 2010 resulting in a decrease of $2.7 million in deferred tax assets and related valuation allowance between 2009 and 2010.

The income tax benefit shown in the financial statements for the year ended December 31, 2011 and 2010, differs from the federal statutory rate as follows:

	2011		2010
Benefit at federal statutory rate	$ 113,000	38%	$ 628,000	38%
Permanent difference – change in fair value
of derivative liabilities	517,000	38%	3,000	38%
Permanent difference – note discount amortization	(38,000)	-38%	-
Permanent difference – loss on common stock
and warrants issued	(8,000)	-38%	(95,000)	-38%
Increase in valuation allowance	(584,000)	-196%	(536,000)	-32%
Total	-		-

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

3.

Income Taxes, continued

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized.  The Company is subject to possible tax examinations for the years 2009 through 2011.  The Company will deduct interest and penalties as interest expense on the financial statements.

4.

Stockholders’ Equity

The Company’s common stock is at $0.001 par value with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001. No preferred shares have been issued.

On September 24, 2010 (the “Closing Date”) the Company completed a private placement offering for the sale of 6,130,271 Units with proceeds of $1,001,867, which are net of $188,349 in deferred financing costs. The subscription agreements were denominated in Canadian dollars (Cdn$) at a prices of Cdn $0.20 per Unit. Each Unit was comprised of one share of the Company’s common stock (a “Common Share”) and one share purchase warrant (a “Warrant”).  Each Warrant entitles the holder to purchase one additional share of Company’s common stock for a three year period at staggered prices as follows: CDN$0.20 per share at any time until one year from the Closing Date; Cdn$0.25 per share from one year until two years from the Closing Date; and Cdn$0.30 per share from two years until three years from the Closing Date. If the Company’s common stock trades at a closing price greater than Cdn$0.50 per share for 20 consecutive trading days after six months from the Closing Date, the Company can accelerate the expiration of the Warrants by giving notice to the holders and in such case the Warrants will expire on the 30th day after the Company provides notice to the holders of the Warrants. The Company concluded that the warrants issued in the private placement and to Haywood Securities Inc., a Canadian broker dealer, meet the definition of a derivative instrument which requires that the derivative instrument be bifurcated and accounted for separately from the common equity issued in the offering unit.

Management concluded that the warrants should be classified as a liability and recorded at fair value. The Company determined the fair value of the 6,130,271 warrants issued in the offering using the Black-Scholes option pricing model. The Company determined the fair value of the warrants to be $1,434,702 along with the $6,130 par value of the common stock on the date the offering which exceeded the gross offering proceeds of $1,190,216 by $250,617.  The amount by which the par value of the common stock and fair value of the warrants exceeded the offering proceeds issued in the placement represents an additional offering expense incurred in the placement and is recorded as a loss on common stock and warrants in the statement of operations.

In conjunction with the private placement, the Board approved the issuance of 78,000 units under the placement at Cdn$.20 per Unit in full satisfaction of $21,000 in deferred compensation owed to the Company’s then Vice President and Chief Financial Officer, Eric T. Jones. Each Unit was comprised of one share of the Company’s common stock and one share purchase warrant.  As the Company’s functional currency is the U.S. Dollar and these warrants have an exercise price denoted in Canadian Dollars, derivative liability accounting is prescribed.  Using the Black-Scholes option pricing model the Company recorded a liability related to the 78,000 warrants of $16,941.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

4.

Stockholders’ Equity, continued:

On May 10, 2010, the Company issued 1.25 million Units at $0.20 per Unit in a private placement for net proceeds of $250,000. Each Unit consisted of one share of common stock and one Series A common stock purchase warrant. Each Series A warrant is exercisable at $0.20 for one-half Series B common stock purchase warrant. Each whole Series B warrant would be exercisable into one share of common stock at an exercise price of $0.75 per share. The warrants were callable by the Company in the event that the Company’s stock trades above $0.25 in the case of the Series A warrants, and above $0.94 for the Series B warrants. The Company accounted for the warrants as a derivative liability based the full ratchet and anti dilution provisions contained in the Series B warrants. The Company allocated $145,316 of the proceeds from the private placement as a long term warrant liability and recognized $30,715 loss on the warrants at December 31, 2010, as a result of an increase in fair value between the placement date and the end of the quarter, and a gain of $176,031on the warrants for the year ended December 31, 2011.  None of the warrants were exercised and expired November 10, 2011.

As consideration for a sponsorship agreement, Haywood Securities, Inc. was issued 200,000 shares of stock on January 6, 2010, that were valued at $0.22 per share, the market price on the issue date for a total cost of $44,000. This amount was expensed in management and administrative costs for Haywood Securities’ sponsorship of the Company on the TSX-V Exchange.

During 2010, the Company recorded a long term asset for the deferred financing costs related to the offering of $188,349. The deferred financing costs include listing and legal fees along with a finder’s fee paid to Haywood Securities Inc. and Bolder Investment Partners, Ltd, both Canadian broker dealers, equal to 10% of the funds received as part of the offerings. The deferred financing costs are being amortized to the statement of operations over the life of the warrants using the straight-line method, which approximates the effective interest rate method. For the years ended December 31, 2011 and 2010, the Company recognized interest expense of $62,783 and $58,362 in amortization of deferred financings costs, respectively.

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

On July 30, 2010 the Company entered in to an agreement with Cameron & Associates to provide investor relation services to the Company. As part of the consideration for the agreement the Company issued Cameron 200,000 shares of stock on August 11, 2010, that were valued at $0.25 per share, the market price on the date of issuance. The Company recognized $50,000 in management & administrative cost related to the stock issuance. In addition to the shares issued to Cameron, the Company paid a monthly fee of $5,000 through May 2011 to Cameron for services provided under the proposal plus all expenses incurred by Cameron.

On January 5, 2011, the Company issued approximately 128,000 shares of common stock to the R. Scott Barton 2005 Defined Contribution Plan for $0 in cash pursuant to the cashless exercise provisions in options held.  See note 5.

As approved by the Board on April 4, 2011, the Company issued 50,000 shares of Company common stock each to Bill Ross and Saf Dhillon in exchange for consulting services.  The total value of the stock issued and related expense on that date was $27,000.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

4.

Stockholders’ Equity, continued:

Beginning June 26, 2011 and continuing through September 30, 2011, the Company entered into stock subscription agreements with Life Media Group AG with a subscription price of Cdn$0.17 per Unit for 1,200,000 Units and raising $186,546.  Each Unit is comprised of one share of common stock of the Company and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional share of common stock of the Company at a price of Cdn$0.20 per share for a two year period following closing at any time until the two year anniversary of the closing.  The Company may require early exercise of the warrants in the event that the common shares trade at a weighted average price of Cdn$0.25 for five consecutive trading days.  As the Company’s functional currency is the U.S. Dollar and these warrants have an exercise price denoted in Canadian Dollars, derivative liability accounting is prescribed.  Using a Black-Scholes valuation, the Company recorded an initial liability related to the warrants of $198,627.

On October 28, 2011, the Company entered into an agreement to issue 108,000 share purchase warrants to Garry Miller in payment of finder’s fees associated with a private placement.  Each warrant is exercisable to purchase one common share of the Company at Cdn$0.20 per share for a period of two years from date of issue.  As the Company’s functional currency is the U.S. Dollar and these warrants have an exercise price denoted in Canadian Dollars, derivative liability accounting is prescribed.  Using a Black-Scholes valuation, the Company recorded a total liability related to the warrants of $7,688.

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

	2011	2010

Risk-free interest rate	0.25% to .45%	0.29% to 1.02%
Expected dividend yield	--	--
Expected term	2 years	1 to 3 years
Expected volatility	206.7% to 228.7%	209.1% to 279.5%

The fair value of the warrants as of December 31, 2011 and 2010 was determined using a Black-Scholes valuation model with the following inputs:

	December 31, 2011	December 31, 2010
Stock price	$0.10	$0.30
Exercise price	$0.19-$0.26	$0.20-$1.15
Expected term	.84-1.82 yrs	0.75-2.33 yrs
Estimated volatility	218%-250%	209%-280%
Discount rate	0.12%-0.25%	0.29%-1.02%

The risk-free interest rates are based on the U.S. Treasury yield curve for maturities with similar terms at the time of the grant. The expected term of warrants granted is from the date of the grant. The expected volatility is based on historical volatility.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

4.

Stockholders’ Equity, continued:

Below is detail of the warrant derivative balance at December 31, 2011 and December 31, 2010.

	2011	2010
Beginning balance	$ 1,589,172	$ -
Initial fair value of warrant derivative	206,315	1,596.959
Revaluation of warrant derivative resulting
From expiration of warrant	(43,315)	-
Net change in fair value of warrant derivative	(1,241,279)	(7,787)

Ending balance	$ 510,893	$ 1,589,172

As approved by the Board on November 28, 2011, the Company issued 100,000 shares of Company common stock to R. Llee Chapman in exchange for his services as acting Chief Financial Officer.  The total fair value of the stock issued and related expense on that date was $14,000 based on the stock price at the date of grant.  Under that same resolution, the Board agreed to grant to Mr. Chapman 100,000 shares of stock per quarter during his tenure, payable every three months from the date of the resolution.

As approved by the Board on December 5, 2011, the Company issued 37,500 shares of Company common stock to Ron Guill in exchange for consulting services in 2010 related to the South Mountain Project.  The total fair value of the stock issued and related expense on that date was $5,250 based on the stock price at the date of grant.

The following is a summary of warrants as of December 31, 2011 and 2010.

	Share Equivalent Warrants	Exercise Price	Expiration Date
Warrants:
Outstanding and exercisable at December 31, 2009	15,000	$ 0.05	August 20, 2011
Warrants exercised	(10,000)	$ 0.05	August 20, 2011
Warrants issued May 10, 2010	625,000	0.20	Three years from exercise of Series A Warrant (1)
Warrants issued September 24, 2010	6,683,271	0.24	September 30, 2013
Total warrants outstanding at December 31, 2010	7,313,271	$ 0.19
Warrants issued June 26, 2011	1,000,000	0.20	June 26, 2013
Warrants expired August 20, 2011	(5,000)
Warrants issued September 30, 2011	200,000	0.19	September 30, 2013
Warrants expired November 10, 2011	(625,000)
Warrants issued October 28, 2011	108,000	0.20	October 28, 2013
Total warrants outstanding at December 31, 2011	7,991,271	$ 0.23

(1)

Each Series A Warrant is exercisable at $0.20 for one-half a Series B Warrant; each whole Series B Warrant is exercisable for one share of common stock.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

5.

Options

The Company has established a Stock Option Incentive Plan to authorize the granting of stock options up to 10 percent of the total number of issued and outstanding shares of common stock (2,871,755 as of December 31, 2011) to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant.  The fair value of option awards granted during the year ended December 31, 2011 was estimated on the date of grant using the assumptions noted in the following table:

Stock price	$0.19 - $0.30
Exercise price	$0.20 - $0.27
Expected volatility	221.19% - 256.16%
Expected dividends	-
Expected term (in years)	3-5
Risk-free rate	1.45% - 1.68%
Expected forfeiture rate	-

The Company granted 2 million non-qualified stock options in August 2010 to certain officers, directors and outside consultants with an exercise price of $0.27.  Shareholder approval for the award was given on July 17, 2011, therefore that date is the ‘grant date’ for purposes of fair value calculations.   There was no vesting period for the options.  Management valued the options as of the date of grant using a Black-Scholes option pricing model resulting in $493,285 expense being recorded.

Total compensation cost charged against operations under the plan for employees was $295,971 and none for the years ended December 31, 2011 and 2010, respectively.  These costs are classified under management and administrative expense.  Total compensation cost charged against operations under the plan for directors and consultants was $197,314 and none for the years ended December 31, 2011 and 2010, respectively.  These costs are classified under Director’s fees and professional services.

Pursuant to a consulting agreement with R. Scott Barter, the Company issued 250,000 nonqualified options to purchase common stock with an exercise price of $0.20.  Management has valued these options as of the date of issuance using a Black-Scholes valuation method resulting in $73,410 compensation expense being recorded. These options were exercised during the year ended December 31, 2011 in a cashless manner resulting in the issuance of approximately 128,000 shares of common stock for $0 in cash.  As of December 31, 2011 no options remain outstanding under this agreement.

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	-	$-
Granted	2,250,000	0.26
Exercised	250,000	0.20
Expired	-	-
Outstanding at December 31, 2011	2,000,000	$0.27
Exercisable at December 31, 2011	2,000,000	$0.27
Weighted average fair value of options granted during the period ended December 31, 2011		$0.23

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

5.

Options, continued:

The average remaining contractual term of the options outstanding and exercisable at December 31, 2011 was 4.54 years. The aggregate intrinsic value of options exercised during the twelve months ended December 31, 2011 and 2010 was $52,500 and none, respectively, based on the excess market value of the common stock over exercise price at the date of exercise.

On September 30, 2011 the Board approved, a grant of 1.775 million options under the SIP to Directors, Executive Officers and other non-employees consultants. This grant is subject to shareholder approval in accordance with the Company`s SIP. The options have a strike price of $0.13.  The option certificates will ultimately reflect the actual date of the shareholder approval.

6.

Commitments and Contingencies

On November 30, 2011, (“Effective Date”) Thunder Mountain Resources, Inc., entered into a mining lease with option to purchase with Richard C and Carol Ann Fox for the exclusive rights to conduct exploration, feasibility work, development, mining and processing of minerals on certain mining claims in Lemhi County, Idaho.  The initial term is for thirty years and the lease grants successive, additional fifteen year terms so long as the Company is in compliance with the lease.  The Company is obligated to pay advance minimum royalty payments, the first of which was in the amount of $25,000 and was paid upon execution of the lease.  Additional payments are due as follows:

Amount	Due Date

$ 25,000	On or before 120 days after the Effective Date
50,000	On or before the 1st anniversary of the Effective Date
75,000	On or before the 2nd anniversary of the Effective Date
100,000	On or before the 3rd anniversary of the Effective Date
100,000	On or before the 4th anniversary of the Effective Date and each annivesary date thereafter

All advance minimum royalties paid will be credited against any production royalties that accrue.  If no minerals are produced from the premises, the Lessor has no obligation to refund the advance minimum royalties.

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation on the Trout Creek Project that significantly expands the Trout Creek target area. Newmont’s private mineral package added to the Project surrounds the Company’s claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement.  Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the ensuing two years, with additional expenditures possible in future years.  The Company has expended $13,270 on this project through December 31, 2011.

7.

Related Party Transactions

Of the 6,130,271 Units issued in connection with the private placement that closed on September 24, 2010, 104,000 shares were issued to related parties.

In addition to related party transactions described in note 4, 78,000 units were issued to Eric T. Jones in full satisfaction of $21,000 in deferred compensation owed to Mr. Jones by the Company, see note 4 “Stockholder’s Equity” for further discussion on the offering.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

7.

Related Party Transactions, continued:

On March 31, 2010 the Board unanimously approved a resolution authorizing a bridge loan from E. James Collord, the Company’s CEO and a director, and his wife Leta Mae Collord, Mr. Collord’s wife, in the amount of $50,000, and bearing an interest rate of 1% per month with the first payment due in thirty days.  On May 12, 2010 the Board unanimously approved to increase the loan amount to $65,000. On August 13, 2010, the Collord’s advanced the Company an additional $25,000 under the bridge loan. The purpose of the bridge loan was to provide the Company operational capital to meet its day-to-day operational needs. These funds were repaid during the year ended December 31, 2010 with proceeds received from the September 2010 private placement.

The Collords had the option that any portion or the amount loaned could be converted to shares of Company common stock at the lower of the market price on the date of conversion, or $0.15 per share. The price for the Company’s common stock exceeded the $0.15 conversion price stated in the loan on the days funds were advanced under the loan. Management determined that the favorable exercise price represents a beneficial conversion feature. Using the intrinsic value method at the loan dates, a total discount of $42,666 was recognized on the loan. The discount was amortized over the loan term using the straight-line method, which approximated the effective interest method. The Company recorded $42,666 in interest expense related to the amortization of the discount for the year ended December 31, 2010. The outstanding loan balance and accrued interest thereon was zero at December 31, 2010.

On March 30, 2010 the Board of Directors granted 450,000 shares of common stock to certain Executive Officers, Directors and outside consultants for services rendered in 2008 and 2009; see note 4 “Stockholder’s Equity” for further discussion of the awards.

At various times throughout the year as approved under Board resolution dated July 11, 2011 (the “Resolution”), Mr. Collord, the Company’s president and chief executive officer, made loans of various amounts to the Company totaling $150,000 to fund the operational needs of the Company, $5,000 of which has been repaid, leaving a discounted loan balance of $139,786 as of December 31, 2011. The Resolution specifies a maturity date of January 7, 2012, subsequently amended to May 31, 2012, and allows the conversion of any portion of the note at any time into shares of common stock at a price equal to the lower of the last private placement, or the previous 30-day rolling average of the closing price of the stock.

Management has determined that the conversion option requires separate valuation and bifurcation, and determined fair value using a Black-Scholes valuation model with inputs as per the following table.  The initial fair value of the conversion options was $123,031 and was separated from the debt host.  At initial recording it was determined that one of the loans’ conversion options had a fair value which exceeded the loan amount by $17,945.  The excess has been charged to the statement of operations as a financing expense.  As specified under ASC 815, the conversion option derivative liability has been revalued to fair value as of December 31, 2011 using a Black-Scholes valuation model with inputs per the following table.  As a result of this revaluation, a gain on change in the fair value of the conversion option derivative liability has been recorded on the statement of operations of $74,800 for the period ended December 31, 2011.

 Black-Scholes Inputs:

	At inception	At December 31, 2011
Market price	$0.15 - $0.35	$0.10
Effective price	$0.165	$0.1148
Expected term (years)	0.164 – 0.534	0.2219
Estimated volatility	160%-387%	234.18%
Risk-Free interest rate	nil*	nil*
Expected dividend yield	-	-

* - due to short expected term of the instrument

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

7.

Related Party Transactions, continued:

Below is detail of the conversion option liability balance at December 31, 2011 and December 31, 2010.

	2011	2010

Beginning balance	$ -	$ -
Initial fair value of conversion option liability	123,031	-
Net change in fair value of conversion option liability	(74,800)	-
Ending balance	$ 48,231	$ -

Conversion options outstanding at year-end	1,268,591	-
Year end weighted average per unit value	0.03802	-
Ending balance	$ 48,231	$ -

If the loans are not paid in full by the due date, the Company will deed the surface estate of the Tennessee patented mining claim, and transfer the title of a vehicle to the Collords.  Interest accrues at the rate of one percent (1%) per month and the Company has incurred $9,545 in interest expense related to the loans for the twelve months ended December 31, 2011.

8.

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

The Letter of Intent contemplates that the Company would acquire Green River in an all stock transaction with the following material terms:

•

the Hess Group, who beneficially owns or controls a majority of GREC, will assist the Company to complete a private placement offering to European investors for proceeds of $1,000,000 prior to the completion of the Acquisition (the “Company Private Placement”).  150,000 shares at US$.20 have been subscribed under this private placement as of December 31, 2011.   Additionally, the Hess Group will pursue a private placement offering of Green River shares to European investors for proceeds of a minimum of $4,000,000 (the “Green River Private Placement”),

•

the proceeds of the Green River Private Placement will be held in escrow pending completion of the Acquisition and available to the Company upon completion of the Acquisition,

•

the Company Private Placement and the Green River Private Placement would be completed by January 31, 2012,

•

completion of the Green River Private Placement would be a condition to the Company’s completion of the Acquisition,

•

the Company will issue shares of the Company to the shareholders of Green River based on an exchange ratio that will result in pre-Acquisition shareholders of the Company owning 25% and shareholders of Green River owning 75% of the Company following completion of the Acquisition,

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

8.

Subsequent Events, continued:

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

On January 2, 2012, the Company entered into a subscription agreements with certain individual whereby the company will sell up to 4,000,000 units at US$.12 per unit.  Each unit consists of one share of common stock, and one-half warrant exercisable for 2 years at $0.20. As of April 10, 2012, the Company had received subscriptions for 2,340,000 units for proceeds of $280,800.

On April 11, 2012, the Company signed a non-binding Letter of Intent (LOI) with a private equity group in Boise, Idaho, to advance and develop the South Mountain project through a Joint Venture arrangement. The LOI was approved by the Company`s Board. Under the initial terms of the LOI, the private equity group will pay the Company an initial one-million dollars ($1,000,000), and commit to spending up to an additional seventeen million dollars ($17,000,000), in stages, to move the Company`s South Mountain Project through feasibility and into production. The final agreement has not yet been signed.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2011, there were no changes in independent audit firms or consulting firms who provide accounting assistance.

During the year ended December 31, 2011, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

Changes in internal controls over financial reporting

During the quarter ended December 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subsequent to the close of the quarter an additional independent director was added to help alleviate the material weakness identified above.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section sets forth certain information with respect to the Company’s current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2011.

Directors and Executive Officers:

Name	Age	Office with the Company	Appointed to Office
Eric T. Jones	49	President, Chief Executive	Since 2006
		Officer, Director

Pete Parsley	50	Vice President, Director	Since 1999
		Exploration Manager

E. James Collord	64	Chief Operating Officer,	Since 1978
		Director

Dr. Robin S. McRae	69	Director	Since 1978

Edward D. Fields	72	Director	Since March 2006

Douglas J. Glaspey	57	Director	Since June 2008

R. Llee Chapman	53	Director, Chairman of Audit	Since January 2010
		Committee

Background and experience:

Eric T. Jones has over 20 years of varied mining, financial and entrepreneurial experience.  He has held project management positions for Hecla Mining at their Yellow Pine Mine, Stibnite, Idaho, and Environmental Manager at their Rosebud Mine, Lovelock, Nevada.  For Dakota Mining, Mr. Jones was General Mine Manager for the Stibnite, Idaho gold heap leach operation in central Idaho.  He was also engaged as a manager of a successful Boise, Idaho-based private investment fund during the period 1997-2002.  Due to Eric’s varied business experience, in 2006 the Board appointed him to the position of Secretary/Treasurer and Chief Financial Officer.  In February 2008 Eric went to work for Thunder Mountain Gold, Inc. as Chief Financial Officer, and Vice President of Investor Relations. In 2011 Eric was appointed President and Chief Executive Officer..

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

R. Llee Chapman is Chief Financial Officer, and was appointed as Director and Chairman of the Audit Committee on January 28, 2010, subsequent to the close of 2009. He is the former Regional Vice President for Newmont Mining Corporation – North America. His many years of mining experience also includes public company CFO level management in positions with Barrick Goldstrike Mines, Apollo Gold Inc., Knight Piesold & Co., Idaho General Mines (now General Moly).  Mr. Chapman holds a Bachelor of Science degree in Accounting from Idaho State University, and is a licensed CPA in Idaho and Montana.

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

Douglas J. Glaspey is currently President and Chief Operating Officer of U.S. Geothermal, Inc. Mr. Glaspey has 29 years of operating and management experience with experience in production management, planning and directing resource exploration programs, preparing feasibility studies and environmental permitting.  He formed and served as an executive officer of several private resources companies in the U.S., including Drumlummon Gold Mines Corporation and Black Diamond Corporation.  He holds a BS degree in Mineral Processing and an Associate of Science in Engineering Science.

Directorships in reporting companies:

Doug Glaspey is the only directors of the Registrant that is a director of another corporation subject to the requirements of Section 12 or Section 15(d) of the Exchange Act of 1934.

Significant Employees:

Peter Parsley remained a full-time employee for the Company during 2011.  Jim Collord commenced working for the Company in April 2007 when work on evaluation of South Mountain intensified.  Eric T. Jones became an employee in February 2008.  Both Jim Collord and Eric T. Jones voluntarily reduced their salaries to $1 per month during the early part of 2011 until the financial strength of the Company improves.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, no persons failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2011.

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

Jim Collord voluntarily reduced his salary to $12,000 per year commencing in June 2008 which continued throughout 2009 to maximize financial resources available for exploration efforts. His salary was reinstated at rate of 60,000 per year from January to August 2010. In early 2011, Mr. Collord voluntarily reduced his salary to $1/month until the finances of the Company improve.

Eric Jones commenced working for the Company in February 2008 at a 75% of a full-time rate of $100,000 per year, or $75,000 per year which was further reduced to a temporary rate of $12,000 per year starting June 1, 2009 through September 30, 2009.  His salary was returned to the 100% full-time rate of $100,000 starting in October 2009. In September 2010 his salary was increased to $110,000 per year.  In early 2011, Mr. Jones also voluntarily reduced his salary to $1/month until the finances of the Company improve.

As authorized by Board Resolution on March 30, 2010, a total of 550,000 shares of common stock were issued, of which 450,000 were issued to the Company’s Executive Officers and Directors. The stock was valued based on the fair market value of the Company’s common stock on the day of the awards. See Note 5 “Stockholder’s Equity” for further discussion of the award.

On August 24, 2010 the Board approved, subject to Shareholder approval of its SIP, a grant of 2.0 million options under the SIP to Directors, Executive Officers and other non-employees consultants. The options have a strike price of $0.27. The option certificates will reflect the actual date of the SIP by shareholders, which was July 17, 2011.

On September 30, 2011 the Board approved, a grant of 1.775 million options under the SIP to Directors, Executive Officers and other non-employees consultants. This grant is subject to shareholder approval in accordance with the Company`s SIP. The options have a strike price of $0.13. The option certificates will ultimately reflect the actual date of the shareholder approval.

Summary Compensation Table

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the Directors’ duties associated with the Company's business. There is currently no other compensation arrangements for the Company’s Directors. The following table provides certain summary information for the fiscal year ended December 31, 2011 concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers, including the Directors of the Company:

Name & Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compen- sation (US$)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings (US$)	All Other Compensation/ Directors Fee (US$)	Total (US$)
Jim Collord, Vice President/COO	2011 2010	$47,840 $76,668	- -	- $17,000	$98,640-	- -	- -	- -	$146,480 $93,668
Eric T. Jones, President & CEO	2011 2010	$51,424 $103,335	- -	$17,000	$98,640 -	- -	- -	- -	$150,064 $120,335
Pete Parsley, V.P. & Director	2011 2010	$108,295 $107,668	- -	$17,000	$98,640 -	- -	- -	- -	$206,935 $124,668
Doug Glaspey Director	2011 2010	- -	- -	$8,500	$24,660 -	- -	- -	- -	$24,660 $8,500
Robin S. McRae, Director	2011 2010	- -	- -	$8,500	$24,660 -	- -	- -	- -	$24,660 $8,500
Edward Field, Director	2011 2010	- -	- -	$8,500	$24,660 -	- -	- -	- -	$24,660 $8,500
R. Llee Chapman Director	2011 2010	- -	- -		$36,990 -	- -	- -	- -	$24,660 $8,500

There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation or retirement.

Exercise of Options:

There were no stock options exercised by executives or directors in 2011.

Long-term Incentives:

On July 17, 2011, the shareholders approved a Stock Incentive Plan (the “SIP”).  The SIP will be administered by the Compensation Committee or Board of Directors and provides for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock awards, and incentive awards to eligible individuals including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

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

Employment Contracts:

At the end of 2011, there were three paid Company employees, Pete Parsley, Eric Jones and Jim Collord.  They were employed per resolution of the Board and other than a monthly salary, plus normal burden, there are no other contractual understandings in the resolutions.  Each is reimbursed for the use of personal office equipment and phones, and Jim and Eric are reimbursed for health insurance and related costs up to a set maximum amount.  A salary service located in Elko, Nevada was used to pay employee’s salary and ensuring all appropriate taxes and employment-related state insurance was collected and paid.

2011 Share-Based Payments:

The Thunder Mountain Gold Inc. shareholders granted 2 million options to officers, directors and outside consultants in July 2011. Since the shareholders approved the SIP, the Company will recognize stock compensation expense equal to the fair value of the options granted on the date of approval. No retirement benefit, bonus, stock option or other remuneration plans are in effect with respect to the Company’s officers and directors.

On September 30, 2011 the Board approved, a grant of 1.775 million options under the SIP to Directors, Executive Officers and other non-employees consultants. This grant is subject to shareholder approval in accordance with the Company`s SIP. The options have a strike price of $0.13. The option certificates will ultimately reflect the actual date of the shareholder approval.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2011 by:

•

the Company’s named executive officers;

•

the Company’s directors at December 31, 2011;

•

all of the Company’s executive officers and directors as a group; and each person who is known to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Directors and Executive Officers
E. James Collord	1,703,200(2)(3)	5.9%
Eric T. Jones	1,978,577(2)	6.9%
G. Peter Parsley	581,962(2)	2.0%
Robin S. McRae	439,307(2)	1.5%
Edward Fields	142,393(2)	0.5%
Doug Glaspey	150,000(2)	0.5%
R. Llee Chapman	375,225(2)	1.3%
All current executive officers and directors as a group	5,459,664	19.0%
5% or greater shareholders
None	-	-

(1) Based on 28,717,549 shares of common stock issued and outstanding as of December 31, 2011.

(2) Sole voting and investment power.

(3) Includes 50,000 shares held in trust for Mr. Collord’s son, Jerritt Collord.

As of December 31, 2011, the number of shares of common stock that can be sold by officers, directors, principal shareholders, and others pursuant to Rule 144 was 3,599,429. However, as a condition to our listing on the TSX-V in 2010, our officers and directors were required to deposit their common stock totaling 4,799,239 shares, into an escrow account with Computershare Investor Services, Inc. Those escrowed shares are subject to the TSX-V’s Tier 1 escrow requirement. Those requirements provide for an 18 month escrow release mechanism with 25% of the escrowed securities being released on September 24, 2010 (the date our common shares commenced trading on the TSX-V), and 25% of the escrowed securities to be released every 6 months thereafter.  No officer or director has requested release of any of their escrowed shares, and no current officer or director has ever sold any of their shares.

Changes in Control:

The Board of Directors is aware of no circumstances which may result in a change of control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others:

During the year ended December 31, 2011, we had the following transactions with related parties:

At various times throughout the year as approved under Board resolution dated July 11, 2011 (the “Resolution”), Mr. Collord, the Company’s president and chief executive officer, made loans of various amounts to the Company totaling $150,000 to fund the operational needs of the Company, $5,000 of which has been repaid, leaving a discounted loan balance of $139,786 as of December 31, 2011. The Resolution specifies a maturity date of January 7, 2012, subsequently amended to May 31, 2012, and allows the conversion of any portion of the note at any time into shares of common stock at a price equal to the lower of the last private placement, or the previous 30-day rolling average of the closing price of the stock.

On July 17, 2011 the Company Shareholders approved of the Company SIP, and a grant of 2.0 million options under the SIP to Directors, Executive Officers and other non-employees consultants. The options have a strike price of $0.27.  The option certificates will reflect the actual date of the SIP by shareholders, which was July 17, 2011.

On September 30, 2011 the Board unanimously approved by Board Resolution, a grant of 1.775 million options under the SIP to Directors, Executive Officers and other non-employees consultants. This grant is subject to shareholder approval in accordance with the Company`s SIP. The options have a strike price of $0.13.  The option certificates will ultimately reflect the actual date of the shareholder approval.

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

Director Independence

Douglas Glaspey, and Edward Fields are independent non-employee members of the Board of Directors, as defined in FINRA Marketplace Rule 4200.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2011, as provided by DeCoria, Maichel and Teague, P.S. We expect that DeCoria, Maichel and Teague, P.S. will serve as our auditors for fiscal year 2011.

Year Ended	December 31, 2011	December 31, 2010
Audit fees (1)	$32,493	$37,390
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total Fees	$32,493	$37,390

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
101***

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements

*	Previously filed as an exhibit to Form 10-KSB, filed on April 16, 2008, SEC File No. 001-08429.

**	Filed herewith.

***

In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

DOCUMENTS INCORPORATED BY REFERENCE

None

SIGNATURES

Pursuant to the requirements of Section 143 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

   /s/ Eric T. Jones

By  ____________________________________

Eric T. Jones

President and CEO

Date:  April 16, 2012

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

 /s/ E. James Collord

By  __________________________________

E.  James Collord

Vice President and COO

Date:  April 16, 2012