Form 10-Q
period 2012-03-31
THUNDER MOUNTAIN GOLD INC
filed 2012-05-21
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 17, 2012:  30,067,549

THUNDER MOUNTAIN GOLD INC.

FORM 10-Q

PART I – Financial Information

3

Item 1. Financial Statements

3

Item 2.  Management's Discussion and Analysis or Plan of Operation

15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

27

Item 4.  Controls and Procedures

27

PART II

28

Item 1.  Legal Proceedings.

28

Item 1A. Risk Factors.

28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

28

Item 3.  Defaults Upon Senior Securities.

28

Item 4.  Mine Safety Disclosures

28

Item 5.  Other Information

28

Item 6.  Exhibits

29

SIGNATURES

30

PART I – Financial Information

Item 1. Financial Statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
March 31, 2012 and December 31, 2011	March 31,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$ 11,504	$ 83
Prepaid expenses and other assets	24,277	20,389
Deferred financing costs	91,283	91,283
Total current assets	127,064	111,755

Property, equipment and mining claims:
South Mountain Mines property	357,497	357,497
Equipment, net of accumulated depreciation	8,444	10,851
Mining leaseholds	112,200	86,080
Total property, equipment and mining claims	478,141	454,428

Other assets:
Deferred financing costs, net of accumulated amortization	31,391	47,087
Total assets	$ 636,596	$ 613,270

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$ 140,191	$ 155,125
Deferred payroll	167,743	120,744
Convertible note payable - related party, net of discount	147,359	139,786
Conversion option liability – related party	33,445	48,231
Total current liabilities	488,738	463,886

Derivative warrant liabilities	323,983	510,893
Total liabilities	812,721	974,779

Commitments (See Note 3)

Stockholders' equity (deficit):
Preferred stock; $0.001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares
authorized; 30,067,549 and 28,717,549 shares issued and outstanding,
respectively	30,068	28,718
Additional paid-in capital	3,253,716	3,095,066
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(3,222,916)	(3,248,300)
Total stockholders' equity (deficit)	(176,125)	(361,509)
Total liabilities and stockholders' equity (deficit)	$ 636,596	$ 613,270

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)			During
			Exploration
			Stage
			1991
	Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012
Revenue:
Royalties, net	$ -	$ -	$ 328,500
Gain on sale of property and mining claims	-	-	2,576,112
Total revenue	-	-	2,904,612

Operating expenses:
Exploration expenses	41,640	53,836	2,040,526
Legal and accounting	29,595	28,678	946,851
Management and administrative	79,544	124,982	3,035,836
Directors' fees and professional services	-	-	923,055
Depreciation and depletion	2,407	3,064	139,399
Total operating expenses	153,186	210,560	7,085,667

Other income (expense):
Interest and dividend income	-	47	283,980
Interest expense	(24,495)	(15,805)	(295,184)
Gain on change in fair value of warrant liability	186,910	477,955	1,479,294
Gain on change in fair value of conversion option liability	16,155	-	90,954
Loss on common stock and warrants	-	-	(271,587)
Financing expense	-	-	(17,945)
Gain on sale of securities	-	-	166,116
Impairment of investments	-	-	(52,299)
Total other income	178,570	462,197	1,383,329

Net income (loss) before income taxes	25,384	251,637	(2,797,726)
(Provision) for income taxes	-	-	(151,496)
Net income (loss)	25,384	251,637	(2,949,222)
Treasury stock cancelled	-	-	(273,694)
Comprehensive income (loss)	$ 25,384	$ 251,637	$(3,222,916)

Net income (loss) per common share-basic and diluted	Nil	$ 0.01	$ (0.20)
			.
Weighted average common shares outstanding-basic and diluted	29,343,373	27,001,740	16,432,369

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)			During
Consolidated Statements of Cash Flows			Exploration
(Unaudited)			Stage
			1991
	Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012

Cash flows from operating activities:
Net income (loss)	$ 25,384	$ 251,637	$ (2,949,222)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and depletion	2,407	3,064	139,399
Common stock, warrants and options issued for services	10,000	-	815,266
Adjustment for anti-dilution provisions	-	-	86,084
Amortization of directors' fees prepaid with common stock	-	-	53,400
Amortization of deferred financing costs	15,696	15,696	108,341
Amortization of loan discount	3,941	-	103,813
Compensation expense for stock issued	-	-	76,500
Gain on sale of mining claims and other assets	-	-	(2,736,553)
Impairment loss on securities	-	-	52,335
Gain on change in fair value of warrant liability	(186,910)	(477,955)	(1,479,294)
Loss on common stock and warrants	-	-	271,587
Gain on change in fair value of conversion option liability	(16,155)	-	(90,954)
Financing expense	-	-	17,945
Change in:
Prepaid expenses and other assets	(3,887)	(309)	(24,278)
Receivables	-	-	124,955
Accounts payable and other liabilities	(11,934)	(86,333)	149,624
Deferred payroll	43,999	65,747	164,743
Net cash used by operating activities	(117,459)	(228,453)	(5,116,309)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining leaseholds	(26,120)	-	(112,200)
Purchase of equipment	-	-	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash provided (used) by investing activities	(26,120)	-	2,275,263

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	150,000	-	2,400,406
Proceeds from exercise of stock options and warrants	-	-	508,600
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party note payable	5,000	-	576,500
Payments on related party note payable	-	-	(422,000)
Borrowing on notes payable	-	-	50,000
Payments on note payable	-	-	(50,000)
Net cash provided by financing activities	155,000	-	2,686,751

Net increase (decrease) in cash and cash equivalents	11,421	(228,453)	(154,295)
Cash and cash equivalents, beginning of period	83	298,232	165,799
Cash and cash equivalents, end of period	$ 11,504	$ 69,779	$ 11,504

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

During Exploration
Stage
1991
	Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012
Stock issued to acquire equipment from
related party	$ -	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Stock issued for payments on related party note
payable	$ -	$ -	$ 4,500

Fair value of warrants issued in private placement
classified as liabilities	$ -	$ -	$ 1,795,587

Note proceeds allocated to conversion option at
inception	$ 1,368	$ -	$ 123,031

Stock issued for deferred compensation	$ -	$ -	$ 21,000

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

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at March 31, 2012 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

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

	Balance March 31, 2012	Balance December 31, 2011	Input Hierarchy level
Recurring:
Cash and cash equivalents	$ 11,504	$ 83	Level 1
Derivative warrant liabilities	$ (323,983)	$ (510,893)	Level 2
Conversion option liability	$ (33,445)	$ (48,231)	Level 2

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued

For the warrant liabilities which are measured at fair value on a recurring basis, the Company uses the Black-Scholes valuation model with the following inputs as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Stock price	$0.08	$0.10
Exercise price	$0.20 - $0.27	$0.19 - $.26
Expected term	0.675 - 1.88 yrs	0.84 - 1.82 yrs
Estimated volatility	218% - 243%	218% - 250%
Risk-Free interest rate	0.19% - 0.33%	0.12% - 0.25%
Expected dividend yield	-	-

For the conversion option which is measured at fair value, the Company uses the Black-Scholes valuation model with inputs set forth in note 5 below.

Income Taxes

The Company recognizes deferred income tax liabilities or assets at the end of each period using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company has evaluated all tax positions for open years and has concluded that it has no material unrecognized tax benefits.  Management estimates their effective tax rate for the year ended December 31, 2012 will be 0%.

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company’s common stock.

As of March 31, 2012 and 2011, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

	March 31,	March 31,
For periods ended	2012	2011

Convertible note - related party	1,672,241	-
Stock options	2,000,000	-
Warrants	8,616,271	7,313,271
Total possible dilution	12,288,512	7,313,271

Accordingly, only basic EPS is presented.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

2.

Stockholders’ Equity

On January 2, 2012, the Company entered into a subscription agreements with certain individual whereby the Company will sell up to 4,000,000 units at US$0.12 per unit.  Each unit consists of one share of common stock, and one-half warrant exercisable for 2 years at $0.20. As of March 31, 2012, the Company has issued 1,250,000 shares under this agreement.

The following is a summary of warrants as of March 31, 2012:

	Share Equivalent Warrants	Exercise Price	Expiration Date
Warrants:
Warrants issued September 24, 2010	6,683,271	$ 0.24	September 30, 2013
Warrants issued June 26, 2011	1,000,000	0.19	June 26, 2013
Warrants issued September 30, 2011	200,000	0.19	September 30, 2013
Warrants issued October 28, 2011	108,000	0.20	October 28, 2013
Warrants issued February 17, 2012	625,000	0.20	February 17, 2014
Total warrants outstanding at March 31, 2012	8,616,271	$ 0.23

3.

Commitments

On November 30, 2011, (“Effective Date”) Thunder Mountain Resources, Inc., entered into a mining lease with option to purchase with Richard C and Carol Ann Fox for the exclusive rights to conduct exploration, feasibility work, development, mining and processing of minerals on certain mining claims in Lemhi County, Idaho.  The initial term is for thirty years and the lease grants successive, additional fifteen year terms so long as the Company is in compliance with the lease.  The Company is obligated to pay advance minimum royalty payments, the first of which was in the amount of $25,000 and was paid upon execution of the lease.  An additional payment of $25,000 was made in the quarter ended March 31, 2012 in accordance with the lease terms.  Additional payments are due as follows:

Amount	Due Date

$ 50,000	On or before the 1st anniversary of the Effective Date
75,000	On or before the 2nd anniversary of the Effective Date
100,000	On or before the 3rd anniversary of the Effective Date
100,000	On or before the 4th anniversary of the Effective Date and each anniversary date thereafter

All advance minimum royalties paid will be credited against any production royalties that accrue.  If no minerals are produced from the premises, the lessor has no obligation to refund the advance minimum royalties.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

3.

Commitments, continued:

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation on the Trout Creek Project that significantly expands the Trout Creek target area. Newmont’s private mineral package added to the Project surrounds the Company’s claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement.  Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the ensuing two years, with additional expenditures possible in future years.  The Company has expended $13,270 on this project to date.

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

The Letter of Intent contemplates that the Company would acquire Green River in an all stock transaction with the following material terms:

The Hess Group – who beneficially owns or controls a majority of GREC - will assist the Company to complete a private placement offering to European investors for proceeds of $1,000,000 prior to the completion of the Acquisition (the “Company Private Placement”).  150,000 shares at US$.20 have been purchased under this private placement as of December 31, 2011.   Additionally, the Hess Group will pursue a private placement offering of Green River shares to European investors for proceeds of a minimum of $4,000,000 (the “Green River Private Placement”),

•

the proceeds of the Green River Private Placement will be held in escrow pending completion of the Acquisition and available to the Company upon completion of the Acquisition,

•

the Company Private Placement and the Green River Private Placement would be completed by January 31, 2012, (had not been completed as of May 17, 2012)

•

completion of the Green River Private Placement would be a condition to the Company’s completion of the Acquisition,

•

the Company will issue shares of the Company to the shareholders of Green River based on an exchange ratio that will result in pre-Acquisition shareholders of the Company owning 25% and shareholders of Green River owning 75% of the Company following completion of the Acquisition,

•

the Company will change its name to “Thunder Mountain Resources, Inc.” upon completion of the Acquisition,

•

the Company will pursue both the exploration and development of the Company’s existing mineral properties and the Green River oil and gas properties following completion of the Acquisition.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

3.

Commitments, continued:

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

4.

Related Party Transactions

At various times throughout the 2011 and January 2012 as approved under Board resolution dated July 11, 2011 (the “Resolution”), Mr. Collord, the Company’s Vice-President and chief operations officer, made loans of various amounts to the Company totaling $155,000 to fund the operational needs of the Company, $5,000 of which has been repaid, leaving a discounted loan balance of $147,359 as of March 31, 2012. The Resolution specifies a maturity date of January 7, 2012, subsequently amended to May 31, 2012, and allows the conversion of any portion of the note at any time into shares of common stock at a price equal to the lower of the last private placement, or the previous 30-day rolling average of the closing price of the stock.

Management determined that the conversion option requires separate valuation and bifurcation, and determined fair value using a Black-Scholes valuation model with inputs as per the following table.  The total initial fair value of the conversion options was $126,151.  At initial recording it was determined that one of the loans’ conversion options had a fair value which exceeded the loan amount by $17,945.  The excess was charged to the statement of operations in 2011 as a financing expense from conversion option.

The conversion option derivative liability has been revalued to fair value as of March 31, 2012 using a Black-Scholes valuation model with inputs per the following table.  As a result of this revaluation, a gain on change in the fair value of the conversion option derivative liability has been recorded on the statement of operations and comprehensive income (loss) of $16,155 for the period ended March 31, 2012.

Below is detail of the conversion option liability balance at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Beginning balance	$ 48,231	$ -
Initial fair value of conversion option liability	1,369	123,031
Net change in fair value of conversion option liability	(16,155)	(74,800)
Ending balance	$ 33,445	$ 48,231

Common shares relating to the conversion options	1,672,241	1,268,591
Period end weighted average per unit value	0.02	0.038
Ending balance	$ 33,445	$ 48,231

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

4.

Related Party Transactions, continued

Black-Scholes Inputs:

At March 31, 2012
Market price	$0.08
Effective price	$0.0897
Expected term (years)	0.167
Estimated volatility	149.65%
Risk-Free interest rate	.07%
Expected dividend yield	-

If the loans are not paid in full by the due date, the Company will deed the surface estate of the Tennessee patented mining claim, and transfer the title of a vehicle to the Collords.  Interest accrues at the rate of one percent (1%) per month and the Company has incurred $4,361 in interest expense related to the loans for the three months ended March 31, 2012.

5.

Subsequent Events

On March 20, 2012, the Company signed a non-binding Letter of Intent (LOI) with Idaho State Gold Company, LLC (“ISGC”), Idaho, to advance and develop the South Mountain project through a Joint Venture arrangement. The LOI was approved by the Company`s Board. Under the initial terms of the LOI, ISGC will commit to spending up to eighteen million dollars ($18,000,000), in stages, to move the Company`s South Mountain Project through feasibility and into production. The final agreement has not yet been signed.

On April 30, 2012 the Company executed a convertible promissory note in the amount of $1,000,000. Pursuant to section 3 of the Joint Venture Proposal, the Company issued a Convertible Promissory Note (the “Convertible Note”)   ISGC is also a shareholder of the Company, and G. Peter Parsley, a director on the Company’s board and shareholder of the Company,  and is employed by ISGC. The Company received $1,000,000 at Closing on May 1, 2012. The issuance and sale of the Convertible Note is subject to the approval of the Toronto Stock Exchange Venture Listing. Other stipulations are as follows:

•

Pursuant to the Joint Venture Proposal, ISGC purchased a Convertible Note in the principal amount of US$1,000,000. The Convertible Note bears interest at eight percent (8%) per annum, and matures at the earlier of the following dates: (i) June 30, 2012; or  (ii) 14 business days after the date the Company and ISGC have agreed not to enter into a Joint Venture Agreement. The Company may prepay the Convertible Note only with the consent of ISGC.

•

If ISGC and Company negotiate and execute a definitive joint venture agreement and complete their respective initial contributions prior to the maturity date of the Convertible Note, then the outstanding principal and accrued interest is deemed a capital contribution by ISGC to the new Joint Venture.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

5.

Subsequent Events, continued

•

If ISGC and the Company do not execute a definitive joint venture agreement and complete their respective initial contributions prior to the maturity date of the Convertible Note, then (i) at the election of the ISGC, all or any portion of the outstanding principal and accrued interest under the Convertible Note can be converted into shares of the Company’s Common Stock at  the Conversion Price  of $0.08 per share; and (ii) any balance owed under the Convertible Note that is not converted by ISGC will then become immediately due and payable.  There are no registration rights granted to ISGC under the terms and conditions of the Convertible Note.

•

The entire unpaid principal sum of this Note, together with all accrued and unpaid interest thereon, shall become immediately due and payable upon the occurrence of: (i) bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings or relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company; or (ii) the Company shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business; or such a receiver or trustee shall otherwise be appointed. The Convertible Note requires that the Company grant ISGC a first priority security interest over all of the Company’s assets.

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 2012. The following statements may be forward-looking in nature and actual results may differ materially.

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

South Mountain Project, Owyhee County, Idaho (South Mountain Mines, Inc.)

The Company’s land package at South Mountain consists of a total of approximately 1,158 acres, consisting of (i)  17 patented claims (326 acres)  the Company owns outright; (ii) lease on private ranch land (542 acres); and,, (iii)  21 unpatented lode mining claims on BLM managed land (290 acres).  The Company is negotiating for additional private land surrounding the existing land package. We also have applied for leases on Idaho State Lands for approximately 3,100 acres, expected to be finalized during 2012.  All holdings are located in the South Mountain Mining District, Owyhee County, Idaho.

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

A detailed list of the claims is as follows:

Patented land owned by Thunder Mountain Gold. Seventeen (17) patented mining claims totaling 326 acres:

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

All those certain unpatented lode claims situated in Lander County, Nevada, more particularly described as follows below:

Name of Claim	Lander Co. Doc. No.	BLM NMC No.
TC-1	0248677	965652
TC-2	0248678	965653
TC-3	0248679	965654
TC-4	0248680	965655
TC-5	0248681	965656
TC-6	0248682	965657
TC-7	0248683	965658
TC-8	0248684	965659
TC-9	0248685	965660
TC-10	0248686	965661
TC-11	0248687	965662
TC-12	0248688	965663
TC-31	0248707	965682
TC-32	0248708	965683
TC-51	0248727	965702
TC-52	0248728	965703
TC-53	0248729	965704
TC-54	0248730	965705
TC-55	0248731	965706

Name of Claim	Lander Co. Doc. No.	BLM NMC No.
TC-56	0248732	965707
TC-57	0248733	965708
TC-58	0248734	965709
TC-59	0251576	988946
TC-60	0251577	988947
TC-61	0251578	988948
TC-62	0251579	988949
TC-63	0251580	988950
TC-64	0251581	988951
TC-65	0251582	988952
TC-66	0251583	988953
TC-67	0251584	988954
TC-68	0251585	988955
TC-69	0251586	988956
TC-70	0251587	988957
TC-71	0251588	988958
TC-72	0251589	988959
TC-73	0251590	988960
TC-74	0251591	988961
TC-75	0251592	988962
TC-76	0251593	988963
TC-77	0251594	988964
TC-78	0251595	988965

Name of Claim	Lander Co. Doc. No.	BLM NMC No.
TC-79	0251596	988966
TC-80	0251597	988967
TC-81	0251598	988968
TC-82	0251599	988969
TC-83	0251600	988970
TC-84	0251601	988971
TC-85	0251602	988972
TC-86	0251603	988973
TC-87	0251604	988974
TC-88	0251605	988975
TC-89	0251606	988976
TC-90	0251607	988977
TC-91	0251608	988978
TC-92	0251609	988979
TC-93	0251610	988980
TC-94	0251611	988981
TC-95	0251612	988982
TC-96	0251613	988983

The Trout Creek property is located approximately 155 air miles northeast of Reno, Nevada, or approximately 20 miles SW of Battle Mountain, Nevada, in Sections 10, 11, 14, 16, 21, 22, 27; T.29N.; R.44E. Mount Diablo Baseline & Meridian, Lander County, Nevada. Latitude:      40   23’ 36” North, Longitude: 117   00’ 58” West. The property is accessible by traveling south from Battle Mountain Nevada on state highway 305, which is paved. After traveling approximately 20 miles, turn east off the highway on an unimproved public dirt road, and travel approximately 2 miles to the claims. The property is generally accessible year round. There is no power, no water other than seasonal surface precipitation, and there are no improvements on the property.

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

Results of Operations:

The Company had no revenues and no production for the three months ended March 31, 2012 and 2011. Expenses for the three months ended March 31, 2012 decreased by $57,374 or 27%, compared with $210,560 for the three months ended March 31, 2011. The decrease is a result of lower management and administrative expenses while the company focused on financing activities. Exploration expense for the quarter held steady at $41,640, as management focused on financing, and the completion of the South Mountain Joint Venture with Idaho State Gold. Management and administrative expenses decreased by $45,438 or 36% to $79,544 for the quarter. There were no director`s fees during the quarter. The Board decreased the salaries of Jim Collord and Eric Jones to $1.00 per month during June of 2011 until financial conditions of the company improve. The Company experienced professional fees during the quarter (legal and accounting) of $29,529, which is approximately the same as they were one year ago for the quarter ended March 31, 2011.

Total other income for the three months ended March 31, 2012 was $178,570, a reduction of $283,627 or 61% from total other income of $462,197 over the same period as last year. The decrease in other income is primarily due to the lower gain recognized on the fair value of the warrant liability recorded on the balance sheet. The Company also experienced a slight decrease in interest expense during the quarter due to the decreased borrowing from a related party during the third quarter of 2011.

Liquidity and Capital Resources:

On March 31, 2012, the Company had total current liabilities of $488,738. Current liabilities increased by $24,852 compared to year end December 31, 2011 primarily due to the increase in deferred payroll, and short term convertible note payable to a related party.

Total liabilities decreased during the quarter due to a decrease in the fair value of the stock purchase warrants issued in private placements completed during 2010 and 2011. The Company has accounted for the warrants as derivative instruments which have been valued using a Black Scholes fair value model. The Company recognized a long-term liability of $323,983 related to the warrants at the date of issuance and has recognized a gain of $186,910 on the warrants during the three months ended March 31, 2012, as a result of a decrease in fair value of the warrants between December 31, 2011, and the end of the first quarter of 2012.

For the three month period ended March 31, 2012, net cash used by operating activities was $117,459, consisting of our year to date net income of $25,384, less non non-cash expenses for depreciation, amortization of deferred financing costs, changes in the fair value of the warrant liability and accounts payable and other accrued liabilities.  This compares with $228,453 used by operating activities for the three months ended March 31, 2011. Cash flows from investing activities used $26,120 related to the purchase of mining claims, and $155,000 was provided by financing activities for the three month period ended March 31, 2012.

We are an exploration stage company and have incurred losses since our inception.  The notes to our financial statements for the year ended December 31, 2011, together with the opinion of our independent auditors included “going concern” explanatory paragraphs.

Management actions in addressing the “going concern”:

Management believes that the Company currently has cash sufficient to support an exploration program as outlined in Managements Discussion & Analysis above based on the following:

•

As of May 15, 2012, the Company currently has $890,523 of cash in our bank accounts, which is sufficient to fund non-exploration activities and administrative expenses for the next three months while additional financing is put in place.

•

On July 22, 2011, the Company engaged IBK Capital in Toronto, Ontario Canada, to raise up to Cdn$3M in an non-brokered private placement. The Company paid $12,500 in fees. Terms of the placement will be determined after IBK Capital completes their due diligence on the Company, took approximately 60 days. There will be finder’s fees associated with any financing IBK Capital completes.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 12, 2012, the Company initiated a Non-Brokered Private Placement to accredited investors in Europe, the U.S., and such other jurisdictions as may be agreed to by the Company, for up to 8.3M Units at US$0.12 per Unit. Each Unit consists of one share of THMG/THM common stock, and one-half share purchase warrant - to purchase the common stock at $0.20 per share, valid for 12 months after the close of the financing.

The net proceeds of the Offering shall be used primarily to complete the acquisition of the Iron Creek Cobalt Gold project, initiation of the exploration on the Thunder Mountain Gold/Newmont Mining Trout Creek Joint Venture, and general corporate purposes for the completion of the Green River Energy merger.

The Company shall obtain any regulatory approval and any other consents that may be required to permit the Offering, including the approval of the TSX Venture Exchange. The securities offered hereby have not and will not be registered under the United States Securities Act of 1933 (the “1933 Act”) and may not be offered or sold in the United States or to U.S. persons (as defined in Regulation S under the 1933 Act) unless the securities have been registered under the 1933 Act, or are otherwise exempt from such registration.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

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

During the quarter ended March 31, 2012, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Collord

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Collord

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (v) Notes to Financial Statements

_____________________

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

Date: May 21, 2012

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ R. Llee Chapman

R. Llee Chapman

Chief Financial Officer

Date: May 21, 2012