Form 10-Q
period 2012-06-30
THUNDER MOUNTAIN GOLD INC
filed 2012-08-20
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at June 30, 2012 :  30,067,549

THUNDER MOUNTAIN GOLD INC.

FORM 10-Q

PART I – Financial Information

3

Item 1. Financial Statements

3

Item 2.  Management's Discussion and Analysis or Plan of Operation

13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

25

Item 4.  Controls and Procedures

25

PART II

26

Item 1.  Legal Proceedings.

26

Item 1A. Risk Factors.

26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

26

Item 3.  Defaults Upon Senior Securities.

26

Item 4.  Mine Safety Disclosures

26

Item 5.  Other Information

26

Item 6.  Exhibits

27

SIGNATURES

28

PART I – Financial Information

Item 1. Financial Statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
June 30, 2012 and December 31, 2011	June 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$ 634,667	$ 83
Prepaid expenses and other assets	15,244	20,389
Deferred financing costs	-	91,283
Total current assets	649,911	111,755

Property, equipment and mining claims:
South Mountain Mines property	357,497	357,497
Equipment, net of accumulated depreciation	6,572	10,851
Mining leaseholds	114,460	86,080
Total property, equipment and mining claims	478,529	454,428

Other assets:
Deferred financing costs, net of accumulated amortization	-	47,087
Total assets	$ ,128,440	$ 613,270

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$ 94,394	$ 155,125
Deferred payroll	177,907	120,744
Note payable - related party	5,000	139,786
Conversion option liability	-	48,231
Convertible Note Payable	1,000,000
Total current liabilities	1,277,301	463,886

Derivative warrant liabilities	703,213	510,893
Total liabilities	1,980,514	974,779

Commitments (See Note 4)

Stockholders' equity (deficit):
Preferred stock; $0.001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares
authorized; 30,167,549 and 28,717,549 shares issued and outstanding,
respectively	30,168	28,718
Additional paid-in capital	3,643,616	3,095,066
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(4,288,865)	(3,248,300)
Total stockholders' equity (deficit)	(852,074)	(361,509)
Total liabilities and stockholders' equity (deficit)	$ 1,128,440	$ 613,270

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)						During
						Exploration
						Stage
						1991
	Three Months Ended			Six Months Ended		Through
	June 30,			June 30,		June 30,
	2012		2011	2012	2011	2012
Revenue:
Royalties, net	$ -		$ -	$ -	$ -	$ 328,500
Gain on sale of property and
mining claims	-		-	-	-	2,576,112
Total revenue	-		-	-	-	2,904,612

Expenses:
Exploration expenses	55,185		66,901	96,825	120,737	2,095,712
Legal and accounting	58,321		51,692	87,916	80,370	1,005,171
Management and administrative	72,342		189,484	151,886	314,465	3,108,178
Directors' fees and professional services	-		-	-	-	923,055
Depreciation and depletion	1,872		3,065	4,279	6,129	141,271
Total expenses	187,720		311,142	340,906	521,701	7,273,387

Other income (expense):
Interest and dividend income	-		6	0	53	283,980
Interest expense	(517,442)		(17,212)	(541,937)	(33,017)	(812,627)
Gain (loss) on fair value of
warrant liability	(379,230)		517,065	(192,320)	995,020	1,100,064
Loss on common stock and warrants	-		(7,926)	-	(7,926)	(271,587)
Gain (Loss) on change in fair value of conversion
option liability	18,444			34,599	-	109,399
Financing expense	-			-	-	(17,945)
Gain on foreign currency translation	-			-	-	-
Gain on sale of securities	-			-	-	166,116
Impairment of investments	-			-	-	(52,299)
Total other income (expense)	(878,228)	-	491,933	(699,658)	954,130	505,101

Net income (loss) before income taxes	(1,065,948)		180,791	(1,040,564)	432,429	(3,863,674)
(Provision) for income taxes	-		-	-	-	(151,496)
Net income (loss)	(1,065,948)		180,791	(1,040,564)	432,429	(4,015,170)
Treasury stock cancelled	-			-	-	(273,694)

Comprehensive income (loss)	$(1,065,948)		$ 180,791	$ (1,040,564)	$ 432,429	$(4,288,864)

Net income (loss) per common
share-basic and diluted	$ (0.04)		$ 0.01	$ (0.03)	$ 0.02	$ (0.26)
						.
Weighted average common
shares outstanding-basic and diluted	30,154,750		27,256,499	29,743,212	27,124,006	16,629,292

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Statements of Cash Flows (Unaudited)
			During Exploration
			Stage
	Six Months Ended		1991 Through
	June 30,		June 30,
	2012	2011	2012
Cash flows from operating activities:
Net income (loss)	$(1,040,564)	$ 432,429	$ (4,015,170)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and depletion	4,279	6,129	141,271
Common stock, warrants and options issued
for services	10,000	72,000	815,266
Adjustment for anti-dilution provisions	-	-	86,084
Amortization of directors' fees prepaid
with common stock	-	-	53,400
Amortization of deferred financing costs	138,370	31,391	259,515
Amortization of loan discount	395,214		495,086
Compensation expense for stock issued	-	-	76,500
Gain on sale of mining claims and other assets	-	-	(2,736,553)
Impairment loss on securities	-	-	52,335
Gain on change in fair value of warrant liability	192,320	(995,020)	(1,100,064)
Loss on common stock and warrants	-	7,926	271,587
Gain on change in fair value of conversion option
liability	(48,231)		(123,031)
Financing expense	-		17,945
Change in:
Prepaid expenses and other assets	5,144	5,660	(15,246)
Receivables	-		124,955
Deferred financing costs			(28,500)
Accounts payable and other liabilities	(3,568)	46,137	278,734
Net cash used by operating activities	(347,036)	(393,348)	(5,345,886)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining leaseholds	(28,380)	(3,380)	(114,460)
Purchase of equipment	-	-	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash provided (used) by investing activities	(28,380)	(3,380)	2,273,003

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	150,000	-	2,400,406
Proceeds from exercise of stock options and warrants	-	-	508,600
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party note payable	5,000	110,000	576,500
Payments on related party note payable	145,000)	-	(567,000)
Borrowing on notes payable	1,000,000	-	1,050,000
Payments on note payable	-	-	(50,000)
Net cash provided by financing activities	1,010,000	110,000	3,541,751

Net increase (decrease) in cash and cash equivalents	634,584	(286,728)	468,868
Cash and cash equivalents, beginning of period	83	298,232	165,799
Cash and cash equivalents, end of period	$ 634,667	$ 11,504	$ 634,667

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Statements of Cash Flows (continued) (Unaudited)

During Exploration
Stage
1991
	Six Months Ended		Through
	June 30,		June 30,
	2012	2011	2012
Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:

Stock issued to acquire equipment from
related party	$ -	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Stock issued for payments on related party note
payable	$ -	$ -	$ 4,500

Fair value of warrants issued in private placement
classified as liabilities	$ -	$ 178,813	$ 1,795,587

Note proceeds allocated to conversion option at
inception	$ -	$ -	$ 123,031

Stock issued for deferred compensation	$ -	$ -	$ 21,000

Beneficial conversion feature in note payable	$ 375,000	$ -	$ 375,000

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

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at June 30, 2012 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

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

	Balance June 30, 2012	Balance December 31, 2011	Input Hierarchy level
Recurring:
Cash and cash equivalents	$ 634,667	$ 83	Level 1
Derivative warrant liabilities	$ (703,213)	$ (510,893)	Level 2
Conversion option liability	$ -	$ (48,231)	Level 2

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued

Fair Value Measures, continued

For the warrant liabilities which are measured at fair value on a recurring basis, the Company uses the Black-Scholes valuation model with the following inputs as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Stock price	$0.16	$0.10
Exercise price	$0.16 - $0.195	$0.19 - $.26
Expected term	0.41 - 1.4 yrs	0.84 - 1.82 yrs
Estimated volatility	216% - 248%	218% - 250%
Risk-Free interest rate	0.21% - 0.33%	0.12% - 0.25%
Expected dividend yield	-	-

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

As of June 30, 2012 and 2011, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

	June 30,	June 30,
For periods ended	2012	2011

Convertible debt	12,500,000	-
Stock options	2,000,000	-
Warrants	8,616,271	8,313,271
Total possible dilution	23,116,271	8,313,271

Accordingly, only basic EPS is presented.

2.

Note Payable

On April 30, 2012 the Company executed a convertible promissory note payable to Idaho State Gold Company, LLC (“ISGC”) in the principal amount of $1,000,000.  The note bears interest at the rate of eight percent (8%) per annum.  The due date of the note was the earlier of June 30, 2012 or the date that is fourteen business days following the date on which the parties mutually agree to not enter into a joint venture agreement.  Prior to maturity, the parties verbally agreed to an additional extension of the maturity date.  As of the date of the release of these financial statements, the note is not considered to be in default.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

2.

Note Payable, continued

Under the terms of the note, if ISGC and Company do not negotiate and execute a definitive joint venture agreement and complete their respective initial contributions prior to the maturity date of the Convertible Note, then at the election of ISGC, all or any portion of the outstanding principal and accrued interest can be converted into shares of the Company’s common stock at the conversion price of $.08 USD per share.  Any balance not so converted would be immediately due and payable.  The convertible note required that the Company grant ISGC a first priority security interest over all of the Company’s assets

The Company has recognized interest expense related to this note in the amount of $13,370 during the six months ended June 30, 2012.

The price for the Company’s common stock exceeded the $0.08 conversion price stated in the loan on the day funds were advanced under the loan. Management determined that the favorable exercise price represents a beneficial conversion feature. Using the intrinsic value method at the loan date a total discount of $375,000 was recognized on the loan.  As the initial loan maturity date was June 30, 2012, as of that date the full amount of the discount has been amortized as interest expense.

3.

Stockholders’ Equity

The Company’s common stock is at $0.001 par value with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.001. No preferred shares have been issued.

On January 2, 2012, the Company entered into a subscription agreements with certain individual whereby the company will sell up to 4,000,000 units at US$0.12 per unit.  Each unit consists of one share of common stock, and one-half warrant exercisable for 2 years at $0.20.  As of June 30, 2012, the Company has issued 1,250,000 shares under this agreement.

The following is a summary of warrants as of June 30, 2012:

	Share Equivalent Warrants	Exercise Price	Expiration Date
Warrants:
Warrants issued September 24, 2010	6,683,271	$ 0.24	September 30, 2013
Warrants issued June 26, 2011	1,000,000	0.19	June 26, 2013
Warrants issued September 30, 2011	200,000	0.19	September 30, 2013
Warrants issued October 28, 2011	108,000	0.20	October 28, 2013
Warrants issued February 17, 2012	625,000	0.20	February 17, 2014
Total warrants outstanding at June 30, 2012	8,616,271	$ 0.23

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

4.

Commitments

On November 30, 2011, (“Effective Date”) Thunder Mountain Resources, Inc., entered into a mining lease with option to purchase with Richard C. and Carol Ann Fox for the exclusive rights to conduct exploration, feasibility work, development, mining and processing of minerals on certain mining claims in Lemhi County, Idaho.  The initial term is for thirty years and the lease grants successive, additional fifteen year terms so long as the Company is in compliance with the lease.  The Company is obligated to pay advance minimum royalty payments, the first of which was in the amount of $25,000 and was paid upon execution of the lease. An additional payment of $25,000 was made in the six months ended June 30, 2012 in accordance with the lease terms.  Additional payments are due as follows:

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

5.

Related Party Transactions

At various times throughout 2011 and January 2012 as approved under Board resolution dated July 11, 2011 (the “Resolution”), Mr. Collord, the Company’s Vice-President and Chief Operations Officer, made loans of various amounts to the Company totaling $155,000 to fund the operational needs of the Company, $150,000 of which has been repaid, leaving a loan balance of $5,000 as of June 30, 2012. The Resolution specifies a maturity date of January 7, 2012, subsequently amended to May 31, 2012, and allowed the conversion of any portion of the note at any time into shares of common stock at a price equal to the lower of the last private placement, or the previous 30-day rolling average of the closing price of the stock.

Management has determined that the conversion option requires separate valuation and bifurcation under ASC 815, and determined fair value using a Black-Scholes valuation model.  The total initial fair value of the conversion options was $126,151 and was separated from the debt host.  At initial recording it was determined that one of the loans’ conversion options had a fair value which exceeded the loan amount by $17,945.  The excess was charged to the statement of operations in 2011 as a financing expense from conversion option.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

5.

Related Party Transactions, continued

On May 31, 2012, the notes were paid in full. Accordingly, the conversion option derivative liability was first marked to fair value at that date using a Black-Scholes valuation model with inputs as per the following table.  As such, a gain on the change in fair value of $18,444 was recorded.  The remaining liability was then eliminated with a charge of $15,000 to additional paid-in capital.

Inputs to the Black-Scholes valuation model as of May 31, 2012:

Stock price	$0.07
Exercise price	$0.10
Expected term	0.0897 (yrs)
Estimated volatility	281.48%
Risk-free interest rate	0.07%
Expected dividend yield	-

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2012. The following statements may be forward-looking in nature and actual results may differ materially.

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

The Company employed two full-time budgeted salaried management during the quarter, and was able to meet its immediate financial obligations. The Company maintains its office in the Boise, Idaho area in Garden City. This is the primary headquarters for the South Mountain Project.

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

The claim maintenance fees and assessment for these claims is financed by the Company through sales of unregistered common stock.

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

Late in 2009, the Company contracted with Gregory P. Wittman (a Qualified Person under Canadian regulations) of Northwestern Groundwater & Geology to incorporate all the new drill and sampling data into an

NI 43-101 Technical Report.  This report was needed as part of the Company’s efforts to obtain a listing on the TSX Venture Exchange in 2010.  The NI 43-101 can be reviewed on the Company website at www.thundermountaingold.com, or on www.SEDAR.com.

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

Management is encouraged by both of these intercepts as they prove the continuation of the replacement sulfide mineralized ore shoots at depth.  Detailed follow-up core drilling will be needed to better define the potential of the ore shoots at depth. The ongoing exploration field work is financed by the Company through sales of unregistered common stock.  Future work will be funded in the same manner, or through a strategic partnership with another mining company.

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

During June 2012 a 189 station ground gravity survey was completed by Magee Geophysical Services LLC over the eastern portion of the Trout Creek joint venture area.  Jim Wright of Wright Geophysical, Inc. interpreted the survey data and formalized it in the accompanying report.  This interpretive report incorporated the relevant geophysical data supplied to Thunder Mountain Gold by Newmont

The purpose of the survey was to assist in determining the depth to bedrock in the target area, and to see if there is any indication of the paleo-channel patterns in the bedrock that would mimic the mineralized trend evident in the lower slopes of the east side of the Shoshone Range.  Both goals were achieved and the target within Section 14 was enhanced significantly.  The Wright report details these findings and makes recommendations.

Initial drill targets can be placed based on the findings of this survey with the goal of testing the bedrock below the estimated 150m of valley-fill gravel along the trend of the mineralized structure at or near the previously identified major structural intersection in the pediment.

The survey covered a portion of public land Section 24 lode claims controlled by Barrick Gold; permission was granted to conduct the survey by Kevin Creel of Barrick and the raw data covering their claims will be provided to them.

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

Results of Operations:

The Company had no revenues and no production for the three months ended June 30, 2012 and 2011. Expenses for the three months ended June 30, 2012 decreased by $123,422 or 39%, compared with $311,142 for the three months ended June 30, 2011. The decrease is a result of lower management and administrative expenses while the company focused on financing and joint venture activities. Exploration expense for the quarter decreased to  $55,185, as management focused on financing, and the completion of the South Mountain Joint Venture with Idaho State Gold. This exploration expense was mainly attributable to the geophysical study completed at Trout Creek, Nevada. Management and administrative expenses decreased by $117,142 or 62% to $72,342 for the quarter. There were no directors fees during the quarter. The Company experienced professional fees during the quarter (legal and accounting) of $58,321, which is approximately the same as they were one year ago for the quarter ended June 30, 2011.

Total other expense for the three months ended June 30, 2012 was $878,228, a reduction of $1,370,161 or 278% from total other income of $491,933 over the same period as last year. The decrease in other income is primarily due to the lower gain recognized on the fair value of the warrant liability recorded on the balance sheet, and interest expense during the third quarter of 2012.

Liquidity and Capital Resources:

On June 30, 2012, the Company had total current liabilities of $1,277,301. Current liabilities increased by $813,415 compared to year end December 31, 2011 primarily due to the promissory note related to the South Mountain Joint Venture, which is due to convert to cash once the South Mountain JV is finalized.

Total liabilities increased during the quarter due to an increase from the promissory note above, and in the fair value of the stock purchase warrants issued in private placements completed during 2010 and 2011. The Company has accounted for the warrants as derivative instruments which have been valued using a Black Scholes fair value model. The Company recognized a long-term liability of $703,213 related to the warrants at the date of issuance and has recognized a loss of $192,320 on the warrants during the six months ended June 30, 2012, as a result of a decrease in fair value of the warrants between December 31, 2011, and the end of the first half of 2012.

For the six month period ended June 30, 2012, net cash used by operating activities was $347,036, consisting of our year to date net loss of $1,040,564, less non non-cash expenses for depreciation, amortization of deferred financing costs, changes in the fair value of the warrant liability and accounts payable and other accrued liabilities.  This compares with $393,348 used by operating activities for the six months ended June 30, 2011. Cash flows from investing activities used $28,380 related to the purchase of mining claims, and $1,010,000 was provided by financing activities for the six month period ended June 30, 2012.

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

Management actions in addressing the “going concern”:

Management believes that the Company currently has cash sufficient to support an exploration program as outlined in Managements Discussion & Analysis above based on the following:

•

As of August 15, 2012, the Company currently has $490,523 of cash in our bank accounts, which is sufficient to fund non-exploration activities and administrative expenses for the next three months while additional financing is put in place.

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

During the quarter ended June 30, 2012, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)

Documents which are filed as a part of this report:

Exhibits:

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Chapman

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Chapman

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (v) Notes to Financial Statements

_____________________

*

To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

By /s/ Eric T. Jones

Eric T. Jones

President and Chief Executive Officer

Date: August 20, 2012

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ R. Llee Chapman

R. Llee Chapman

Chief Financial Officer

Date: August 20, 2012