Form 10-Q
period 2012-09-30
THUNDER MOUNTAIN GOLD INC
filed 2012-11-13
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at November 2, 2012:  30,167,549

THUNDER MOUNTAIN GOLD INC.

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

23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

23

Item 3.  Defaults Upon Senior Securities.

23

Item 4.  Mine Safety Disclosures

23

Item 5.  Other Information

23

Item 6.  Exhibits

24

SIGNATURES

25

PART I – Financial Information

Item 1.  Financial Statements

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Balance Sheets September 30, 2012 and December 31, 2011
	(Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$ 295,366	$ 83
Prepaid expenses and other assets	32,697	20,389
Deferred financing costs	-	91,283
Total current assets	328,063	111,755

Property, equipment and mining claims:
South Mountain Mines property	357,497	357,497
Equipment, net of accumulated depreciation	4,433	10,851
Mining leaseholds	121,980	86,080
Total property, equipment and mining claims	483,910	454,428

Other assets:
Deferred financing costs, net of accumulated amortization	-	47,087

Total assets	$ 811,973	$ 613,270

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$ 107,734	$ 155,125
Deferred payroll	46,490	120,744
Note payable - related party	-	139,786
Conversion option liability	-	48,231
Convertible note payable	1,000,000	-
Total current liabilities	1,154,224	463,886

Derivative warrant liabilities	483,235	510,893
Total liabilities	1,637,459	974,779

Commitments (See Note 4)	-	-

Stockholders' equity (deficit):
Preferred stock; $0.001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized;
30,167,549 and 28,717,549 shares issued and outstanding, respectively	30,168	28,718
Additional paid-in capital	3,643,616	3,095,066
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(4,262,277)	(3,248,300)
Total stockholders' equity (deficit)	(825,486)	(361,509)
Total liabilities and stockholders' equity (deficit)	$ 811,973	$ 613,270

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
						During
						Exploration
						Stage, 1991
	Three Months Ended			Nine Months Ended		Through
	September 30,			September 30,		September 30,
	2012		2011	2012	2011	2012
Revenue:
Royalties, net	$ -		$ -	$ -	$ -	$ 328,500
Gain on sale of property and mining claims	-		-	-	-	2,576,112
Total revenue	-		-	-	-	2,904,612

Expenses:
Exploration expenses	20,096		66,191	116,921	186,930	2,115,807
Legal and accounting	88,430		24,934	176,346	105,304	1,093,602
Management and administrative	61,135		379,861	213,020	649,326	3,169,312
Directors' fees and professional services	-		192,000	-	237,000	923,055
Depreciation and depletion	2,139		3,065	6,418	9,193	143,410
Total expenses	171,800		666,051	512,705	1,187,753	7,445,186

Other income (expense):
Interest and dividend income	-		-	-	54	283,980
Interest expense	(21,591)		(21,303)	(563,529)	(54,320)	(834,219)
Gain (loss) on fair value of
warrant liabilities	219,978		96,201	27,658	1,091,221	1,320,042
Loss on common stock and warrants	-		(5,355)	-	(13,282)	(271,587)
Gain on change in fair value of conversion
option liability	-		89,091	34,599	89,091	109,399
Financing expense	-		(19,697)	-	(19,697)	(17,945)
Gain on sale of securities	-		-	-	-	166,116
Impairment of investments	-		-	-	-	(52,299)
Total other income (expense)	198,387	-	138,936	(501,272)	1,093,067	703,487

Net income (loss) before income taxes	26,587		(527,115)	(1,013,977)	(94,686)	(3,837,087)
(Provision) for income taxes	-		-	-	-	(151,496)
Net income (loss)	26,587		(527,115)	(1,013,977)	(94,686)	(3,988,583)
Treasury stock cancelled	-		-	-	-	(273,694)

Comprehensive income (loss)	$ 26,587		$ (527,115)	$ (1,013,977)	$ (94,686)	$(4,262,277)

Net income (loss) per common
share-basic and diluted	$ Nil	$ (0.02)		$ (0.03)	$ Nil	$ (0.28)

Weighted average common
shares outstanding-basic and diluted	30,167,549		28,218,349	29,881,761	27,492,795	15,401,490

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Statements of Cash Flows (Unaudited)
			During Exploration
			Stage, 1991
	Nine Months Ended		Through
	September 30,		September 30,
	2012	2011	2012
Cash flows from operating activities:
Net income (loss)	$ (1,013,977)	$ (94,686)	$ (3,988,583)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and depletion	6,418	9,193	143,410
Common stock, warrants and options issued for services	10,000	552,000	815,266
Adjustment for anti-dilution provisions	-	-	86,084
Amortization of directors' fees prepaid with common stock	-	-	53,400
Amortization of deferred financing costs	138,370	47,087	259,515
Amortization of loan discount	395,214	-	495,086
Compensation expense for stock issued	-	-	76,500
Gain on sale of mining claims and other assets	-	-	(2,736,553)
Impairment loss on securities	-	-	52,335
Gain on change in fair value of warrant liability	(27,658)	(1,091,221)	(1,320,042)
Loss on common stock and warrants	-	13,282	271,587
Gain on change in fair value of conversion option liability	(48,231)	(89,091)	(123,031)
Financing expense	-	19,697	17,945
Change in:
Prepaid expenses and other assets	(12,308)	(6,233)	(32,697)
Receivables	-	-	124,955
Deferred financing costs	-	-	(28,500)
Deferred payroll	(74,254)	-	(74,254)
Accounts payable and other liabilities	(47,391)	106,319	234,910
Net cash used by operating activities	(673,817)	(533,653)	(5,672,667)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining leaseholds	(35,900)	(3,380)	(121,980)
Purchase of equipment	-	-	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	49,310
Net cash provided (used) by investing activities	(35,900)	(3,380)	2,265,483

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	150,000	143,335	2,400,406
Proceeds from exercise of stock options and warrants	-	-	508,600
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party note payable	5,000	145,000	576,500
Payments on related party note payable	(150,000)	(5,000)	(572,000)
Borrowing on notes payable	1,000,000	-	1,050,000
Payments on note payable	-	-	(50,000)
Net cash provided by financing activities	1,005,000	283,335	3,536,751

Net increase (decrease) in cash and cash equivalents	295,283	(253,698)	129,567
Cash and cash equivalents, beginning of period	83	298,232	165,799
Cash and cash equivalents, end of period	$ 295,366	$ 44,534	$ 295,366

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Stock issued to acquire equipment from related party	$ -	$ -	$ 11,850
Stock issued for mining contract	$ -	$ -	$ 50,000
Stock issued for payment of accounts payable	$ -	$ -	$ 29,250
Stock issued for payments on related party note payable	$ -	$ -	$ 4,500
Fair value of warrants issued in private placement classified as liabilities	$ -	$ 198,627	$ 1,795,587
Note proceeds allocated to conversion option at inception	$ -	$ 123,031	$ 123,031
Stock issued for deferred compensation	$ -	$ -	$ 21,000
Beneficial conversion feature in note payable	$ 375,000	$ -	$ 375,000

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

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at September 30, 2012 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

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

Our financial instruments consist principally of cash, convertible note payable, and warrant liabilities. The table below sets forth our assets and liabilities measured at fair value whether recurring or non-recurring and basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance September 30, 2012	Balance December 31, 2011	Input Hierarchy level
Recurring:
Cash and cash equivalents	$ 295,366	$ 83	Level 1
Derivative warrant liabilities	$ (483,235)	$ (510,893)	Level 2
Conversion option liability	$ -	$ (48,231)	Level 2

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued:

Fair Value Measures, continued

For the derivative warrant liabilities which are measured at fair value on a recurring basis, the Company uses the Black-Scholes valuation model with the following inputs as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Stock price	$0.11	$0.10
Exercise price	$0.203 - $0.305	$0.19 - $.026
Expected term	0.75 - 1.15yrs	0.84 - 1.82 yrs
Estimated volatility	204% - 233%	218% - 250%
Risk-Free interest rate	0.17%	0.12% - 0.25%
Expected dividend yield	-	-

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company’s common stock.

As of September 30, 2012 and 2011, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

	September 30,	September 30,
For periods ended	2012	2011

Convertible debt	12,500,000	848,484
Stock options	2,000,000	2,000,000
Warrants	8,616,271	8,508,271
Total possible dilution	23,116,271	11,356,755

Accordingly, only basic EPS is presented.

2.

Convertible Note Payable

On April 30, 2012 the Company executed a convertible promissory note payable (“Convertible Note”) to Idaho State Gold Company, LLC (“ISGC”) in the principal amount of $1,000,000.  The note bears interest at the rate of eight percent (8%) per annum.  The due date of the note was the earlier of June 30, 2012 or the date that is fourteen business days following the date on which the parties mutually agree to not enter into a joint venture agreement.  Prior to maturity, the parties verbally agreed to an additional extension of the maturity date.  As of the date of the release of these financial statements, the note is not considered to be in default.

Under the terms of the note, if ISGC and Company do not negotiate and execute a definitive joint venture agreement and complete their respective initial contributions prior to the maturity date of the Convertible Note, then

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

2.

Convertible Note Payable, continued:

at the election of ISGC, all or any portion of the outstanding principal and accrued interest can be converted into shares of the Company’s common stock at the conversion price of $.08 USD per share.   Any balance not so converted would be immediately due and payable.  The Convertible Note required that the Company grant ISGC a first priority security interest over all of the Company’s assets

The Company has recognized interest expense related to this note in the amount of $33,781 during the nine months ended September 30, 2012.

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

On January 2, 2012, the Company entered into a subscription agreements with certain individual whereby the company will sell up to 4,000,000 units at US$0.12 per unit.  Each unit consists of one share of common stock, and one-half warrant exercisable for 2 years at $0.20. As of September 30, 2012, the Company has issued 1,250,000 shares under this agreement, and raised gross proceeds of $150,000.

The following is a summary of warrants as of September 30, 2012:

	Share Equivalent Warrants	Exercise Price	Expiration Date
Warrants:
Warrants issued September 24, 2010	6,683,271	0.30	September 30, 2013
Warrants issued June 26, 2011	1,000,000	0.20	June 26, 2013
Warrants issued September 30, 2011	200,000	0.19	September 30, 2013
Warrants issued October 28, 2011	108,000	0.20	October 28, 2013
Warrants issued February 17, 2012	625,000	0.20	February 17, 2014
Total warrants outstanding at September 30, 2012	8,616,271	$ 0.22

4.

Commitments

On November 30, 2011, (“Effective Date”) Thunder Mountain Resources, Inc., entered into a mining lease with option to purchase with Richard C. and Carol Ann Fox for the exclusive rights to conduct exploration, feasibility work, development, mining and processing of minerals on certain mining claims in Lemhi County, Idaho.  The initial term is for thirty years and the lease grants successive, additional fifteen year terms so long as the Company is in compliance with the lease.  The Company is obligated to pay advance minimum royalty payments, the first of which was in the amount of $25,000 and was paid upon execution of the lease.  An additional payment of $25,000 was made in the nine months ended September 30, 2012 in accordance with the lease terms.  Additional payments are due as follows:

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

4.

Commitments, continued:

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

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation on the Trout Creek Project that significantly expands the Trout Creek target area. Newmont’s private mineral package added to the Project surrounds the Company’s claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement.  Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the ensuing two years, with additional expenditures possible in future years.  The Company has expended $47,654 on this project to date.

5.

Related Party Transactions

At various times throughout 2011 and January 2012 as approved under Board resolution dated July 11, 2011 (the “Resolution”), Mr. Collord, the Company’s Vice-President and Chief Operations Officer, made loans of various amounts to the Company totaling $155,000 to fund the operational needs of the Company, all of which has been repaid as of September 30, 2012. The Resolution specifies a maturity date of January 7, 2012, subsequently amended to May 31, 2012, and allowed the conversion of any portion of the note at any time into shares of common stock at a price equal to the lower of the last private placement, or the previous 30-day rolling average of the closing price of the stock.

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

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

6.

Subsequent Events

On November 9, 2012, the Company signed a definitive Joint Venture Agreement (JV) with Idaho State Gold Company, LLC (“ISGC”), Idaho, to advance and develop the South Mountain project through a `Earn-in` arrangement. The JV was approved by the Company`s Board. Under the initial terms of the LOI, ISGC will commit to spending up to eighteen million dollars ($18,000,000), in stages, to move the Company`s South Mountain Project through feasibility and into production.

Upon execution of the JV Agreement on November 9, 2012, the previously executed convertible promissory note, dated April 30, 2012, in the amount of $1,000,000, is terminated. The outstanding principal and accrued interest is deemed a capital contribution by ISGC to the new Joint Venture.

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2012. The following statements may be forward-looking in nature and actual results may differ materially.

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

The Company employed two full-time, salaried management – E. James Collord and Eric T. Jones – at a reduced salary of $1 per month during the quarter, and was able to meet its immediate financial obligations. The Company maintains its office in the Boise, Idaho area in Garden City. This is the primary headquarters for the South Mountain Project.

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

Results of Operations:

The Company had no revenues and no production for the three months ended September 30, 2012 and 2011. Expenses for the three months ended September 30, 2012 decreased by $494,251 or 74%, compared with $666,051 for the three months ended September 30, 2011. The decrease is a result of lower management and administrative expenses while the company focused on financing and joint venture activities for the South Mountain Joint Venture. Exploration expense for the quarter decreased to $20,096, as management focused on financing, and the completion of the South Mountain Joint Venture with Idaho State Gold Co. Management and administrative expenses decreased by $318,726 or 84% to $61,135 for the quarter. There were no director`s fees during the quarter. The Company experienced professional fees during the quarter (legal and accounting) of $88,430, which is an increase of $63,496 or 255% over the same period one year ago for the quarter ended September 30, 2011. This mainly from legal fees associated with the South Mountain Joint Venture Agreement, and an increase in audit fees.

Total other income for the three months ended September 30, 2012 was $198,387, an increase of $59,45 or 43% from total other income of $138,936 over the same period as last year. The increase in other income is primarily due to the gain recognized on the fair value of the warrant liability recorded on the balance sheet during the third quarter of 2012.

Liquidity and Capital Resources:

On September 30, 2012, the Company had total current liabilities of $1,154,224. Current liabilities increased by $690,338 compared to current liabilities of $463,886 at year end December 31, 2011 primarily due to the promissory note related to the South Mountain Joint Venture, which is due to convert to cash once the South Mountain JV is finalized.

Total liabilities increased during the quarter due to an increase from the promissory note above, and in the fair value of the stock purchase warrants issued in private placements completed during 2010 and 2011. The Company has accounted for the warrants as derivative instruments which have been valued using a Black Scholes fair value model. The Company recognized a long-term liability of $483,235 related to the warrants at the date of issuance, and has recognized a gain of $27,658 on the warrants during the nine months ended September 30, 2012, as a result of a increase in fair value of the warrants between December 31, 2011, and the nine months period ended September 30, 2012.

For the nine month period ended September 30, 2012, net cash used by operating activities was $673,817, consisting of our year to date net loss of $1,013,977, less non non-cash expenses for depreciation, amortization of deferred financing costs, changes in the fair value of the warrant liability and accounts payable and other accrued liabilities.  This compares with $533,653 used by operating activities for the nine months ended September 30, 2011. Cash flows from investing activities used $35,900 related to the purchase of mining claims, and $1,005,000 was provided by financing activities for the nine month period ended September 30, 2012.

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

Management actions in addressing the “going concern”:

Management believes that the Company currently has cash sufficient to support an exploration program as outlined in Managements Discussion & Analysis above based on the following:

•

As of September 30, 2012, the Company currently has $295,366 of cash in our bank accounts, which is sufficient to fund non-exploration activities and administrative expenses for the next three months while additional financing is put in place.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Collord

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Collord

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (v) Notes to Financial Statements

_____________________

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

Date: November 13, 2012

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ R. Llee Chapman

R. Llee Chapman

Chief Financial Officer

Date: November 13, 2012