Form 10-K
period 2012-12-31
THUNDER MOUNTAIN GOLD INC
filed 2013-04-10
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large Accelerated Filer   ☐   Accelerated Filer   ☐   Non-Accelerated Filer   ☐   Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $4,826,808 as of June 30, 2012

The number of shares of the Registrant’s Common Stock outstanding as of March 27, 2013 was 30,167,549.

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

21

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

26

ITEM 9A - CONTROLS AND PROCEDURES

45

ITEM 9B - OTHER INFORMATION

46

PART III

47

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

47

ITEM 11 - EXECUTIVE COMPENSATION

50

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

52

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

52

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

54

PART IV

55

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

55

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

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes (“Notes”) thereto for the fiscal year ending December 31, 2012.  The following statements may be forward looking in nature and actual results may differ materially.

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

On November 8, 2012, South Mountain Mines, Inc., (“SMMI”) a wholly owned subsidiary of Thunder Mountain Resources, Inc., which in turn is a wholly owned subsidiary of the Company, and Idaho State Gold Company II LLC (“ISGC”) formed Owyhee Gold Trust, LLC, (“OGT”) a limited liability company (LLC).  SMMI’s contribution for its 6,000 membership units is mining property located in southwestern Idaho in Owyhee County consisting of 17 patented mining claims, 21 unpatented mining claims and 545 acres of leased private land.  As its initial contribution to OGT, ISGC will fund operations totaling $18 million, or $8 million if SMMI exercises its participation option.  SMMI will own 100% of the LLC membership units until such time as ISGC makes $3 million in qualifying expenditures (as defined by the operating agreement) not later than December 31, 2014, including the cancellation of the $1 million note issued by the Company dated April 30, 2012. Upon payment of $3 million of qualifying expenditures, ISGC will receive 2,000 units representing 25% ownership.

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

At December 31, 2012, we had current assets of $219,825.  We are planning to raise additional funds in 2013 to meet our current operating and capital requirements for the next 12 months and beyond. However, we have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For the year ended December 31, 2012 net cash used for operating activities was approximately $807,678.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from public offerings, private placements or loans.

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

We believe that there is substantial doubt about our ability to continue as a going concern

We have never generated net income from our exploration efforts and we have incurred significant net losses in each year since inception. Our accumulated deficit as of December 31, 2012 was $3,139,950. We expect to continue to incur substantial additional losses for the foreseeable future, and we may never become profitable. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate and ultimately operate proven or probable precious metals reserves, our ability to generate positive net revenues and our ability to reduce our operating costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because our exploration costs are greater than nonexistent revenue.  Continued failure to generate revenues could cause us to go out of business.

Our financial statements, for the year ended December 31, 2012, were audited by our independent registered public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern.

We believe that there is substantial doubt about our ability to continue as a going concern due to our total accumulated deficit of $3,139,950 as of December 31, 2012.  Our plans for our continuation as a going concern include financing our operations through sales of unregistered common stock and the exercising of stock options by our officers, directors and originators. If we are not successful with our plans, equity holders could then lose all or a substantial portion of their investment.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to perform an evaluation of our internal controls over financial reporting.  We have prepared an internal plan of action for compliance with the requirements of Section 404, and have completed our effectiveness evaluation. We have reported two material weaknesses in our internal controls over financial reporting. Continuing compliance with the requirements of Section 404 is expected to be expensive and time-consuming. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

On November 8, 2012, South Mountain Mines, Inc., (“SMMI”) a wholly owned subsidiary of Thunder Mountain Resources, Inc., which in turn is a wholly owned subsidiary of the Company, and Idaho State Gold Company II LLC (“ISGC”) formed Owyhee Gold Trust, LLC, (“OGT”) a limited liability company (LLC).  SMMI’s contribution for its 6,000 membership units is mining property located in southwestern Idaho in Owyhee County consisting of 17 patented mining claims, 21 unpatented mining claims and 545 acres of leased private land.  As its initial contribution to OGT, ISGC will fund operations totaling $18 million, or $8 million if SMMI exercises its participation option.  SMMI will own 100% of the LLC membership units until such time as ISGC makes $3 million in qualifying expenditures (as defined by the operating agreement) not later than December 31, 2014, including the cancellation of the $1 million note issued by the Company dated April 30, 2012. Upon payment of $3 million of qualifying expenditures, ISGC will receive 2,000 units representing 25% ownership.

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

The historic production peaked during World War II when, base on smelter receipts, the production of direct shipped ore totaled 53,653 tons containing 3,118 ounces of gold, 566,439 ounces of silver, 13,932 pounds of copper, 2,562,318 pounds of lead and 15,593,061 pounds of zinc.  In addition to the direct-ship ore, a flotation mill was constructed and operated during the late-1940s and early-1950s. There is no production information available on the tons, grade and concentrate associated with that phase of the operation, but it is estimated that between 30,000 and 40,000 tons of ore were mined and processed based on the estimated tonnage of mill tailings.

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

Management believes that the “first-pass” drill results from the intrusive breccia target proves the existence of a significant gold system in an intrusive package that is related to the polymetallic mineralization in the carbonate in the historic mine area.  Additional work is planned, including a draped aeromagnetic, resistivity and IP surveys to isolate potential feeder structures and to evaluate the contact between the metasediments and the gold-bearing intrusive.

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

Management is encouraged by both of these intercepts as they prove the continuation of the replacement sulfide mineralized ore shoots at depth.  Detailed follow-up core drilling will be needed to better define the potential of the ore shoots at depth. The ongoing exploration field work is financed by the Company through  sales of  unregistered common stock . Future work will be funded through the current joint venture – Owyhee Gold Trust, LLC - or through a strategic partnership with another mining company.

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

Employees

The Company had two employees during the year ended December 31, 2012; Eric Jones, President and Chief Executive Officer, and Jim Collord, Vice President and Chief Operating Officer.

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

On September 24, 2010, the Company’s common stock also began trading on the TSX Venture Exchange (“TSX-V”) in Canada and is quoted under the trading symbol “THM”

The following table illustrates the average high/low price of our common stock for both the OTCBB and TSX-V for the last two (2) fiscal years 2012 and 2011:

	OTCBB (US$)		TSX-V(Cdn$)(1)
PERIOD(2)	HIGH	LOW	HIGH	LOW
2012
First Quarter	$ 0.12	$ 0.08	$ 0.10	$ 0.08
Second Quarter	$ 0.15	$ 0.08	$ 0.09	$ 0.09
Third Quarter	$ 0.15	$ 0.07	$ 0.09	$ 0.09
Fourth Quarter	$ 0.17	$ 0.06	$ 0.09	$ 0.09

2011
First Quarter	$ 0.22	$ 0.17	$ 0.30	$ 0.20
Second Quarter	$ 0.39	$ 0.16	$ 0.34	$ 0.20
Third Quarter	$ 0.30	$ 0.20	$ 0.15	$ 0.12
Fourth Quarter	$ 0.43	$ 0.21	$ 0.13	$ 0.08

At March 7, 2013, the price per share quoted on the OTCQB was $0.14 and Cdn$0.09 on the TSX-V.

(1)  Our common stock began trading on the TSX-V on September 24, 2010.

(2)  Quarters indicate calendar year quarters.

Holders:

As of March 1, 2013 there were approximately 1,875 shareholders of record of the Company’s common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Transfer Agent:

Our independent stock transfer agent in the United States is Computershare Shareholder Services, located at 350 Indiana Street Suite 750 Golden, CO 80401. In Canada, our Agent is Computershare, TORU - Toronto, University Ave, 100 University Ave, 8th Floor, Toronto, ON M5J 2Y1, CANADA

Dividends:

No dividends were paid by the Registrant in 2012 or 2011, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

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

On November 29, 2012 the Board approved, a grant of 990,000 options under the SIP to Directors, Executive Officers and other non-employees consultants. This grant is subject to shareholder approval in accordance with the Company`s SIP. The option certificates will ultimately reflect the actual date of the shareholder approval.

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

On January 2, 2012, the Company entered into a subscription agreement with two individuals whereby the company sold 1,350,000 units at US$0.12 per unit.  Each unit consists of one share of common stock, and one-half warrant exercisable for 2 years at $0.20. The Company issued 1,350,000 shares under this agreement.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2012, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

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

The financial condition of the Company was positive during 2012 and the metals commodity markets were mostly favorable during the year. The Company continued to operate on a tight budget while the Joint Venture and financing of the South Mountain Project was completed.

The Company’s plan of operation for the next twelve months, subject to business conditions, is as follows:

Continue the advanced exploration and pre-development program for the South Mountain Project.  This work may include the following:

•

Continue with the rehabilitation of the Laxey and Sonneman workings, utilizing Widman Contactors, Inc. to conduct the mining.

•

Initiate 5,000 to 7,000 feet of underground core drilling from within the Laxey and Sonneman levels, at drill stations engineered to define the mineralization and to intercept the down-dip extensions of the Texas, DMEA-2, and Laxey ore zones.

•

Complete geophysical work on the Intrusive Breccia target.  This will consist of an extensive helicopter draped aeromagnetic survey plus resistivity and IP work and will help define specific targets within and peripheral to the mineralized intrusive complex.

•

Continue the baseline environmental work.

Work on the other three main properties controlled by the Company will continue in 2012, although the South Mountain Joint Venture will still remain the focus.  At the Trout Creek Project, the following is planned:

•

Drill pre-defined drill target on the Joint Exploration area with Newmont Mining.

•

Analyze the drill data, and prepare for further exploration in the 2013/2014 seasons.

•

Continue geophysical interpretation of the valley area. Define potential drill targets and develop additional drill targets for remaining field season in 2013 and 2014.

The Iron Creek/CAS Prospect will undergo further exploration when field conditions allow, including:

•

Field work, including surface sampling, mapping, and trenching across the known gold/cobalt zones.

•

Reconnaissance of favorable areas and review of submittals will continue.

Results of Operations:

The Company had no revenues and no production for 2012 or 2011. Total expenses for 2012 decreased from the prior year to $621,771, down 43% from 2011 total expenses of $1,444,698. The decrease in total expenses is primarily the result of lower exploration expenses during the year as the South Mountain joint venture develops the properties on our behalf. Exploration expense for the year end 2012 was $138,491, a decrease of $117,575 over 2011 exploration expense of $256,066, because of the previously mentioned joint venture at South Mountain. Legal and accounting fees for 2012 increased $56,325 to $211,364, a 36% increase over 2011 legal and accounting expenses of $155,039. 2012 management and administrative decreased $557,846, or 68%, to $266,175 compared to 2011 expense of $824,021. The decrease was due to a combination of savings on management salaries, and the lack of travel and financing costs during the year.

Liquidity and Capital Resources:

The audit opinion and Notes that accompany our consolidated financial statements for the year ended December 31, 2012, disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended December 31, 2012, we did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

•

At March 20, 2012, we had $73,430 cash in our bank accounts.

•

Management and the Board have not undertaken plans or commitments that exceed the cash available to the Company.  We do not include in this consideration any additional investment funds mentioned below. Management is committed to manage expenses of all types so as to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

We firmly believe we can outlast the current disruptions in the investment markets and continue to attract investment dollars in coming months and years.  The Company will also consider other sources of funding, including potential mergers and/or additional farm-out of some of its exploration properties.

For the year ended December 31, 2012, net cash used for operating activities was $807,678, consisting of our 2012 net income of $321,143, reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities. Cash used by investing activities for 2012 totaled $30,900 based primarily on the purchase of additional mining claims during the year.

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

Private Placement

On January 2, 2012, the Company entered into a subscription agreement with a certain individual whereby the company sold 1,350,000 units at US$0.12 per unit.  Each unit consists of one share of common stock, and one-half warrant exercisable for 2 years at $0.20. As of September 30, 2012, the Company has issued the 1,350,000 shares under this agreement.

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

Subsequent Events

Effective January 8, 2013, the Company appointed Gary Babbitt and Larry Kornze to the Company`s Board.  Both new members bring a wealth of experience and knowledge to the Company.

Gary Babbitt is currently a director of U.S. Antimony (NYSE Amex: UAMY).  Mr. Babbitt currently serves as Chair of the UAMY Audit Committee, Compensation Committee, Governance and Nomination Committee, and Member of the Board Executive Committee.  His experience also includes a Partnership at Hawley, Troxell, Ennis, and Hawley LLP from 1978 to 2010, while serving as Of Counsel from 2010-2012, with an emphasis in natural resources and environment law. Mr. Babbitt graduated with a Bachelor of Arts from the College of Idaho and a Juris Doctor from University of Chicago Law School.

Larry Kornze is a geological engineer with over 45 years experience in the precious metals industry, most notably as General Manager of Exploration and U.S. Exploration Manager for Barrick Gold Corporation (NYSE: ABX) from 1987 to 2001, on projects world-wide. Mr. Kornze has a B.Sc. Geological Engineering, Colorado School of Mines, and is a Professional Engineer of the Province of British Columbia. He also serves as a director of other Toronto Stock Exchange Venture listed mining companies, including Candente Gold Corporation (CDG.T), Duncan Park Holdings Corporation (DHP.V), Mexivada Mining Corporation (MNV.V), Dynasty Gold Corporation (DYG.V), Goldex Resources Corporation (GDX.V), and Mesa Exploration Corporation (MSA.V).

.

Robin (Sandy) McRae, a Director since April of 1978, has submitted his resignation effective January 8, 2013, deciding not to seek election at the next Annual Meeting. Sandy has been a foundation of the Company`s longevity, and the Company sincerely thanks him for his service on the Board.

Additionally, on January 8, 2013, the Company appointed Larry Thackery as its Chief Financial Officer. Mr. Thackery has a background in corporate planning, financial analysis, and financial reporting.  He is an experienced accounting controller and operations manager for a variety of successful companies headquartered in the western U.S. including Mrs. Fields Cookies, the Snug, and Midwest Environmental Resources based in Fulton, Kentucky.

Off Balance-Sheet Arrangements:

During the 12 months ended December 31, 2012 and 2011, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

*

Amounts shown are for the lease periods years 4 through 7, a total of 2 years that remain after 2012, the second year of the lease period.

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

Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, which amends Subtopic 820 to clarify the application of existing common fair value measurement and disclosure requirements.  ASU 2011-04 provides clarification for the following:

1.  the application of the highest and best use of valuation premise concepts;

2.  measuring the fair value of an instrument classified in shareholders' equity; and

3.  disclosures about fair value measurements.

The amendments in this update became effective for interim and annual periods beginning after December 15, 2011.  Adoption of this guidance did not have a material impact on our consolidated financial statements.

There were no other pronouncements or amendments issued by the FASB to the Accounting Standards Codification that materially impacted the Company’s consolidated financial statements or disclosures for the year ended December 31, 2012.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	27

Consolidated Balance Sheets at December 31, 2012 and 2011	28

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the years ended December 31, 2012 and 2011, and for
the period of exploration stage from 1991 through December 31, 2012	29

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and for the period of exploration stage from 1991 through
December 31, 2012	30-31

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended
December 31, 2012 and 2011, and for the period of exploration stage
from 1991 through December 31, 2012	32

Notes to Consolidated Financial Statements	33-44

.

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants
dm-t
decoria • maichel • teague
7307 N. Division, Suite 222
Spokane, Washington 99208

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Thunder Mountain Gold, Inc.

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. *(An Exploration Stage Company)* ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated position of Thunder Mountain Gold, Inc. *(An Exploration Stage Company)* as of December 31, 2012 and 2011, and the results of its operations and comprehensive income (loss) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.
Spokane, Washington

March 28, 2013

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Balance Sheets December 31, 2012 and December 31, 2011
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$ 166,505	$ 83
Prepaid expenses and other assets	53,320	20,389
Deferred financing costs	-	91,283
Total current assets	219,825	111,755

Property, equipment and mining claims:
South Mountain Mines property	-	357,497
Equipment, net of accumulated depreciation	109	10,851
Mining leaseholds	-	86,080
Total property, equipment and mining claims	109	454,428

Other assets:
Investment in Owyhee Gold Trust LLC joint venture	479,477	-
Deferred financing costs, net of accumulated amortization	-	47,087
Total other assets	-	47,087
Total assets	$ 699,411	$ 613,270

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other accrued liabilities	$ 56,765	$ 275,869
Convertible note payable - related party, net of discount	-	139,786
Conversion option liability	-	48,231
Total current liabilities	56,765	463,886

Long-term liabilities:
Warrant liabilities	508,012	510,893
Total liabilities	564,777	974,779

Commitments and contingencies (See Note 8)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 30,167,549 and 28,717,549 shares issued and outstanding, respectively	30,168	28,718
Additional paid-in capital	3,268,616	3,095,066
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(2,927,157)	(3,248,300)
Total stockholders' equity (deficit)	134,634	(361,509)
Total liabilities and stockholders' equity (deficit)	$ 699,411	$ 613,270

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2012 and 2011 and

for the period of Exploration Stage 1991 through December 31, 2012

			During Exploration
			Stage
	Years Ended		1991
	December 31,		Through
	2012	2011	December 31, 2012
Revenue:
Royalties, net	$ -	$ -	$ 328,500
Joint venture management fee income	60,150	-	60,150
Gain on sale of property and mining claims	-	-	2,576,112
Total revenue	60,150	-	2,964,762

Expenses:
Exploration expenses	138,491	256,066	2,137,376
Legal and accounting	211,363	155,039	1,128,620
Management and administrative	266,175	824,021	3,222,467
Directors' fees and professional services	-	197,314	923,055
Gain on sale of equipment	(2,815)	-	(2,815)
Depreciation	8,557	12,258	145,549
Total expenses	621,771	1,444,698	7,554,252

Other income (expense):
Interest and dividend income	10	54	283,990
Interest expense	(153,359)	(174,233)	(424,050)
Gain on change in fair value of warrant liability	2,881	1,284,595	1,295,265
Loss on common stock and warrants	-	(20,970)	(271,587)
Gain on change in fair value of conversion option liability	33,232	74,800	108,032
Financing expense from conversion option	-	(17,945)	(17,945)
Debt forgiveness	1,000,000	-	1,000,000
Gain on sale of securities	-	-	166,116
Impairment of investments	-	-	(52,299)
Total other income (expense)	882,764	1,146,301	2,087,522

Net income (loss) before income taxes	321,143	(298,397)	(2,501,967)
(Provision) for income taxes	-	-	(151,496)
Net income (loss)	321,143	(298,397)	(2,653,463)
Treasury stock cancelled	-	-	(273,694)

Comprehensive income (loss)	$ 321,143	$ (298,397)	$ (2,927,157)

Net income (loss) per common share-basic and diluted	$ 0.01	$ (0.01)	$ (0.20)

Weighted average common shares outstanding-basic and diluted	29,950,658	27,739,099	14,847,350

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the years ended December 31, 2012 and 2011 and for the period of Exploration Stage 1991 through December 31, 2012

	2012	2011	During Exploration Stage 1991 Through December 31, 2012
Cash flows from operating activities:
Net income (loss)	$ 321,143	$ (298,397)	$ (2,653,463)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and depletion	8,557	12,258	145,549
Gain on sale of equipment	(2,815)	-	(2,815)
Common stock, warrants and options issued for services	10,000	612,945	815,266
Adjustment for anti-dilution provisions	-	-	86,084
Conversion option liability eliminated	(15,000)	-	(15,000)
Debt forgiveness	(1,000,000)	-	(1,000,000)
Amortization of directors' fees prepaid with common stock	-	-	53,400
Amortization of deferred financing costs	138,370	62,783	231,015
Amortization of notes payable discounts	20,214	99,872	120,086
Compensation expense for stock issued	-	-	76,500
Gain on sale of mining claims and other assets	-	-	(2,736,553)
Impairment loss on securities	-	-	52,335
Gain on change in fair value of warrant liability	(2,881)	(1,284,595)	(1,295,265)
Loss on common stock and warrants	-	20,970	271,587
Gain on change in fair value of conversion option liability	(33,232)	(74,800)	(108,032)
Financing expense from conversion option	-	17,945	17,945
Change in:
Prepaid expenses and other assets	(32,931)	2,729	(53,320)
Accounts payable and other liabilities	(219,104)	223,252	63,197
Receivables	-	-	124,955
Net cash used by operating activities	(807,678)	(605,038)	(5,806,528)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining leaseholds	(35,900)	(26,150)	(121,980)
Purchase of equipment	-	-	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	5,000	-	54,310
Net cash (used) provided by investing activities	(30,900)	(26,150)	2,270,483

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of offering costs	150,000	216,539	2,400,406
Proceeds from exercise of stock options and warrants	-	-	508,600
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party note payable	5,000	150,000	576,500
Payments on related party note payable	(150,000)	(5,000)	(572,000)
Payment of stock issuance costs	-	(28,500)	-
Borrowing on convertible note payable	1,000,000	-	1,050,000
Payments on note payable	-	-	(50,000)
Net cash provided by financing activities	1,005,000	333,039	3,536,751

Net increase (decrease) in cash and cash equivalents	166,422	(298,149)	706
Cash and cash equivalents, beginning of period	83	298,232	165,799
Cash and cash equivalents, end of period	$ 166,505	$ 83	$ 166,505

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the years ended December 31, 2012 and 2011 and for the period of Exploration Stage 1991 through December 31, 2012

	2012	2011	During Exploration Stage 1991 Through December 31, 2012

Cash paid for interest	$ 10,992	$ 6,642	$ 27,046

Cash paid for income taxes	$ -	$ -	$ 503,514

Non-cash investing and financing activities:

Stock issued to acquire equipment from related party	$ -	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Stock issued for payments on related party note payable	$ -	$ -	$ 4,500

Fair value of warrants issued in private placement classified as liabilities	$ -	$ 198,627	$ 1,795,587

Note proceeds allocated to conversion option at inception	$ -	$ 123,031	$ 123,031

Stock issued for deferred compensation	$ -	$ -	$ 21,000

Mineral properties transferred to investment	$ 479,477	$ -	$ 429,477

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the years ended December 31, 2012 and 2011, and for

the period of Exploration Stage 1991 through December 31, 2012

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Retained Earnings Accumulated During Exploration Stage (1991Through December 31, 2011)	Total
	Shares	Amount

Balances at December 31, 2009	18,583,469	18,584	2,115,523	(24,200)	(212,793)	(1,298,380)	598,734
Stock and warrants issued for private placement	6,130,271	6,130	995,737	-	-	-	1,001,867
Allocation to warrant liability	-	-	(995,737)	-	-	-	(995,737)
Stock and warrants issued for private placement	1,250,000	1,250	248,750	-	-	-	250,000
Allocation to warrant liability	-	-	(145,316)	-	-	-	(145,316)
Stock issued for services	500,000	500	110,500	-	-	-	111,000
Stock issued to directors	450,000	450	76,050	-	-	-	76,500
Stock issued for deferred compensation	78,000	78	20,922	-	-	-	21,000
Warrants issued for deferred compensation			(16,941)	-	-	-	(16,941)
Stock issued for warrants exercised	10,000	10	490	-	-	-	500
Beneficial conversion feature on related party note payable	-	-	42,666	-	-	-	42,666
Net loss - 2010	-	-	-	-	-	(1,651,522)	(1,651,522)
Balances at December 31, 2010	27,001,740	27,002	2,452,644	(24,200)	(212,793)	(2,949,902)	(707,249)

Stock and warrants issued for private placement	1,200,000	1,200	184,980	-	-	-	186,180
Allocation to warrant liability (Note 4)			(184,980)	-	-	-	(184,980)
Stock and warrants issued for private placement	150,000	150	29,843	-	-	-	29,993
Stock issued for services	237,500	238	46,012	-	-	-	46,250
Stock issued for options exercised	128,309	128	(128)	-	-	-	-
Stock options issued for services	-	-	566,695	-	-	-	566,695
Net loss - 2011	-	-	-		-	(298,398)	(298,398)
Balances at December 31, 2011	28,717,549	28,718	3,095,066	(24,200)	(212,793)	(3,248,300)	(361,509)

Stock and warrants issued for private placement	1,350,000	1,350	148,650	-	-	-	150,000
Stock issued for services	100,000	100	9,900	-	-	-	10,000
Conversion option liability eliminated	-	-	15,000	-	-	-	15,000
Net income - 2012	-	-	-	-	-	321,143	321,143
Balances at December 31, 2012	30,167,549	$ 30,168	$ 3,268,616	$ (24,200)	$ (212,793)	$ (2,927,157)	$ 134,634

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

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has historically incurred losses and does not have sufficient cash at December 31, 2012 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

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

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, Thunder Mountain Resources, Inc. and South Mountain Mines, Inc. after elimination of the intercompany accounts and transactions.

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

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid short term investments with original maturities when acquired of three months or less to be cash and cash equivalents. The Company’s cash was held in a Merrill Lynch money market fund, which is not covered by insurance of the Federal Deposit Insurance Corporation (“FDIC”).

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

Our financial instruments currently consist principally of cash and derivative warrant liabilities. The table below sets forth our assets and liabilities measured at fair value whether recurring or non-recurring and basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance December 31, 2012	Balance December 31, 2011	Input Hierarchy level
Recurring:
Cash and cash equivalents	$ 166,505	$ 83	Level 1
Derivative warrant liabilities	$ (508,012)	$ (510,893)	Level 2
Conversion option liability	$ -	$ (48,231)	Level 2

There was no transfer of assets or liabilities between fair value levels during the year ended December 31, 2012 or 2011.

For the conversion option liability and derivative warrant liabilities which are measured at fair value, the Company uses a Black-Scholes valuation model with inputs set forth in notes 5 and 8 below, respectively.

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

Mining Properties and Claims

The Company capitalizes costs for acquiring mineral properties, and expenses costs to maintain mineral rights and leases as incurred.  Exploration costs are expensed in the period in which they occur.  Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued

Accounting for Investments in Joint Venture

For joint ventures in which the Company does not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For those joint ventures in which there is joint control between the parties, the equity method is utilized whereby the Company’s share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and its investments therein are adjusted by a similar amount. For joint ventures where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of non-controlling interest.  In determining whether significant influences exist, the Company considers its participation in policy-making decisions and its representation on the venture`s management committee.

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

As of December 31, 2012 and 2011, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

	December 31,	December 31,
For periods ended	2012	2011

Convertible related party note	-	1,283,186
Stock options	2,000,000	2,000,000
Warrants	8,616,271	7,991,271
Total possible dilution	10,616,271	11,274,457

Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, which amends Subtopic 820 to clarify the application of existing common fair value measurement and disclosure requirements.  ASU 2011-04 provides clarification for the following:

1.  the application of the highest and best use of valuation premise concepts;

2.  measuring the fair value of an instrument classified in shareholders' equity; and

3.  disclosures about fair value measurements.

The amendments in this update became effective for interim and annual periods beginning after December 15, 2011.  Adoption of this guidance did not have a material impact on our consolidated financial statements. There were no other pronouncements or amendments issued by the FASB to the Accounting Standards Codification that materially impacted the Company’s consolidated financial statements or disclosures for the year ended December 31, 2012.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

2.

Property, equipment and mining claims

The following is a summary of property, equipment and mining claims at December 31, 2012 and 2011:

	Expected Useful Lives (years)	2012		2011
South Mountain Mines property	-	$ -		$ 357,497
Plant and equipment	5	72,335		94,185
Office equipment and furniture	5	17,389		17,389
Mining claims	-	-		86,080
Total		89,724		529,001
Less accumulated depreciation		(89,615)		(100,723)
Property, equipment and mining claims, net		$ 109	-	$ 454,428

During the year ended December 31, 2012 the Company’s South Mountain Mine property and related mining claims were contributed to the Owhyee Gold Trust LLC joint venture.  See Note 5.

3.

Income Taxes

The Company did not recognize a tax provision or benefit for the years ended December 31, 2012 and 2011.  At December 31, 2012 and 2011, the Company had deferred tax assets which were fully reserved by valuation allowances due to the likelihood of expiration of these deferred tax benefits prior to the Company generating future taxable income sufficient to utilize the deferred tax benefits to reduce tax expense from those future periods.  The deferred tax assets were calculated based on an expected blended future tax rate of 38% for federal and Idaho state purposes.  Following are the components of such assets and allowances at December 31, 2012 and 2011:

	2012	2011
Deferred tax assets arising from:
Net operating loss carryforwards	$ 1,503,000	$ 1,465,000
Non-deductible share-based compensation	121,000	121,000
Exploration costs	175,000	74,000
Total deferred tax assets	1,879,000	1,660,000
Less valuation allowance	(1,879,000)	(1,660,000)
Net deferred tax asset	$ -	$ -

As of December 31, 2012 and 2011, the Company has approximately $4.2 million and $3.9 million, respectively, of federal and state net operating loss carryforwards that expire in 2028 through 2032.

The income tax benefit shown in the financial statements for the year ended December 31, 2012 and 2011, differs from the federal statutory rate as follows:

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

3.

Income Taxes, continued

	2012		2011
(Provision) benefit at statutory rates	$ (112,000)	35%	$ 104,000	35%
Change in fair value
of derivative liabilities	18,000	6%	476,000	160%
Note discount amortization	(53,000)	-16%	(35,000)	-12%
Loss on common stock
and warrants issued	-	-	(88,000)	-30%
Debt forgiveness	350,000	-108%	-	-
State taxes	16,000	-5%	127,000	43%
Increase in valuation allowance	(219,000)	-68%	(584,000)	-32%
Total	$ -		$ -

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized.  The Company is subject to possible tax examinations for the years 2010 through 2012.  The Company will deduct interest and penalties as interest expense on the financial statements.

4.

Convertible note payable

On April 30, 2012 the Company executed a convertible promissory note payable (“Convertible Note”) to Idaho State Gold Company, LLC (“ISGC”) in the principal amount of $1,000,000.  The note bore interest at the rate of eight percent (8%) per annum.  The due date of the note was the earlier of June 30, 2012 or the date that is fourteen business days following the date on which the parties mutually agree to not enter into a joint venture agreement.  Prior to maturity, the parties verbally agreed to an additional extension of the maturity date.  At the election of ISGC, should the parties not enter into a joint venture (Note 5), all or any portion of the outstanding principal and accrued interest could be converted into shares of the Company’s common stock at the conversion price of $.08 USD per share.

The Company recognized interest expense on the note in the amount of $33,781 during the year ended December 31, 2012. On November 8, 2012 the note was cancelled when the Company and ISGC agreed to execute a joint venture agreement (the “Agreement”) (Note 5).  As the Company was not required to repay or contribute any portion of this cancelled note to ISGC or the joint venture, it has been recorded as a gain on debt forgiveness in the consolidated statement of operations and comprehensive income.

5.

Joint Venture

On November 8, 2012, the Company and ISGC formed the Owyhee Gold Trust, LLC, (“OGT”) a limited liability company.  The Company’s contribution for its membership units is its South Mountain Mine property and related mining claims located in southwestern Idaho in Owyhee County. As its initial contribution to OGT, ISGC will fund operations totaling $18 million; or $8 million if the Company exercises its option to participate pro-rata after ISGC expends $8 million.  The Agreement specifies that the members have initial Ownership Interests (as defined) as 25% for the Company and 75% for ISGC. ISGC is also the manager of the joint venture. Upon payment of $3 million of qualifying expenditures not later than December 31, 2014, including the cancellation of the $1 million note dated April 30, 2012 (Note 4), ISGC will receive 2,000 units representing a vested 25% ownership.  The Company accounts for its investment in the joint venture by the cost method as it does not have control or significant influence over the affairs of the joint venture.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

6.

Stockholders’ Equity

The Company’s common stock is at $0.001 par value with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001. No preferred shares have been issued.

On January 2, 2012, the Company entered into a subscription agreement with two individuals whereby the company sold units at US$0.12 per unit for total net proceeds of $150,000.  Each unit consists of one share of common stock, and one-half warrant exercisable for 2 years at $0.20. The Company issued 1,350,000 shares under this agreement.

On January 5, 2011, the Company issued approximately 128,000 shares of common stock for $0 in cash pursuant to cashless exercise provisions in options held.

As approved by the Board on April 4, 2011, the Company issued 100,000 shares of Company common stock in exchange for consulting services.  The total value of the stock issued and related expense on that date was $27,000.

Beginning June 26, 2011 and continuing through September 30, 2011, the Company entered into stock subscription agreements with a subscription price of Cdn$0.17 per Unit for 1,200,000 Units and raising $186,546.  Each Unit is comprised of one share of common stock of the Company and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional share of common stock of the Company at a price of Cdn$0.20 per share for a two year period following closing at any time until the two year anniversary of the closing.  The Company may require early exercise of the warrants in the event that the common shares trade at a weighted average price of Cdn$0.25 for five consecutive trading days.  As the Company’s functional currency is the U.S. Dollar and these warrants have an exercise price denoted in Canadian Dollars, derivative liability accounting is prescribed.  Using a Black-Scholes valuation, the Company recorded an initial liability related to the warrants of $198,627.

On October 28, 2011, the Company entered into an agreement to issue 108,000 share purchase warrants in payment of finder’s fees associated with a private placement.  Each warrant is exercisable to purchase one common share of the Company at Cdn$0.20 per share for a period of two years from date of issue.  As the Company’s functional currency is the U.S. Dollar and these warrants have an exercise price denoted in Canadian Dollars, derivative liability accounting is prescribed.  Using a Black-Scholes valuation, the Company recorded a total liability related to the warrants of $7,688.

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

	2012	2011

Risk-free interest rate	N/A	0.25% to .45%
Expected dividend yield	--	--
Expected term	N/A	2 years
Expected volatility	N/A	206.7% to 228%

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

6.

Stockholders’ Equity, continued

The fair value of the warrants as of December 31, 2012 and 2011 was determined using a Black-Scholes valuation model with the following inputs:

	December 31, 2012	December 31, 2011
Stock price	$0.09	$0.10
Exercise price	$0.20 - $0.30	$0.19 - $.26
Expected term (in years)	.5 - .9	0.84 - 1.82
Estimated volatility	296% - 346%	218% - 250%
Discount rate	0.16%	0.12% - .25%

The risk-free interest rates are based on the U.S. Treasury yield curve for maturities with similar terms at the time of the grant. The expected term of warrants granted is from the date of the grant. The expected volatility is based on historical volatility.

Below is detail of the warrant derivative balance at December 31, 2012 and December 31, 2011.

	2012	2011
Beginning balance	$ 510,893	$ 1,589,172
Initial fair value of warrant derivative	-	206,315
Revaluation of warrant derivative resulting
From expiration of warrant	-	(43,315)
Net change in fair value of warrant derivative	(2,881)	(1,241,279)

Ending balance	$ 508,012	$ 510,893

As approved by the Board on November 28, 2011, the Company issued 100,000 shares of Company common stock to R. Llee Chapman, a director, in exchange for his services as acting Chief Financial Officer.  The total fair value of the stock issued and related expense on that date was $14,000 based on the stock price at the date of grant.  Under that same resolution, the Board agreed to grant to Mr. Chapman 100,000 shares of stock per quarter during his tenure, payable every three months from the date of the resolution.  Under a subsequent agreement between the Company and Mr. Chapman such awards were discontinued after February 28, 2012 at which date an additional 100,000 shares were issued to Mr. Chapman.   The fair value of the shares issued and related expense on that date was $10,000 based on the stock price at the date of grant.

The following is a summary of warrants as of December 31, 2012 and 2011.

	Share Equivalent Warrants	Exercise Price	Expiration Date
Warrants:
Warrants issued September 24, 2010	6,683,271	$ 0.24	September 30, 2013
Warrants issued June 26, 2011	1,000,000	0.19	June 26, 2013
Warrants issued September 30, 2011	200,000	0.19	September 30, 2013
Warrants issued October 28, 2011	108,000	0.20	October 28, 2013
Total warrants outstanding at December 31, 2011	7,991,271	$ 0.23
Warrants issued February 17, 2012	625,000	0.20	February 17, 2014
Total warrants outstanding at December 31, 2012	8,616,271	$ 0.28

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

7.

Stock Options

The Company has established a Stock Option Incentive Plan to authorize the granting of stock options up to 10 percent of the total number of issued and outstanding shares of common stock (3,016,754 as of December 31, 2012) to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are generally granted with an exercise price equal to the fair market price of the Company’s stock at the date of grant. The fair value of option awards granted during the year ended December 31, 2011 was estimated on the date of grant using the assumptions noted in the following table:

Stock price	$0.19 - $0.30
Exercise price	$0.20 - $0.27
Expected volatility	221.19% - 256.16%
Expected dividends	-
Expected term (in years)	3 - 5
Risk-free rate	1.45% - 1.68%
Expected forfeiture rate	-

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

Total compensation cost charged against operations under the plan for employees was none and $295,971 for the years ended December 31, 2012 and 2011, respectively.  These costs are classified under management and administrative expense.  Total compensation cost charged against operations under the plan for directors and consultants was none and $197,314 for the years ended December 31, 2012 and 2011, respectively.  These costs are classified under Director’s fees and professional services.

The following is a summary of the Company’s options under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	-	$-
Granted	2,250,000	0.26
Exercised	250,000	0.20
Expired	-	-
Outstanding at December 31, 2011	2,000,000	0.27
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2012	2,000,000	$0.27
Exercisable at December 31, 2012	2,000,000	$0.27

The weighted average fair value of options granted during the years ended December 31, 2012 and 2011 was none and $0.23, respectively.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

7.

Stock Options, continued

The average remaining contractual term of the options outstanding and exercisable at December 31, 2012 was 3.54 years. The aggregate intrinsic value of options exercised during the twelve months ended December 31, 2012 and 2011 was none and $52,500, respectively, based on the excess market value of the common stock over exercise price at the date of exercise, and at December 31, 2012 the options outstanding had an intrinsic value of $0.

8.

Commitments and Contingencies

On November 30, 2011, (“Effective Date”) Thunder Mountain Resources, Inc., entered into a mining lease for the exclusive rights to conduct exploration, feasibility work, development, mining and processing of minerals on certain mining claims in Lemhi County, Idaho.  The initial term is for thirty years and the lease grants successive, additional fifteen year terms so long as the Company is in compliance with the lease.  The Company is obligated to pay advance minimum royalty payments, the first of which was in the amount of $25,000 which was paid during 2011.  $75,000 was paid in 2012 and additional payments are due as follows:

Amount	Due Date
$ 75,000	On or before the 2nd anniversary of the Effective Date
100,000	On or before the 3rd anniversary of the Effective Date
100,000	On or before the 4th anniversary of the Effective Date and each anniversary date thereafter

All payments under the agreement will be credited against any production royalties that accrue.  If no minerals are produced from the premises, the lessor has no obligation to refund payments made.

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation on the Trout Creek Project that significantly expands the Trout Creek target area. Newmont’s private mineral package added to the Project surrounds the Company’s claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement.  Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the ensuing two years, with additional expenditures possible in future years.  The Company has expended $132,727 on this project through December 31, 2012.  Newmont has extended the date for completion of the work commitment to June 17, 2013.

9.

Related Party Transactions

At various times throughout 2011 and January 2012 as approved under Board resolution dated July 11, 2011 (the “Resolution”), Mr. Collord, the Company’s Vice-President and Chief Operations Officer, made loans of various amounts to the Company totaling $155,000 to fund the operational needs of the Company, all of which was repaid as of December 31, 2012. The Resolution specified a maturity date of January 7, 2012, subsequently amended to May 31, 2012, and allowed the conversion of any portion of the note at any time into shares of common stock at a price equal to the lower of the last private placement, or the previous 30-day rolling average of the closing price of the stock.

Management determined that the conversion option required separate valuation and bifurcation under ASC 815, and determined fair value using a Black-Scholes valuation model.  The total initial fair value of the conversion options was $126,151 and was separated from the debt host.  At initial recording it was determined that one of the loans’ conversion options had a fair value which exceeded the loan amount by $17,945.  The excess was charged to the statement of operations in 2011 as a financing expense from conversion option.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

9.

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

Inputs to the Black-Scholes valuation model as of May 31, 2012:

Stock price	$0.07
Exercise price	$0.10
Expected term (in years)	0.0897
Estimated volatility	281.48%
Risk-free interest rate	0.07%
Expected dividend yield	-

Black-Scholes inputs at inception and December 31, 2011:

	At inception	At December 31, 2011
Market price	$0.15 - $0.35	$0.10
Effective price	$0.165	$0.1148
Expected term (years)	0.164 – 0.534	0.2219
Estimated volatility	160%-387%	234.18%
Risk-Free interest rate	0*	0*
Expected dividend yield	-	-

              * - due to short expected term of the instrument

Below is detail of the conversion option liability balance at December 31, 2012 and December 31, 2011.

	2012	2011

Beginning balance	$ 48,231	$ -
Initial fair value of conversion option liability	-	123,031
Conversion option liability eliminated	15,000
Net change in fair value of conversion option liability	(33,231)	(74,800)
Ending balance	$ -	$ 48,231

Conversion options outstanding at year-end	-	1,268,591
Year end weighted average per unit value	-	0.03802
Ending balance	$ -	$ 48,231

The Company incurred $10,456 and $9,545 in interest expense related to the loans for the twelve months ended December 31, 2012 and 2011, respectively.

The Company recorded $60,150 in management fee income from the joint venture during the year ended December 31, 2012.  The joint venture partner ISGC is a shareholder of the Company.  G Peter Parsley, a director and shareholder of the Company, is also an employee of ISGC.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2012, there were no changes in independent audit firms or consulting firms who provide accounting assistance.

During the year ended December 31, 2012, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.  Management is currently evaluating avenues for mitigating our internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and  future existence  of our organization, Since the Company has not generated any significant revenues,  the Company is limited in its options for  remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting as of December 31, 2013.

Changes in internal controls over financial reporting

During the quarter ended December 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subsequent to the close of the year an additional independent director was added to help alleviate the material weakness identified above.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section sets forth certain information with respect to the Company’s current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2012.

Directors and Executive Officers:

Name	Age	Office with the Company	Appointed to Office
Eric T. Jones	50	President, Chief Executive	Since 2006
		Officer, Director

E. James Collord	65	Chief Operating Officer,	Since 1978
		Director

Pete Parsley	51	Director	Since 1999

Dr. Robin S. McRae	70	Director	Since 1978

Edward D. Fields	73	Director	Since March 2006

Douglas J. Glaspey	58	Director	Since June 2008

R. Llee Chapman	54	Director, Chairman of Audit	Since January 2010
		Committee

Background and experience:

Eric T. Jones has over 20 years of varied mining, financial and entrepreneurial experience.  He has held project management positions for Hecla Mining at their Yellow Pine Mine, Stibnite, Idaho, and Environmental Manager at their Rosebud Mine, Lovelock, Nevada.  For Dakota Mining, Mr. Jones was General Mine Manager for the Stibnite, Idaho gold heap leach operation in central Idaho.  He was also engaged as a manager of a successful Boise, Idaho-based private investment fund during the period 1997-2002.  Due to Eric’s varied business experience, in 2006 the Board appointed him to the position of Secretary/Treasurer and Chief Financial Officer.  In February 2008 Eric went to work for Thunder Mountain Gold, Inc. as Chief Financial Officer, and Vice President of Investor Relations. In 2011 Eric was appointed President and Chief Executive Officer.

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

Significant Employees:

Jim Collord commenced working for the Company in April 2007 when work on evaluation of South Mountain intensified.  Eric T. Jones became an employee in February 2008.  Both Jim Collord and Eric T. Jones voluntarily reduced their salaries to $1 per month during the early part of 2012 until the financial strength of the Company improved about November of 2012

Family Relationships:

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, no persons failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2012.

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

ITEM 11 - EXECUTIVE COMPENSATION

Jim Collord voluntarily reduced his salary to $12,000 per year commencing in June 2008 which continued throughout 2009 to maximize financial resources available for exploration efforts. His salary was reinstated at rate of 60,000 per year from January to August 2010. In early 2011, Mr. Collord voluntarily reduced his salary to $1/month until November of 2012, when the financial condition of the Company improved.

Eric Jones commenced working for the Company in February 2008 at a 75% of a full-time rate of $100,000 per year, or $75,000 per year which was further reduced to a temporary rate of $12,000 per year starting June 1, 2009 through September 30, 2009.  His salary was returned to the 100% full-time rate of $100,000 starting in October 2009. In September 2010 his salary was increased to $110,000 per year.  In early 2011, Mr. Jones also voluntarily reduced his salary to $1/month until November 2012 when the financial condition of the Company improved.

Pete Parsley discontinued his full-time position as Vice President and Exploration Manager during 2012, but remained on the board of the Company.

On August 24, 2010 the Board approved, subject to Shareholder approval of its SIP, a grant of 2.0 million options under the SIP to Directors, Executive Officers and other non-employees consultants. The options have a strike price of $0.27. The option certificates will reflect the actual date of the SIP by shareholders, which was July 17, 2011.

On November 29, 2012 the Board approved a grant of 990 thousand options under the SIP to Directors, Executive Officers and other non-employees consultants. This grant is subject to shareholder approval in accordance with the Company`s SIP. The option certificates will ultimately reflect the actual date of the shareholder approval.

Summary Compensation Table

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the Directors’ duties associated with the Company's business. There is currently no other compensation arrangements for the Company’s Directors. The following table provides certain summary information for the fiscal year ended December 31, 2012 and 2011 concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers, including the Directors of the Company:

Name & Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compen- sation (US$)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings (US$)	All Other Compensation/ Directors Fee (US$)	Total (US$)
Jim Collord, Vice President/COO	2012 2011	$11,002 $47,841	$16,498 $34,659	- -	- -	- -	- -	- -	$27,500 $82,500
Eric T. Jones, President & CEO	2012 2011	$26,337 $51,424	$28,663 $58,576	- -	- -	- -	- -	- -	$55,000 $110,000
Pete Parsley, Director	2012 2011	$23,542 $108,295	- -	- -	- -	- -	- -	- -	$23,542 $108,295
Doug Glaspey Director	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -
Robin S. McRae, Director	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -
Edward Field, Director	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -
R. Llee Chapman Director	2012 2011	- -	- -	$24,000 -	- -	- -	- -	- -	$24,000 -

There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation or retirement.

Exercise of Options:

There were no stock options exercised by executives or directors in 2012.

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

Employment Contracts:

At the end of 2012, there were two paid Company employees - Eric Jones and Jim Collord.  They were employed per resolution of the Board and other than a monthly salary, plus normal burden, there are no other contractual understandings in the resolutions.  Each is reimbursed for the use of personal office equipment and phones, and Jim and Eric are reimbursed for health insurance and related costs up to a set maximum amount.

2012 Share-Based Payments:

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

On November 29, 2012 the Board approved a grant of 990 thousand options under the SIP to Directors, Executive Officers and other non-employees consultants. This grant is subject to shareholder approval in accordance with the Company`s SIP. The option certificates will ultimately reflect the actual date of the shareholder approval.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2012 by:

•

the Company’s named executive officers;

•

the Company’s directors;

•

all of the Company’s executive officers and directors as a group; and each person who is known to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Directors and Executive Officers
E. James Collord	1,703,200(2)(3)	5.6%
Eric T. Jones	2,180,508(2)	7.2%
G. Peter Parsley	581,962(2)	2.0%
Robin S. McRae	439,307(2)	1.5%
Edward Fields	142,393(2)	0.5%
Doug Glaspey	150,000(2)	0.5%
R. Llee Chapman	361,800(2)	1.2%
All current executive officers and directors as a group	5,559,170	18.4%
5% or greater shareholders not insiders
None	-	-

(1) Based on 30,167,549 shares of common stock issued and outstanding as of December 31, 2012.

(2) Sole voting and investment power.

(3) Includes 50,000 shares held in trust for Mr. Collord’s son, Jerritt Collord.

As of December 31, 2012, the number of shares of common stock that can be sold by officers, directors, principal shareholders, and others pursuant to Rule 144 was 5,559,170. As a condition to our listing on the TSX-V in 2010, our officers and directors were required to deposit their common stock totaling 4,799,239 shares, into an escrow account with Computershare Investor Services, Inc. Those escrowed shares were subject to the TSX-V’s Tier 1 escrow requirement at that time. Those requirements provide for an 18 month escrow release mechanism with 25% of the escrowed securities being released on September 24, 2010 (the date our common shares commenced trading on the TSX-V), and 25% of the escrowed securities to be released every 6 months thereafter.  As of December 31, 2012, all of the escrowed shares have been released back to the officers and directors.

Changes in Control:

The Board of Directors is aware of no circumstances which may result in a change of control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others:

During the year ended December 31, 2012, we had the following transactions with related parties:

At various times throughout 2011 as approved under Board resolution dated July 11, 2011 (the “Resolution”), Mr. Collord, the Company’s president and chief executive officer, made loans of various amounts to the Company totaling $150,000 to fund the operational needs of the Company. The Resolution specified a maturity date of January 7, 2012, subsequently amended to May 31, 2012, and allows the conversion of any portion of the note at any time into shares of common stock at a price equal to the lower of the last private placement, or the previous 30-day rolling average of the closing price of the stock. The note was paid off during 2012 in accordance with its terms.

On July 17, 2011 the Company Shareholders approved of the Company SIP, and a grant of 2.0 million options under the SIP to Directors, Executive Officers and other non-employees consultants. The options have a strike price of $0.27.  The option certificates will reflect the actual date of the SIP by shareholders, which was July 17, 2011.

On November 29, 2012 the Board approved a grant of 990 thousand options under the SIP to Directors, Executive Officers and other non-employees consultants. This grant is subject to shareholder approval in accordance with the Company`s SIP. The option certificates will ultimately reflect the actual date of the shareholder approval.

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

Directors’ Stock Purchases

Certain Directors of the Company purchased common stock in 2012. Mr. Jones purchased 182,431 shares of the Company stock on the open market. Mr. Chapman was granted 200,000 shares of company stock for his service to the Company as interim Chief Financial Officer while a replacement was hired.

Stock transactions for directors and officers were reported on Form 4 and are available on the SEC website.

Director Independence

Douglas Glaspey, Llee Chapman, and Edward Fields are independent non-employee members of the Board of Directors, as defined in FINRA Marketplace Rule 4200.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2012, as provided by DeCoria, Maichel and Teague, P.S. We expect that DeCoria, Maichel and Teague, P.S. will serve as our auditors for fiscal year 2013.

Year Ended	December 31, 2012	December 31, 2011
Audit fees (1)	$66,286	$32,493
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total Fees	$66,286	$32,493

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
101***

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

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

Date:  April 9, 2013

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

 /s/ E. James Collord

By  __________________________________

E.  James Collord

Vice President and COO

Date:  April 9, 2013