Form 10-Q
period 2013-03-31
THUNDER MOUNTAIN GOLD INC
filed 2013-05-15
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 10, 2013:  30,167,549

2

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1:  Financial Statements

3

Consolidated Balance Sheets

3

Consolidated Statements of Operations and Comprehensive Income (Loss)

4

Consolidated Statements of Cash Flows

5

Notes to Consolidated Financial Statements

7

Item 2.  Management's Discussion and Analysis or Plan of Operation

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

22

Item 4.  Controls and Procedures

22

PART II – OTHER INFORMATION

23

Item 1.  Legal Proceedings.

23

Item 1A. Risk Factors.

23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

23

Item 3.  Defaults Upon Senior Securities.

23

Item 4.  Mine Safety Disclosures

23

Item 5.  Other Information

23

Item 6.  Exhibits

24

SIGNATURES

25

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Balance Sheets March 31, 2013 and December 31, 2012

	(Unaudited)
	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$ 55,604	$ 166,505
Prepaid expenses and other assets	103,307	53,320

Total current assets	158,911	219,825

Propertyand equipment:
Equipment, net of accumulated depreciation	-	109
Total property and equipment	-	109

Other assets:
Investment in Owyhee Gold Trust LLC joint venture	479,477	479,477
Total assets	$ 638,388	$ 699,411

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other accrued liabilities	$ 59,857	$ 56,765
Total current liabilities	59,857	56,765

Derivative warrant liabilities	765,843	508,012
Total liabilities	825,700	564,777

Commitments (Note 4)	-	-

Stockholders' equity (deficit):
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 30,167,549 shares issued and outstanding, respectively	30,168	30,168
Additional paid-in capital	3,268,616	3,268,616
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(3,249,103)	(2,927,157)
Total stockholders' equity (deficit)	(187,312)	134,634
Total liabilities and stockholders' equity (deficit)	$ 638,388	$ 699,411

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
				During Exploration
				Stage
				1991
	Three Months Ended			Through
	March 31,			March 31,
	2013		2012	2013
Revenue:
Royalties, net	$ -		$ -	$ 328,500
Joint venture management fee income	45,104		-	105,254
Gain on sale of property and mining claims	-		-	2,576,112
Total revenue	45,104		-	3,009,866

Expenses:
Exploration expenses	31,154		41,640	2,168,530
Legal and accounting	29,353		29,595	1,157,973
Management and administrative	48,603		79,544	3,271,070
Directors' fees and professional services	-		-	923,055
Gain on sale of equipment	-		-	(2,815)
Depreciation and depletion	109		2,407	145,658
Total expenses	109,219		153,186	7,663,471

Other income (expense):
Interest and dividend income	-		-	283,990
Interest expense	-		(24,495)	(424,050)
Gain (loss) on fair value of warrant liabilities	(257,831)		186,910	1,037,434
Loss on common stock and warrants	-		-	(271,587)
Gain on change in fair value of conversion option liability	-		14,787	108,032
Financing expense	-		1,368	(17,945)
Debt forgiveness	-		-	1,000,000
Gain on foreign currency translation	-		-	166,116
Impairment of investments	-		-	(52,299)
Total other income (expense)	(257,831)	-	178,570	1,829,691

Net income (loss) before income taxes	(321,946)		25,384	(2,823,914)
(Provision) for income taxes	-		-	(151,496)
Net income (loss)	(321,946)		25,384	(2,975,409)
Treasury stock cancelled	-		-	(273,694)
Comprehensive income (loss)	$ (321,946)		$ 25,384	$(3,249,104)

Net income (loss) per common share-basic and diluted	$ (0.01)		$ Nil	$ (0.23)

Weighted average common shares outstanding-basic and diluted	30,167,549		29,343,373	14,342,529

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Statements of Cash Flows (Unaudited)
			During Exploration
			Stage 1991
	Three Months Ended		Through
	March 31,		March 31,
	2013	2012	2013
Cash flows from operating activities:
Net income (loss)	$ (321,946)	$ 25,384	$ (2,975,409)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and depletion	109	2,407	145,658
Gain on sales of equipment	-	-	(2,815)
Common stock, warrants and options issued for services	-	10,000	815,266
Adjustment for anti-dilution provisions	-	-	86,084
Conversion option liability eliminated	-	-	(15,000)
Debt forgiveness	-	-	(1,000,000)
Amortization of directors' fees prepaid with common stock	-	-	53,400
Amortization of deferred financing costs	-	15,696	231,015
Amortization of Notes Payable discounts	-	2,573	120,086
Compensation expense for stock issued	-	-	76,500
Gain on sale of mining claims and other assets	-	-	(2,736,553)
Impairment loss on securities	-	-	52,335
Gain on change in fair value of warrant liability	257,831	(186,910)	(1,037,434)
Loss on common stock and warrants	-	-	271,587
Gain on change in fair value of conversion option liability	-	(14,787)	(108,032)
Financing expense	-	-	17,945
Change in:
Prepaid expenses and other assets	(49,987)	(3,887)	(103,307)
Accounts payable and other liabilities	3,092	32,065	66,289
Receivables	-	-	124,955
Net cash used by operating activities	(110,901)	(117,459)	(5,917,429)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining leaseholds	-	(26,120)	(121,980)
Purchase of equipment	-	-	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from disposition of equipment	-	-	54,310
Net cash provided (used) by investing activities	-	(26,120)	2,270,483

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	-	150,000	2,400,406
Proceeds from exercise of stock options and warrants	-	-	508,600
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party note payable	-	5,000	576,500
Payments on related party note payable	-	-	(572,000)
Borrowing on notes payable	-	-	1,050,000
Payments on note payable	-	-	(50,000)
Net cash provided by financing activities	-	155,000	3,536,751

Net increase (decrease) in cash and cash equivalents	(110,901)	11,421	(110,195)
Cash and cash equivalents, beginning of period	166,505	83	165,799
Cash and cash equivalents, end of period	$ 55,604	$ 11,504	$ 55,604

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Statements of Cash Flows (continued) (Unaudited)

During Exploration
Stage
1991
	Three Months Ended		Through
	March 31,		March 31,
	2013	2012	2013

Non-cash investing and financing activities:

Stock issued to acquire equipment from related party	$ -	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Stock issued for payments on related party note payable	$ -	$ -	$ 4,500

Fair value of warrants issued in private placement classified as liabilities	$ -	$ -	$ 1,795,587

Note proceeds allocated to conversion option at inception	$ -	$ 1,368	$ 123,031

Stock issued for deferred compensation	$ -	$ -	$ 21,000

Beneficial conversion feature in note payable	$ -	$ -	$ 375,000

Mineral Properties transferred to investment	$ -	$ -	$ 429,477

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

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at March 31, 2013 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

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

Income Taxes

The Company recognizes deferred income tax liabilities or assets at the end of each period using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company has evaluated all tax positions for open years and has concluded that it has no material unrecognized tax benefits.  Management estimates their effective tax rate for the year ended December 31, 2013 will be 0%.

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

	Balance March 31, 2013	Balance December 31, 2012	Input Hierarchy level
Recurring:
Cash and cash equivalents	$ 55,604	$ 166,505	Level 1
Derivative warrant liabilities	$ (765,843)	$ (508,012)	Level 2

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued

Fair Value Measures, continued

For the warrant liabilities which are measured at fair value on a recurring basis, the Company uses the Black-Scholes valuation model with the following inputs as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Stock price	$0.14	$0.09
Exercise price	$0.19 - $0.29	$0.20 - $.30
Expected term (in years)	0.25 - .65	0.5 - .9
Estimated volatility	265% - 365%	296% - 346%
Risk-Free interest rate	0.14%	0.16%
Expected dividend yield	-	-

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

As of March 31, 2013 and 2012, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

	March 31,	March 31,
For periods ended	2013	2012
Convertible debt	-	1,672,241
Stock options	2,000,000	2,000,000
Warrants	7,991,271	8,616,271
Total possible dilution	9,991,271	12,288,512

2.

Stockholders’ Equity

The Company’s common stock is at $0.001 par value with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.001. No preferred shares have been issued.

The following is a summary of warrants as of March 31, 2013

	Share Equivalent Warrants	Exercise Price	Expiration Date
Warrants:
Warrants issued September 24, 2010	6,683,271	0.30	September 30, 2013
Warrants issued June 26, 2011	1,000,000	0.20	June 26, 2013
Warrants issued September 30, 2011	200,000	0.20	September 30, 2013
Warrants issued October 28, 2011	108,000	0.20	October 28, 2013
Warrants issued February 17, 2012	625,000	0.20	February 17, 2013
Total warrants outstanding at December 31, 2012	8,616,271	0.28
Warrants expired February 17, 2013	(625,000)
Total warrants outstanding at March 31, 2013	7,991,271	$ 0.28

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

All advance minimum royalties paid will be credited against any production royalties that accrue.  If no minerals are produced from the premises, the lessor has no obligation to refund the advance minimum royalties. These properties are adjacent to and part of the properties in the joint venture (See Note 4).

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation on the Trout Creek Project that significantly expands the Trout Creek target area. Newmont’s private mineral package added to the Project surrounds the Company’s claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement.  Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the ensuing two years, with additional expenditures possible in future years.  The Company has expended $132,727 on this project through March 31, 2013.  Newmont has extended the date for completion of the work commitment to June 17, 2013.

4.

Joint Venture

On November 8, 2012, the Company and Idaho State Gold Company, LLC (“ISGC”) formed the Owyhee Gold Trust, LLC, (“OGT”) a limited liability company.  The Company’s contribution for its membership units is its South Mountain Mine property and related mining claims located in southwestern Idaho in Owyhee County. As its initial contribution to OGT, ISGC will fund operations totaling $18 million; or $8 million if the Company exercises its option to participate pro-rata after ISGC expends $8 million.  The Agreement specifies that the members have initial Ownership Interests (as defined) as 25% for the Company and 75% for ISGC. ISGC is also the manager of the joint venture. Upon payment of $3 million of qualifying expenditures not later than December 31, 2014, ISGC will receive 2,000 units representing a vested 25% ownership.  The Company accounts for its investment in the joint venture by the cost method as it does not have control or significant influence over the affairs of the joint venture.

The Company recorded $45,104 in management fee income from the joint venture during the three months ended March 31, 2013.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

5.

Subsequent Events

On April 30, 2013 the Company held its annual meeting of shareholders on Tuesday, April 30, 2013, at 1:00: p.m. Mountain Time.  The meeting was held at the Tablerock Brewpub, 705 Fulton St, Boise, ID 83712, Boise, Idaho. The matters acted upon at the meeting were described in the Notice of Annual Meeting of Shareholders and Proxy Statement, filed February 27, 2013, and included the following:

1.

To Elect Directors.

2.

To ratify and reapprove the Stock Option Plan.

3.

To ratify DeCoria, Maichel & Teague as independent auditors.

4.

To approve, on a non-binding advisory basis, the compensation paid to our Named Executive Officers

5.

To approve, on a non-binding advisory basis, the frequency of holding future advisory votes on executive compensation

6.

To ratify and approve the Owyhee Gold Trust LLC

7.

To transact such other business as may properly come before the meeting and any postponement(s) or adjournment(s) thereof.

Only Shareholders of record, at the close of business on March 8, 2013, were entitled to notice of and to attend and to vote at the meeting.  The seven items listed above were all approved unanimously by shareholders.

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 30, 2013. The following statements may be forward-looking in nature and actual results may differ materially.

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

On November 8, 2012, the Company and Idaho State Gold Company, LLC (“ISGC”) formed the Owyhee Gold Trust, LLC, (“OGT”) a limited liability company.  The Company’s contribution for its membership units is its South Mountain Mine property and related mining claims located in southwestern Idaho in Owyhee County. As its initial contribution to OGT, ISGC will fund operations totaling $18 million; or $8 million if the Company exercises its option to participate pro-rata after ISGC expends $8 million.  The Agreement specifies that the members have initial Ownership Interests (as defined) as 25% for the Company and 75% for ISGC. ISGC is also the manager of the joint venture. Upon payment of $3 million of qualifying expenditures not later than December 31, 2014, ISGC will receive 2,000 units representing a vested 25% ownership.  The Company accounts for its investment in the joint venture by the cost method as it does not have control or significant influence over the affairs of the joint venture.

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

All those certain unpatented lode claims situated in Lander County, Nevada, more particularly described as follows below:

Name of Claim	Lander Co. Doc. No.	BLM NMC No.
TC-1	0248677	965652
TC-2	0248678	965653
TC-3	0248679	965654
TC-4	0248680	965655
TC-5	0248681	965656
TC-6	0248682	965657
TC-7	0248683	965658
TC-8	0248684	965659
TC-9	0248685	965660
TC-10	0248686	965661
TC-11	0248687	965662
TC-12	0248688	965663
TC-31	0248707	965682
TC-32	0248708	965683
TC-51	0248727	965702
TC-52	0248728	965703
TC-53	0248729	965704
TC-54	0248730	965705
TC-55	0248731	965706
TC-56	0248732	965707
TC-57	0248733	965708
TC-58	0248734	965709
TC-59	0251576	988946
TC-60	0251577	988947
TC-61	0251578	988948
TC-62	0251579	988949
TC-63	0251580	988950
TC-64	0251581	988951
TC-65	0251582	988952
TC-66	0251583	988953
TC-67	0251584	988954
TC-68	0251585	988955
TC-69	0251586	988956
TC-70	0251587	988957
TC-71	0251588	988958
TC-72	0251589	988959
TC-73	0251590	988960
TC-74	0251591	988961

Name of Claim	Lander Co. Doc. No.	BLM NMC No.
TC-75	0251592	988962
TC-76	0251593	988963
TC-77	0251594	988964
TC-78	0251595	988965
TC-79	0251596	988966
TC-80	0251597	988967
TC-81	0251598	988968
TC-82	0251599	988969
TC-83	0251600	988970
TC-84	0251601	988971
TC-85	0251602	988972
TC-86	0251603	988973
TC-87	0251604	988974
TC-88	0251605	988975
TC-89	0251606	988976
TC-90	0251607	988977
TC-91	0251608	988978
TC-92	0251609	988979
TC-93	0251610	988980
TC-94	0251611	988981
TC-95	0251612	988982
TC-96	0251613	988983

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

LIST of UNPATENTED MINING CLAIMS at Clover Mountain

CLAIM	OWYHEE COUNTY INSTRUMENT #	BLM# / (IMC)
PC-1	259673	190708
PC-2	259672	190709
PC-3	259671	190710
PC-4	259670	190711
PC-5	259669	190712
PC-6	259668	190713
PC-7	259667	190714
PC-8	259666	190715
PC-9	259665	190716
PC-10	259664	190717
PC-11	259663	190718
PC-12	259662	190719
PC-13	259661	190720
PC-14	259660	190721
PC-15	259659	190722
PC-16	259658	190723
PC-17	259657	190724
PC-18	259656	190725
PC-19	259655	190726
PC-20	259654	190727
PC-21	259653	190728
PC-22	259652	190729
PC-23	259651	190730
PC-24	259650	190731
PC-25	259649	190732
PC-26	259648	190733
PC-27	259647	190734
PC-28	259646	190735
PC-29	259645	190736
PC-30	259644	190737

CLAIM	OWYHEE COUNTY INSTRUMENT #	BLM# / (IMC)
PC-31	259643	190738
PC-32	259642	190739
PC-33	259641	190740
PC-34	259640	190741
PC-35	259639	190742
PC-36	259638	190743
PC-37	259637	190744
PC-38	259636	190745
PC-39	259635	190746
PC-40	259634	190747

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

Results of Operations:

The Company had revenues of $45,104 and no production for the three months ended March 31, 2013, compared to no revenue and no production for the same period in 2012. Expenses for the three months ended March 31, 2013 decreased by $43,967 or 29%, compared with $153,186 for the three months ended March 31, 2012. The decrease is a result of lower management and administrative expenses while the company focused on financing and joint venture activities for the South Mountain Joint Venture. Exploration expense for the quarter decreased $10,486 or 25% to $31,154, as management focused on financing, and the completion of the South Mountain Joint Venture with Idaho State Gold Co. Management and administrative expenses decreased by $30,941 or 39% to $48,603 for the quarter. There were no director`s fees during the quarter. The Company incurred no professional fees during the quarter (legal and accounting) which was the same for the period one year ago for the quarter ended March 31, 2011.

Total other income / (loss) for the three months ended March 31, 2013 was ($257,831), a decrease of $436,401 from total other income of $178,570 over the same period last year. The decrease in other income is due to the loss recognized on the fair value of the warrant liability recorded on the balance sheet during the first quarter of 2013.

Liquidity and Capital Resources:

On March 31, 2013, the Company had total current liabilities of $59,857. Current liabilities increased by $3,092 compared to current liabilities of $56,765 at year end December 31, 2012 primarily due to accounts payable.

Total liabilities increased during the quarter due to an increase from the derivative warrant liabilities. The Company has accounted for the warrants as derivative instruments which have been valued using a Black Scholes fair value model. The Company recognized a long-term liability of $765,843 related to the warrants at the date of issuance, and has recognized a loss of $257,831 on the warrants during the three months ended March 31, 2013, as a result of a decrease in fair value of the warrants between December 31, 2012, and the three months period ended March 31, 2013.

For the nine month period ended March 31, 2013, net cash used by operating activities was $110,902, consisting of our year to date net loss of $321,946, less non non-cash expenses for depreciation, amortization of deferred financing costs, changes in the fair value of the warrant liability and accounts payable and other accrued liabilities.  This compares with $117,459 used by operating activities for the three months ended March 31, 2021. There were no cash flows from investing activities, and no financing activities for the three month period ended March 31, 2013.

We are an exploration stage company and have incurred losses since our inception.  The notes to our financial statements for the year ended December 31, 2012, together with the opinion of our independent auditors included “going concern” explanatory paragraphs.

Management actions in addressing the “going concern”:

Management believes that the Company currently has cash sufficient to support an exploration program as outlined in Managements Discussion & Analysis above based on the following:

•

As of March 31, 2013, the Company currently has $55,604 of cash in our bank accounts, with $103,307 in pre-paid expenses, which is sufficient to fund non-exploration activities and administrative expenses for the next three months while additional financing is put in place.

•

On January 2, 2012, the Company entered into a subscription agreement with two individuals whereby the company sold 1,350,000 units at US$0.12 per unit.  Each unit consists of one share of common stock, and one-half warrant exercisable for 1 year at $0.20. The Company issued 1,350,000 shares under this agreement.

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

As of March 31, 2013, the Company owns outright the South Mountain Mine property in Owyhee County, Idaho that consists of 17 patented mining claims totaling approximately 326 acres, for which Management has recorded the property in the Company’s financial statements for $479,477.

The Company owns outright 2 4-wheel drive vehicles that are used for exploration and project work, as well as miscellaneous field equipment and office furniture. It also leases office space in Garden City, Idaho.

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

PART II – OTHER INFORMATION

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Collord

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Collord

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (v) Notes to Financial Statements

_____________________

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

Date: May 14, 2013

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ Larry Thackery

Larry Thackery

Chief Financial Officer

Date: May 14, 2013

25