Form 10-Q
period 2013-06-30
THUNDER MOUNTAIN GOLD INC
filed 2013-08-19
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 10, 2013:  30,167,549

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

23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

23

Item 3.  Defaults Upon Senior Securities.

23

Item 4.  Mine Safety Disclosures

23

Item 5.  Other Information

23

Item 6.  Exhibits

24

SIGNATURES

25

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
June 30, 2013 and December 31, 2012	June 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$ 139,404	$ 166,505
Prepaid expenses and other assets	17,427	53,320
Deferred financing costs	-	-
Total current assets	156,831	219,825

Property, equipment and mining claims:
South Mountain Mines property	-	-
Equipment, net of accumulated depreciation	-	109
Mining leaseholds	-	-
Total property, equipment and mining claims	-	109

Other assets:
Investment in Owyhee Gold Trust LLC joint venture	471,957	479,477
Deferred financing costs, net of accumulated amortization	-	-
Total other assets	471,957	479,477
Total assets	$ 628,787	$ 699,411

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$ 86,165	$ 56,765
Deferred payroll	-	-
Note payable - See Financial Footnote 5	20,000	-
Conversion option liability	-	-
Convertible note payable	-	-
Total current liabilities	106,165	56,765

Derivative warrant liabilities	111,763	508,012
Total liabilities	217,928	564,777

Commitments (See Note 4)

Stockholders' equity (deficit):
Preferred stock; $0.001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares
authorized; 30,167,549 shares issued and outstanding,
respectively	30,168	30,168
Additional paid-in capital	3,357,654	3,268,616
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(2,739,970)	(2,927,157)
Total stockholders' equity (deficit)	410,860	134,634
Total liabilities and stockholders' equity (deficit)	$ 628,787	$ 699,411

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)							During
							Exploration
							Stage
							1991
	Three Months Ended			Six Months Ended			Through
	June 30,			June 30,			June 30,
	2013		2012	2013		2012	2013
Revenue:
Royalties, net	$ -		$ -	$ -		$ -	$ 328,500
Joint venture management fee income	8,100		-	53,203		-	113,353
Gain on sale of property and mining claims	-		-	-		-	2,576,112
Total revenue	8,100		-	53,203		-	3,017,965

Expenses:
Exploration expenses	4,685		55,186	35,838		96,825	2,173,216
Legal and accounting	40,413		58,321	69,766		87,916	1,198,386
Management and administrative	24,671		72,342	73,274		151,886	3,295,740
Directors' fees and professional services-Footnote 6	89,038		-	89,038		-	1,012,093
Gain on sale of equipment	(5,000)		-	(5,000)		-	(7,815)
Depreciation and depletion	-		1,872	109		4,279	145,658
Total expenses	153,807		187,720	263,025		340,906	7,817,278

Other income (expense):
Interest and dividend income	1		-	1		0	283,991
Interest expense	760		(517,443)	760		(541,937)	(424,655)
Gain (loss) on fair value of
warrant liabilities	654,080		(379,230)	396,249		(192,320)	1,691,513
Loss on common stock and warrants	-		-	-		-	(271,587)
Gain on change in fair value of conversion
option liability	-		18,444	-		34,599	109,399
Financing expense	-		-	-		-	(17,945)
Debt forgiveness	-		-	-		-	1,000,000
Gain/(Loss) on disposition of Assets	-		-	-		-	-
Gain on sale of securities	-		-	-		-	166,116
Impairment of investments	-		-	-		-	(52,299)
Total other income (expense)	654,841	-	(878,229)	397,010	-	(699,659)	2,484,533

Net income (loss) before income taxes	509,134		(1,065,949)	187,188		(1,040,565)	(2,314,779)
(Provision) for income taxes	-		-	-		-	(151,496)
Net income (loss)	509,134		(1,065,949)	187,188		(1,040,565)	(2,466,275)
Treasury stock cancelled	-		-	-		-	(273,694)

Comprehensive income (loss)	$ 509,134		$(1,065,949)	$ 187,188		$(1,040,565)	$(2,739,969)

Net income (loss) per common
share-basic and diluted	$ 0.02		$ (0.04)	$ 0.01		$ (0.04)	$ (0.19)

Weighted average common
shares outstanding-basic and diluted	30,155,849		28,469,979	30,155,849		28,469,979	14,342,529

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)			During
Consolidated Statements of Cash Flows			Exploration
(Unaudited)			Stage
			1991
	Six Months Ended		Through
	June 30,		June 30,
	2013	2012	2013
Cash flows from operating activities:
Net income (loss)	$ 192,188	$ (1,040,564)	$ (2,461,276)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and depletion	109	4,279	145,658
Gain on sales of equipment	(5,000)	-	(7,815)
Common stock, warrants and options issued
for services	-	10,000	815,266
Adjustment for anti-dilution provisions	-	-	86,084
Conversion option liability eliminated	-	-	(15,000)
Debt forgiveness	-	-	(1,000,000)
Amortization of directors' fees prepaid
with common stock	-	-	53,400
Amortization of deferred financing costs	-	138,370	231,015
Amortization of Notes Payable discounts	-	395,214	120,086
Compensation expense for stock issued	-	-	76,500
Gain on sale of mining claims and other assets	-	-	(2,736,553)
Impairment loss on securities	-	-	52,335
Gain on change in fair value of warrant liability	(396,249)	192,320	(1,691,514)
Loss on common stock and warrants	-	-	271,587
Gain on change in fair value of conversion option liability	-	(48,231)	(108,032)
Financing expense	-	-	17,945
Change in:		-
Prepaid expenses and other assets	35,893	5,144	(17,427)
Accounts payable and other liabilities	29,399	(3,568)	92,597
Receivables	-	-	124,956
Net cash used by operating activities	(143,660)	(347,036)	(5,950,188)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	7,520	-	(349,977)
Purchase of mining leaseholds	-	(28,380)	(121,980)
Purchase of equipment	-	-	(168,577)
Proceeds from disposition of investments	-	-	642,646
Proceeds from disposition of equipment	-	-	54,310
Net cash provided (used) by investing activities	7,520	(28,380)	2,278,004

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	-	150,000	2,400,406
Proceeds from exercise of stock options and warrants	89,038	-	597,638
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party note payable	-	5,000	576,500
Payments on related party note payable	-	(145,000)	(572,000)
Borrowing on notes payable	20,000	1,000,000	1,070,000
Payments on note payable	-	-	(50,000)
Net cash provided by financing activities	109,038	1,010,000	3,645,789

Net increase (decrease) in cash and cash equivalents	(27,103)	634,584	(26,396)
Cash and cash equivalents, beginning of period	166,505	83	165,799
Cash and cash equivalents, end of period	$ 139,403	$ 634,667	$ 139,403

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

During Exploration
Stage
1991
	Six Months Ended		Through
	June 30,		June 30,
	2013	2012	2013

Cash Paid for interest	$ -	$ 4,392	$ 27,046

Cash Paid for income taxes	$ -	$ -	$ 503,514

Non-cash investing and financing activities:

Stock issued to acquire equipment from related party	$ -	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Stock issued for payments on related party note
payable	$ -	$ -	$ 4,500

Fair value of warrants issued in private placement
classified as liabilities	$ -	$ -	$ 1,795,587

Note proceeds allocated to conversion option at
inception	$ -	$ -	$ 123,031

Stock issued for deferred compensation	$ -	$ -	$ 21,000

Beneficial conversion feature in note payable	$ -	$ -	$ 375,000

Mineral Properties transferred to investment	$ -	$ -	$ 429,477

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

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at June 30, 2013 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

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

	Balance June 30, 2013	Balance December 31, 2012	Input Hierarchy level
Recurring:
Cash and cash equivalents	$ 139,404	$ 166,505	Level 1
Derivative warrant liabilities	$ (92,020)	$ (508,012)	Level 2

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued

Fair Value Measures, continued

For the warrant liabilities which are measured at fair value on a recurring basis, the Company uses the Black-Scholes valuation model with the following inputs as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Stock price	$0.07	$0.09
Exercise price	$0.19 - $0.29	$0.20 - $.30
Expected term (in years)	0.25 – 0.40	0.5 - .9
Estimated volatility	270% - 282%	296% - 346%
Risk-Free interest rate	0.15%	0.16%
Expected dividend yield	-	-

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

As of June 30, 2013 and 2012, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

	June 30,	June 30,
For periods ended	2013	2012
Convertible debt	-	12,500,000
Stock options	2,990,000	2,000,000
Warrants	6,991,271	8,616,271
Total possible dilution	9,981,271	12,288,512

2.

Stockholders’ Equity

The Company’s common stock is at $0.001 par value with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.001. No preferred shares have been issued.

The following is a summary of warrants as of June 30, 2013

	Share Equivalent Warrants	Exercise Price	Expiration Date
Warrants:
Warrants issued September 24, 2010	6,683,271	0.30	September 30, 2013
Warrants issued June 26, 2011	1,000,000	0.20	June 26, 2013*
Warrants issued September 30, 2011	200,000	0.20	September 30, 2013
Warrants issued October 28, 2011	108,000	0.20	October 28, 2013
Warrants issued February 17, 2012	625,000	0.20	February 17, 2013
Total warrants outstanding at December 31, 2012	8,616,271	0.28
Warrants expired thru June, 2013	(1,625,000)

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

2.

Stockholders’ Equity, continued

* During late 2011 in connection with a capital raise, the Company issued a series of warrants, the exercise price of which was denoted in Canadian Dollars (thus requiring derivative treatment. These 1,200,000 warrants had an expiration date of 2 years following the date of the closing. Management has been inserting a term of 2 years from their 'issuance' and since 1,000,000 of the warrants were issued prior to June 30, 2011, management did not calculate the fair value of these warrants as if they had been expired. As can be noted on the 8-K, it is clear that this entire group of warrants will 'officially' expire on November 8, 2013. Therefore 1,000,000 of warrants were calculated at the stated fair value of derivative warrant liabilities as of June 30, 2013.

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

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation on the Trout Creek Project that significantly expands the Trout Creek target area. Newmont’s private mineral package added to the Project surrounds the Company’s claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement.  Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the ensuing two years, with additional expenditures possible in future years.  Newmont agreed to extend the date for completion of the work commitment to June 22, 2013. The Company has expended $160,314.57 on this project through June 22, 2013.

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

The Company recorded $53,203 in management fee income from the joint venture during the six months ended June 30, 2013.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

5.

Notes Payable-Related Party

On June 6, 2013 the Company received funds of $20,000 from shareholder Jim Collard.  In Exchange for a Note which will pay Mr. Collard 1% per month for interest, and the first $10,000 was paid by the transfer of a company truck title, which is Mr. Collard’s primary vehicle.  The ending date of the note will be paid on receipt funds from a small private placement.

6.

Stock Options Granted

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

Stock Options Granted, continued

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

This Stock option was  made effective 4/30/2013, which resulted in a $89,038 in Director Fee expense. The Black-Scholes valuation was used to estimate the fair value of the aforementioned options granted list as follows.

2012 STOCK OPTIONS GRANTED
Thunder Mountain Gold Stock Option Plan

Name and Position	Dollar Value ($)	Number of Units/Exercise Price

Executive Group
E. James Collord	(1)	200,000 Options/$0.09
President, Chief Executive Officer
Eric T. Jones,	(1)	200,000 Options/$0.09
Chief Financial Officer

Non-Executive Director Group
G. Peter Parsley, Director	(1)	100,000 Options/$0.09

Robin S. McRae	(1)	100,000 Options/$0.09
Edwards Fields	(1)	100,000 Options/$0.09
Doug Glaspey	(1)	100,000 Options/$0.09
R. Llee Chapman	(1)	100,000 Options/$0.09
Consultants/Advisors Group	(1)	90,000 Options/$0.09-

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2013. The following statements may be forward-looking in nature and actual results may differ materially.

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

South Mountain Project, Owyhee County, Idaho (South Mountain Mines, Inc.)

The Company’s land package at South Mountain consists of a total of approximately 1,158 acres, consisting of (i)  17 patented claims (326 acres) the Company owns outright; (ii) lease on private ranch land (542 acres); and, (iii)  21 unpatented lode mining claims on BLM managed land (290 acres).  The Company is negotiating for additional private land surrounding the existing land package. We also have applied for leases on Idaho State Lands for approximately 3,100 acres, expected to be finalized during 2013.  All holdings are located in the South Mountain Mining District, Owyhee County, Idaho.

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

Results of Operations:

The Company had revenues of $53,203 and no production for the six months ended June 30, 2013, compared to no revenue and no production for the same period in 2012. Expenses for the three months ended June 30, 2013 decreased by $ 110,338 or 59%, compared with $187,720 for the three months ended June 30, 2012. The decrease is a result of lower expenditures management and administrative expenses. The company focused on financing and joint venture activities for the South Mountain Joint Venture. Exploration expense for the quarter decreased $41,121 or 75% to $14,065, as management continues to focus on financing, and the completion of the South Mountain Joint Venture with Idaho State Gold Co. Management and administrative expenses decreased by $44,054 or 61% to $28,287 for the quarter. There were no director`s fees during the quarter. The Company incurred Legal and accounting fees during the quarter (legal and accounting) of $ 40,030 which decreased by $18, 291 or 31% when compared to the quarter ending June 30, 2012.

Total other income / (loss) for the three months ended June 30, 2013 was $ 631,309, an increase of $ 1,697,257 from total other income of ($ 1,065,948) over the same period last year. The increase in other income is attributable to the gain recognized on the fair value of the warrant liability recorded on the balance sheet during the first quarter of 2013.  Also, there was a recorded expenditure of ($ 517,443) of Interest expense, one year ago for the quarter ended June 30, 2013.

Liquidity and Capital Resources:

On June 30, 2013, the Company had total current liabilities of $80,597. Current liabilities increased by $23,526 compared to current liabilities of $56,765 at year end December 31, 2012 primarily due to accounts payable.

Total liabilities decreased during the quarter due to a decrease from the derivative warrant liabilities. The Company has accounted for the warrants as derivative instruments which have been valued using a Black Scholes fair value model. The Company recognized a long-term liability of $92,020 related to the warrants at the date of issuance, and has recognized a gain of $ 673,823 on the warrants during the three months ended June 30, 2013, as a result of a decrease in fair value of the warrants between December 31, 2012, and the six month period ended June 30, 2013.

For the six month period ended June 30, 2013, net cash used by operating activities was $ 47,102, consisting of our year to date net income of $309,364, less non non-cash expenses for depreciation, amortization of deferred financing costs, changes in the fair value of the warrant liability and accounts payable and other accrued liabilities.  This compares with $ 347,036 used by operating activities for the six months ended June 30, 2012. There were no cash flows from investing activities. There was a notes payable issued from Jim Collard in the amount of $ 20,000 disclosed in the cash flow under financing activities for the six month period ended June 30, 2013.

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

Management actions in addressing the “going concern”:

Management believes that the Company currently has cash sufficient to support an exploration program as outlined in Managements Discussion & Analysis above based on the following:

•

As of June 30, 2013, the Company currently has $ 139,404 of cash in our bank accounts, with $ 17,427 in pre-paid expenses, which is sufficient to fund non-exploration activities and administrative expenses for the next three months while additional financing is put in place.

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

As of June 30, 2013, the Company owns outright the South Mountain Mine property in Owyhee County, Idaho that consists of 17 patented mining claims totaling approximately 326 acres, for which Management has recorded the property in the Company’s financial statements for $479,477.

The Company owns outright a 4-wheel drive pickup that is used for exploration and project work, as well as miscellaneous field equipment and office furniture. It also leases office space in Garden City, Idaho.

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

During the quarter ended June 30, 2013, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)

Documents which are filed as a part of this report:

Exhibits:

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (v) Notes to Financial Statements

_____________________

*

To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

By /s/ Eric T. Jones

Eric T. Jones

President and Chief Executive Officer

Date: August 19, 2013

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ Larry Thackery

Larry Thackery

Chief Financial Officer

Date: August 19, 2013

25