Form 10-Q/A
period 2013-06-30
THUNDER MOUNTAIN GOLD INC
filed 2013-11-01
CIK 711034

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 20 , 2013:  30,167,549

2

EXPLANATORY NOTE

This Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2013 as originally filed with the Securities and Exchange Commission (the "SEC") on August 19, 2013 (the "Original Filing"). Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant. The Company was unable to obtain a review by its independent public accountant of its financial statements before the Original Filing.  Consequently, the consolidated financial statements in the Original Filing were not reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS100”).  The financial statements included herein were finally reviewed in accordance with SAS100 and the Company is filing this amended Form 10-Q/A. This Form 10-Q/A amends the Company’s Condensed Consolidated Financial Statements and related disclosures in Item 1 for the three months ended June 30, 2013, as well as Management’s Discussion and Analysis in Item 2.

Item 6 of Part II of this Amendment has been amended to include currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101 provides the financial statements and related notes from the Original Filing formatted in XBRL (eXtensible Business Reporting Language).

Except for the amended information referred to above, no other information in the Original Filing is amended. This Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-Q/A does not reflect events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2012.

3

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1:  Financial Statements

3

Item 2.  Management's Discussion and Analysis or Plan of Operation

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

21

Item 4.  Controls and Procedures

21

PART II – OTHER INFORMATION

22

Item 1.  Legal Proceedings.

22

Item 1   A. Risk Factors.

22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

22

Item 3.  Defaults Upon Senior Securities.

22

Item 4.  Mine Safety Disclosures

22

Item 5.  Other Information

22

Item 6.  Exhibits

23

SIGNATURES

24

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
June 30, 2013 and December 31, 2012	June 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$ 139,404	$ 166,505
Prepaid expenses and other assets	17,426	53,320
Total current assets	156,830	219,825

Property, equipment and mining claims:
Equipment, net of accumulated depreciation	-	109
Total property, equipment and mining claims	-	109

Other assets:
Investment in Owyhee Gold Trust LLC joint venture	479,477	479,477
Total assets	$ 636,307	$ 699,411

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$ 86,165	$ 56,765
Note payable Related Party–(Note 5)	20,000	-
Total current liabilities	106,165	56,765

Derivative warrant liabilities	111,763	508,012
Total liabilities	217,928	564,777

Commitments (Note 3)

Stockholders' equity :
Preferred stock; $0.001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares
authorized; 30,167,549 shares issued and outstanding	30,168	30,168
Additional paid-in capital	3,357,654	3,268,616
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(2,732,450)	(2,927,157)
Total stockholders' equity	418,379	134,634
Total liabilities and stockholders' equity	$ 636,307	$ 699,411

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
							During
							Exploration
							Stage
							1991
	Three Months Ended			Six Months Ended			Through
	June 30,			June 30,			June 30,
	2013		2012	2013		2012	2013
Revenue:
Royalties, net	$ -		$ -	$ -		$ -	$ 328,500
Joint venture management fee income	8,100		-	53,203		-	113,353
Gain on sale of property and mining claims	-		-	-		-	2,576,112
Total revenue	8,100		-	53,203		-	3,017,965

Expenses:
Exploration expenses	4,685		55,185	35,838		96,825	2,173,214
Legal and accounting	40,413		58,321	69,766		87,916	1,198,386
Management and administrative	17,151		72,342	65,754		151,886	3,288,221
Directors' fees and professional services-(Note 6)	89,038		-	89,038		-	1,012,093
Gain on sale of equipment	(5,000)		-	(5,000)		-	(7,815)
Depreciation and depletion	-		1,872	109		4,279	145,658
Total expenses	146,287		187,720	255,505		340,906	7,809,758

Other income (expense):
Interest and dividend income	1		-	1		-	283,991
Interest expense	760		(517,442)	760		(541,937)	(423,288)
Gain (loss) on fair value of
warrant liabilities	654,080		(379,230)	396,249		(192,320)	1,675,358
Loss on common stock and warrants	-		-	-		-	(271,587)
Gain on change in fair value of conversion
option liability	-		18,444	-		34,599	122,819
Financing expense	-		-	-		-	(16,577)
Debt forgiveness	-		-	-		-	1,000,000
Gain on sale of securities	-		-	-		-	166,116
Impairment of investments	-		-	-		-	(52,299)
Total other income (expense)	654,841	-	(878,228)	397,010	-	(699,658)	2,484,533

Net income (loss) before income taxes	516,654		(1,065,948)	194,708		(1,040,564)	(2,307,260)
(Provision) for income taxes	-		-	-		-	(151,496)
Net income (loss)	516,654		(1,065,948)	194,708		(1,040,564)	(2,458,755)
Treasury stock cancelled	-		-	-		-	(273,694)

Comprehensive income (loss)	$ 516,654		$(1,065,948)	$ 194,708		$(1,040,564)	$(2,732,450)

Net income (loss) per common
share-basic and diluted	$ 0.02		$ (0.04)	$ 0.01		$ (0.03)	$ (0.20)

Weighted average common
shares outstanding-basic and diluted	30,167,549		30,154,750	30,167,549		29,743,212	13,865,841

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)			During
Consolidated Statements of Cash Flows			Exploration
(Unaudited)			Stage
			1991
	Six Months Ended		Through
	June 30,		June 30,
	2013	2012	2013
Cash flows from operating activities:
Net income (loss)	$ 194,708	$ (1,040,564)	$ (2,458,755)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and depletion	109	4,279	145,658
Gain on sales of equipment	(5,000)	-	(7,815)
Common stock, warrants and options issued
for services	89,038	10,000	904,304
Adjustment for anti-dilution provisions	-	-	86,084
Conversion option liability eliminated	-	-	(15,000)
Debt forgiveness	-	-	(1,000,000)
Amortization of directors' fees prepaid
with common stock	-	-	53,400
Amortization of deferred financing costs	-	138,370	231,015
Amortization of Notes Payable discounts	-	395,214	120,086
Compensation expense for stock issued	-	-	76,500
Gain on sale of mining claims and other assets	-	-	(2,736,553)
Impairment loss on securities	-	-	52,335
Gain on change in fair value of warrant liability	(396,249)	192,320	(1,691,514)
Loss on common stock and warrants	-	-	271,587
Gain on change in fair value of conversion option liability	-	(48,231)	(108,032)
Financing expense	-	-	17,945
Change in:		-
Prepaid expenses and other assets	35,894	5,144	(17,427)
Accounts payable and other liabilities	29,399	(3,568)	92,597
Receivables	-	-	124,956
Net cash used by operating activities	(52,101)	(347,036)	(5,858,630)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-.	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining leaseholds	-	(28,380)	(121,980)
Purchase of equipment	-	-	(168,577)
Proceeds from disposition of investments	-	-	642,646
Proceeds from sales of equipment	5,000	-	59,310
Net cash provided (used) by investing activities	5,000	(28,380)	2,275,484

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	-	150,000	2,400,406
Proceeds from exercise of stock options and warrants	-	-	508,600
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party note payable	20,000	5,000	596,500
Payments on related party note payable	-	(145,000)	(572,000)
Borrowing on notes payable	-	1,000,000	1,050,000
Payments on note payable	-	-	(50,000)
Net cash provided by financing activities	20,000	1,010,000	3,556,751

Net increase (decrease) in cash and cash equivalents	(27,101)	634,584	(26,396)
Cash and cash equivalents, beginning of period	166,505	83	165,799
Cash and cash equivalents, end of period	$ 139,404	$ 634,667	$ 139,404

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

During Exploration
Stage
1991
	Six Months Ended		Through
	June 30,		June 30,
	2013	2012	2013

Non-cash investing and financing activities:

Stock issued to acquire equipment from related party	$ -	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Stock issued for payments on related party note
payable	$ -	$ -	$ 4,500

Fair value of warrants issued in private placement
classified as liabilities	$ -	$ -	$ 1,795,587

Note proceeds allocated to conversion option at
inception	$ -	$ -	$ 123,031

Stock issued for deferred compensation	$ -	$ -	$ 21,000

Beneficial conversion feature in note payable	$ -	$ 375,000	$ 375,000

Mineral Properties transferred to investment	$ -	$ -	$ 429,477

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

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

	Balance June 30, 2013	Balance December 31, 2012	Input Hierarchy level
Recurring:
Cash and cash equivalents	$ 139,404	$ 166,505	Level 1
Derivative warrant liabilities	$ (111,763)	$ (508,012)	Level 2

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

As of June 30, 2013 and 2012, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

	June 30,	June 30,
For periods ended	2013	2012
Convertible debt	-	12,500,000
Stock options	2,990,000	2,000,000
Warrants	7,991,271	8,616,271
Total possible dilution	10,981,271	23,116,271

2.

Stockholders’ Equity

The Company’s common stock is at $0.001 par value with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.001. No preferred shares have been issued.

The following is a summary of warrants as of June 30, 2013

	Share Equivalent Warrants	Exercise Price	Expiration Date
Warrants:
Warrants issued September 24, 2010	6,683,271	$ 0.30	September 30, 2013
Warrants issued June 26, 2011	1,000,000	0.20	November 8 , 2013
Warrants issued September 30, 2011	200,000	0.20	November 8, 2013
Warrants issued October 28, 2011	108,000	0.20	October 28, 2013
Warrants issued February 17, 2012	625,000	0.20	February 17, 2013
Total warrants outstanding at December 31, 2012	8,616,271	0.28
Warrants expired thru June 2013	(625,000)	0.20
	7,991,271	$ 0.28

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

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation on the Trout Creek Project that significantly expands the Trout Creek target area. Newmont’s private mineral package added to the Project surrounds the Company’s claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement.  Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the ensuing two years, with additional expenditures possible in future years.  Newmont agreed to extend the date for completion of the work commitment to June 22, 2013. The Company has expended $160,314 on this project through June 22, 2013.

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

5.

Notes Payable-Related Party

On June 6, 2013, the Company received funds of $20,000 from shareholder Jim Collard.  In exchang e for a Note which will pay Mr. Collard 1% per month for interest. Subsequent to June 30, 2013, $10,000 was paid through the transfer of a Company vehicle.

6.

Stock Options Granted

The Company has established a Stock Option Incentive Plan to authorize the granting of stock options up to 10 percent of the total number of issued and outstanding shares of common stock (3,016,755 shares as of June 30, 2013) to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant.

The Company granted 990,000 non-qualified stock options to certain officers, directors and outside consultants with an exercise price of $0.09.  Shareholder approval for the award was granted on April 30, 2013.  The options immediately vested.  Management valued the options as of the date of grant using a Black-Scholes option pricing model resulting in $89,038 expense being recorded.

The fair value of each option award was estimated on the date of grant using the assumptions noted in the following table:

Stock price	$0.09
Exercise price	$0.09
Expected volatility	302.9%
Expected dividends	-
Expected term (in years)	5.0
Risk-free rate	0.68%
Expected forfeiture rate	-

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	2,000,000	$0.27
Granted	990,000	0.09
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2013	2,990,000	$0.21
Exercisable at June 30, 2013	2,990,000	$0.21
Weighted average fair value of options granted during the period ended June 30, 2013		$0.09

The average remaining contractual term of the options outstanding and exercisable at June 30, 2013 was 3.5 years. There were no options exercised during the six months ended June 30, 2013 and 2012.

Total compensation cost charged against operations under the plan for directors and consultants was $89,038 and none for the nine months ended June 30, 2013 and 2012, respectively.  These costs are classified under Director’s fees and professional services.

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

Results of Operations:

The Company had revenues of $53,203 and no production for the six months ended June 30, 2013, compared to no revenue and no production for the same period in 2012. Expenses for the three months ended June 30, 2013 decreased by $41,433 or 22%, compared with $187,720 for the three months ended June 30, 2012. The decrease is a result of lower expenditures management and administrative expenses. The company focused on financing and joint venture activities for the South Mountain Joint Venture. Exploration expense for the quarter decreased $50,500 or 92% to $4,685, as management continues to focus on financing, and the completion of the South Mountain Joint Venture with Idaho State Gold Co. Management and administrative expenses decreased by $55,191 or 76% to $17,151 for the quarter. There were $89,038 director’s fees during the quarter. The Company incurred Legal and accounting fees during the quarter (legal and accounting) of $ 40,413 which decreased by $17,908 or 31% when compared to the quarter ending June 30, 2012.

Total other income/(loss) for the three months ended June 30, 2013 was $654,841, an increase of $1,533,069 from total other loss of ($878,228) over the same period last year. The increase in other income is attributable to the gain recognized on the fair value of the warrant liability recorded on the balance sheet during the first quarter of 2013.   Also, there was a recorded expenditure of ($760) of Interest expense, one year ago for the quarter ended June 30, 2013.

Liquidity and Capital Resources:

On June 30, 2013, the Company had total current liabilities of $106,165. Current liabilities increased by $49,400 compared to current liabilities of $56,765 at year end December 31, 2012 primarily due to accounts payable.

Total liabilities decreased during the quarter due to a decrease from the derivative warrant liabilities. The Company has accounted for the warrants as derivative instruments which have been valued using a Black Scholes fair value model. The Company recognized a long-term liability of $111,763 related to the warrants at the date of issuance, and has recognized a gain of $396,249 on the warrants during the six months ended June 30, 2013, as a result of a decrease in fair value of the warrants between December 31, 2012, and the six month period ended June 30, 2013.

For the six month period ended June 30, 2013, net cash used by operating activities was $52,101, consisting of our year to date net income of $194,708, less non non-cash expenses for depreciation, amortization of deferred financing costs, changes in the fair value of the warrant liability and accounts payable and other accrued liabilities.   This compares with $ 347,036 used by operating activities for the six months ended June 30, 2012. There were no cash flows from investing activities. There was a notes payable issued from Jim Collard in the amount of $ 20,000 disclosed in the cash flow under financing activities for the six month period ended June 30, 2013.

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

Management actions in addressing the “going concern”:

Management believes that the Company currently has cash sufficient to support an exploration program as outlined in Managements Discussion & Analysis above based on the following:

•

As of June 30, 2013, the Company currently has $ 139,404 of cash in our bank accounts, with $ 17,426 in pre-paid expenses, which is sufficient to fund non-exploration activities and administrative expenses for the next three months while additional financing is put in place.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*

The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (v) Notes to Financial Statements

_____________________

*

In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q/A shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

By /s/ Eric T. Jones

Eric T. Jones

President and Chief Executive Officer

Date: October 30, 2013

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ Larry Thackery

Larry Thackery

Chief Financial Officer

Date: October 30, 2013

24