Form 10-Q
period 2013-09-30
THUNDER MOUNTAIN GOLD INC
filed 2013-11-19
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at September 30, 2013:  30,167,549

2

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1:  Financial Statements (Unaudited)

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

22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

22

Item 3.  Defaults Upon Senior Securities.

22

Item 4.  Mine Safety Disclosures

22

Item 5.  Other Information

22

Item 6.  Exhibits

23

SIGNATURES

24

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
September 30, 2013 and December 31, 2012	September 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$ 6,240	$ 166,505
Prepaid expenses and other assets	5,425	53,320
Total current assets	11,665	219,825

Property, equipment and mining claims:
Equipment, net of accumulated depreciation	-	109
Total property, equipment and mining claims	-	109

Other assets:
Investment in Owyhee Gold Trust LLC joint venture	479,477	479,477
Total assets	$ 491,142	$ 699,411

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$ 82,100	$ 56,765
Note payable Related Party (Note 5)	20,000	-
Convertible Note Payable (Note 5)	15,288	-
Total current liabilities	117,388	56,765

Derivative warrant liabilities	-	508,012
Total liabilities	117,388	564,777

Commitments (Note 3)

Stockholders' equity :
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares
authorized; 30,167,549 shares issued and outstanding	30,168	30,168
Additional paid-in capital	3,367,079	3,268,616
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(2,786,500)	(2,927,157)
Total stockholders' equity	373,754	134,634
Total liabilities and stockholders' equity	$ 491,142	$ 699,411

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
							During
							Exploration
							Stage
							1991
	Three Months Ended			Nine Months Ended			Through
	September 30,			September 30,			September 30,
	2013		2012	2013		2012	2013
Revenue:
Royalties, net	$ -		$ -	$ -		$ -	$ 328,500
Joint venture management fee income	-		-	53,203		-	113,353
Gain on sale of property and mining claims	-		-	-		-	2,576,112
Total revenue	-		-	53,203		-	3,017,965

Expenses:
Exploration expenses	51,290		20,096	87,129		116,921	2,224,505
Legal and accounting	15,106		88,430	84,872		176,346	1,213,492
Management and administrative	104,705		61,135	170,459		213,020	3,392,926
Directors' fees and professional services-(Note 6)	-		-	89,038		-	1,012,093
Gain on sale of equipment	(10,000)		-	(15,000)		-	(17,815)
Depreciation and depletion	-		2,139	109		6,418	145,658
Total expenses	161,101		171,800	416,607		512,705	7,970,859

Other income (expense):
Interest and dividend income	-		-	762		-	284,752
Interest expense	(4,713)		(21,591)	(4,713)		(563,529)	(428,763)
Gain (loss) change in fair value of
warrant liabilities (Note 2)	111,763		219,978	508,012		27,658	1,803,277
Loss on common stock and warrants	-		-	-		-	(271,587)
Gain on change in fair value of conversion
option liability	-		-	-		34,599	108,032
Financing expense	-		-	-		-	(17,945)
Debt forgiveness	-		-	-		-	1,000,000
Gain on sale of securities	-		-	-		-	166,116
Impairment of investments	-		-	-		-	(52,299)
Total other income (expense)	107,050	-	198,387	504,061	-	(501,272)	2,591,583

Net income (loss) before income taxes	(54,051)		26,587	140,657		(1,013,977)	(2,351,311)
(Provision) for income taxes	-		-	-		-	(151,496)
Net income (loss)	(54,051)		26,587	140,657		(1,013,977)	(2,512,807)
Treasury stock cancelled	-		-	-		-	(273,694)

Comprehensive income (loss)	$ (54,051)		$ 26,587	$ 140,657		$(1,013,977)	$(2,786,500)

Net income (loss) per common
share-basic and diluted	$ Nil		$ Nil	$ Nil		$ (0.03)	$ (0.20)

Weighted average common
shares outstanding-basic and diluted	30,167,549		30,167,549	30,167,549		29,881,761	13,865,841

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)			During
Consolidated Statements of Cash Flows			Exploration
(Unaudited)			Stage
			1991
	Nine Months Ended		Through
	September 30,		September 30,
	2013	2012	2013
Cash flows from operating activities:
Net income (loss)	$ 140,657	$ (1,013,977)	$ (2,512,807)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and depletion	109	6,418	145,658
Gain on sales of equipment	(15,000)	-	(17,815)
Stock-based compensation	89,038	10,000	904,304
Adjustment for anti-dilution provisions	-	-	86,084
Conversion option liability eliminated	-	-	(15,000)
Debt forgiveness	-	-	(1,000,000)
Amortization of directors' fees prepaid
with common stock	-	-	53,400
Amortization of deferred financing costs	-	138,370	231,015
Amortization of Notes Payable discounts	4,713	395,214	124,799
Compensation expense for stock issued	-	-	76,500
Gain on sale of mining claims and other assets	-	-	(2,736,550)
Impairment loss on securities	-	-	52,335
Gain on change in fair value of warrant liability	(508,012)	(27,658)	(1,803,277)
Loss on common stock and warrants	-	-	271,587
Gain on change in fair value of conversion option liability	-	(48,231)	(108,032)
Financing expense	-	-	17,945
Change in:		-
Prepaid expenses and other assets	47,895	(12,308)	(5,425)
Accounts payable and other liabilities	25,335	(121,645)	88,532
Receivables	-	-	124,955
Net cash used by operating activities	(215,265)	(673,817)	(6,021,793)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-.	-	5,500,000
Purchase of Dewey Mining Co. mining claims	-	-	(2,923,888)
Purchase of investments	-	-	(354,530)
Purchase of South Mountain Mines	-	-	(357,497)
Purchase of mining leaseholds	-	(35,900)	(121,980)
Purchase of equipment	-	-	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from sales of equipment	5,000	-	59,310
Net cash provided (used) by investing activities	5,000	(35,900)	2,275,483

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	-	150,000	2,400,406
Proceeds from exercise of stock options and warrants	-	-	508,600
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party note payable	30,000	5,000	606,500
Payments on related party note payable	-	(150,000)	(572,000)
Borrowing on notes payable	20,000	1,000,000	1,070,000
Payments on note payable	-	-	(50,000)
Net cash provided by financing activities	50,000	1,005,000	3,586,751

Net increase (decrease) in cash and cash equivalents	(160,265)	295,283	(159,559)
Cash and cash equivalents, beginning of period	166,505	83	165,799
Cash and cash equivalents, end of period	$ 6,240	$ 295,366	$ 6,240

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

During Exploration
Stage
1991
	Nine Months Ended		Through
	September 30,		September 30,
	2013	2012	2013

Non-cash investing and financing activities:

Stock issued to acquire equipment from related party	$ -	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Stock issued for payments on related party note
payable	$ -	$ -	$ 4,500

Fair value of warrants issued in private placement
classified as liabilities	$ -	$ -	$ 1,795,587

Note proceeds allocated to conversion option at
inception	$ -	$ -	$ 123,031

Stock issued for deferred compensation	$ -	$ -	$ 21,000

Beneficial conversion feature in note payable	$ 9,425	$ 375,000	$ 384,425

Mineral Properties transferred to investment	$ -	$ -	$ 479,477

Equipment exchanged for related party note payable	$ 10,000	$ -	$ 10,000

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations

Business Operations

Thunder Mountain Gold, Inc. (“Thunder Mountain” or “the Company”) was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc.   In April 1978, the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders and changed its name to Thunder Mountain Gold, Inc., with the primary goal to further develop their holdings in the Thunder Mountain Mining District, located in Valley County, Idaho. Thunder Mountain Gold, Inc. takes its name from the Thunder Mountain Mining District, where its principal lode mining claims was located. For several years, the Company’s activities were restricted to maintaining its property position and exploration activities. During 2005, the Company sold its holdings in the Thunder Mountain Mining District. During 2007, the Company acquired the South Mountain Mines property in southwest Idaho and initiated exploration activities on that property, which continue today.

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception and does not have sufficient cash at September 30, 2013 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Convertible Debt

From time to time, the Company enters into transactions which contain conversion privileges, the settlement of which may entitle the holder or the Company to settle obligations by issuance of Company securities. When the Company enters transactions which allow obligations to be settled by the issuance of Company securities, beneficial computed value is estimated under appropriate accounting literature.

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

	Balance September 30, 2013	Balance December 31, 2012	Input Hierarchy level
Recurring:
Cash and cash equivalents	$ 6,240	$ 166,505	Level 1
Derivative warrant liabilities	$ Nil	$ (508,012)	Level 2

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

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued

As of September 30, 2013 and 2012, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

	Sept. 30,	Sept. 30,
For periods ended	2013	2012
Convertible debt	440,771	12,500,000
Stock options	2,990,000	2,000,000
Warrants	1,308,800	8,616,271
Total possible dilution	4,739,571	23,116,271

2.

Stockholders’ Equity

The Company’s common stock is at $0.001 par value with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001. No preferred shares have been issued. Three of the warrant issuances in prior years had provisions that necessitated accounting for them as derivative liabilities, and at December 31, 2012 these warrants had a total fair value recorded in the consolidated balance sheet for $508,012.  As of September 31, 2013 two of those warrant issuances had expired, and the last one had a fair value determined using a Black-Scholes model of $nil.  Therefore, for the three and nine months ended September 30, 2013 a gain on change in fair value of warrant liabilities of $111,763 and $508,012, respectively, has been reported in the consolidated statement of operations and comprehensive income (loss).

The following is a summary of warrants as of September 30, 2013.

	Share Equivalent Warrants	Exercise Price	Expiration Date
Warrants:
Warrants issued September 24, 2010	6,683,271	$ 0.30	September 30, 2013
Warrants issued June 26, 2011	1,000,000	0.20	November 8, 2013
Warrants issued September 30, 2011	200,000	0.20	November 8, 2013
Warrants issued October 28, 2011	108,000	0.20	October 28, 2013
Warrants issued February 17, 2012	625,000	0.20	February 17, 2013
Total warrants outstanding at December 31, 2012	8,616,271	0.28
Warrants expired thru September 30, 2013	(7,308,271)	0.29
	1,308,000	$ 0.20

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

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

3.

Commitments, continued

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation on the Trout Creek Project that significantly expands the Trout Creek target area. Newmont’s private mineral package added to the Project surrounds the Company’s claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement.  Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the ensuing two years, with additional expenditures possible in future years.  Newmont agreed to extend the date for completion of the work commitment to June 22, 2013. The Company has expended $160,314 on this project through September 30, 2013.

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

The Company recorded $53,203 in management fee income from the joint venture during the nine months ended September 30, 2013.

5.

Notes Payable

On June 6, 2013, the Company received funds of $20,000 from Jim Collord, a director.  In accordance with the terms of the note, the Company pays Mr. Collord 1% per month for interest. Principle and interest are due in full on November 30, 2013.  In July of 2013, a company vehicle with zero book value was transferred to Mr. Collord in agreed-upon satisfaction of $10,000 of the principal. During August 2013, Mr. Collord advanced an additional $10,000 to the Company, under similar terms.

On July 31, 2013 the Company received $20,000 from Rolf Hess, a stockholder, under a convertible promissory note.  Terms of the note call for interest at 1% per month, with the entire balance of principle and interest due in full on December 1, 2013.

The convertible promissory note contains the option for the holder to convert any portion of the principle and interest into Company common stock at 75% of the average closing bid price of the stock for the twenty trading days ending the day prior to the conversion.  At inception, management determined the conversion price would have been $0.054.  On that date, the market price for the Company’s common stock exceeded the conversion price as calculated. The convertible note contains a beneficial conversion feature of $9,425 which was recognized as a discount on the note on the date of issuance. The discount is being amortized over the note term using the straight-line method, which approximates the effective interest method. For the three months ended September 30, 2013, the Company recorded $4,713 in interest expense related to the amortization of the discount.  As of September 30, 2013, the outstanding balance of the convertible note was $15,288, which is net of the remaining discount of $4,712.

6.

Stock Options Granted

The Company has established a Stock Option Incentive Plan to authorize the granting of stock options up to 10 percent of the total number of issued and outstanding shares of common stock (3,016,755 shares as of September 30, 2013) to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

6.

Stock Options Granted, continued.

During 2013, the Company granted 990,000 non-qualified stock options to certain officers, directors and outside consultants with an exercise price of $0.09.  Shareholder approval for the award was granted on April 30, 2013.  The options immediately vested.  Management valued the options as of the date of grant using a Black-Scholes option pricing model resulting in $89,038 expense being recorded.

The fair value of each option award was estimated on the date of grant using the assumptions noted in the following table:

Stock price	$0.09
Exercise price	$0.09
Expected volatility	302.9%
Expected dividends	-
Expected term (in years)	5.0
Risk-free rate	0.68%
Expected forfeiture rate	-

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	2,000,000	$0.27
Granted	990,000	0.09
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2013	2,990,000	$0.21
Exercisable at September 30, 2013	2,990,000	$0.21
Weighted average fair value of options granted during the period ended September 30, 2013		$0.09

The average remaining contractual term of the options outstanding and exercisable at September 30, 2013 was 3.5 years. There were no options exercised during the nine months ended September 30, 2013 and 2012.

Total compensation cost charged against operations under the plan for directors and consultants was $89,038 and none for the nine months ended September 30, 2013 and 2012, respectively.  These costs are classified under Director’s fees and professional services.

7.  Subsequent Events

On October 3, 2013, the Board of Directors approved a Private Placement financing of up to 5,000,000 units of the Company (each, a “Unit”) at a price of US$0.05 per Unit for gross proceeds of up to US$250,000 (the “Private Placement”).  Each Unit will consist of one share of the Company’s common stock (each, a “Common Share”) and one-half of one common share purchase warrant (each whole warrant, a “Warrant”).  Each Warrant will entitle the holder to purchase one additional share of common stock of the Company at a price of US$0.15 for a period of 18 months from the closing of the Private.  The proceeds raised pursuant to the Private Placement will be used for exploration and for general working capital.

The Company has entered into a selling agreement (the “Selling Agreement”) with a selling agent (the “Agent”) to market the Units on a non-exclusive basis.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

7.  Subsequent Events, continued

Pursuant to the Selling Agreement, the Agent has agreed to sell the Units on a non-exclusive, best efforts basis, and will be entitled to compensation in the following form: (a) a cash commission equal to 10% of the price of the Units sold by the Agent; (b) an additional cash commission of 10% of gross proceeds received from the exercise of Warrants issued as part of such Units or any other equity investment made by investors introduced by the Agent within a 24 month period following closing; and (c) non-transferable broker warrants to purchase a number of additional Units equal to 5% of Units sold by the Agent in the initial offering (the “Agent Warrants”). The Agent Warrants will have the same exercise price and otherwise be on the same terms as the Warrants. The Agent has not committed to purchase any Units and accordingly there is no assurance that the offering will be completed.

The Private Placement remains subject to the approval of the TSX Venture Exchange. The securities issued in the Private Placement will be subject to a four-month hold period in accordance with the policies of the TSX Venture Exchange and applicable Canadian securities legislation.

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

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2013. The following statements may be forward-looking in nature and actual results may differ materially.

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

The Company employed two full-time, salaried management – E. James Collord and Eric T. Jones –had a reduced salary of $1 per month during the quarter, and was able to meet its immediate financial obligations. The Company maintains its office in the Boise, Idaho. This is the primary headquarters for the South Mountain Project.

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

The historic production peaked during World War II when, based on smelter receipts, the production of direct shipped ore totaled 53,653 tons containing 3,118 ounces of gold, 566,439 ounces of silver, 13,932 pounds of copper, 2,562,318 pounds of lead and 15,593,061 pounds of zinc.  In addition to the direct-ship ore, a flotation mill was constructed and operated during the late-1940s and early-1950s. There is no production information available on the tons, grade and concentrate associated with that phase of the operation, but it is estimated that between 30,000 and 40,000 tons of ore were mined and process based on the estimated tonnage of mill tailings.

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

Results of Operations:

The Company had revenues of $53,203 and no production for the nine months ended September 30, 2013, compared to no revenue and no production for the same period in 2012. Expenses for the three months ended September 30, 2013 decreased by $ 10,699 or 6%, compared with $171,800 for the three months ended September 30, 2012. The decrease is a result of lower expenditures for legal expenses. The company focused on financing and joint venture activities for the South Mountain Joint Venture. Exploration expense for the quarter increased $31,194 to $51,290, as management continues to focus on financing, and the completion of the South Mountain Joint Venture with Idaho State Gold Co. Management and administrative expenses increased by $43,570 to $104,705 for the quarter due to consultation fees being paid by the Owyhee Gold Trust, LLC. The Company incurred Legal and accounting fees during the quarter (legal and accounting) of $ 15,106 which decreased by $ 73,324 when compared to the quarter ending September 30, 2012.

The Company recognized a Gain on fair value of warrant liabilities from the long-term liability of $111,763 related to the warrants derivative liabilities. Total other income/(loss) for the three months ended September 30, 2013 was $107,050, a decrease of $ 91,337 from total other income of $ 198,387 over the same period last year. The increase in other income is attributable to the gain recognized on the fair value of the warrant liability recorded on the balance sheet during the first quarter of 2013.

Liquidity and Capital Resources:

On September 30, 2013, the Company had total current liabilities of $117,388. Current liabilities increased by $60,623 compared to current liabilities of $56,765 at year end December 31, 2012 primarily due to accounts payable, and related party notes.

Total liabilities decreased during the quarter due to a decrease from the derivative warrant liabilities. The Company has accounted for the warrants as derivative instruments which have been valued using a Black Scholes fair value model. The Company has decreased the long-term liability of $508,012 related to the warrants as all warrants were deemed expired by management.

For the six month period ended September 30, 2013, net cash used by operating activities was $ 215,265, consisting of our year to date net income of $140,657, less non non-cash expenses for depreciation, amortization of deferred financing costs, changes in the fair value of the warrant liability and accounts payable and other accrued liabilities.  This compares with $ 673,817 used by operating activities for the nine months ended September 30, 2012. There were no cash flows from investing activities. There was a notes payable issued to Rolfe Hess in the amount of $ 20,000 disclosed in the cash flow under financing activities for the six month period ended September 30, 2013.

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

Management actions in addressing the “going concern”:

Management believes that the Company currently has cash sufficient to support an exploration program as outlined in Managements Discussion & Analysis above based on the following:

•

As of September 30, 2013, the Company currently has $ 6,240 of cash in our bank accounts, with $ 5,425 in pre-paid expenses.

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

As of September 30, 2013, the Company owns outright the South Mountain Mine property in Owyhee County, Idaho that consists of 17 patented mining claims totaling approximately 326 acres, for which Management has recorded the property in the Company’s financial statements for $479,477.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (v) Notes to Financial Statements

_____________________

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

Date: November 19, 2013

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ Larry Thackery

Larry Thackery

Chief Financial Officer

Date: November 19, 2013