Form 10-K
period 2013-12-31
THUNDER MOUNTAIN GOLD INC
filed 2014-04-08
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer   ☐   Accelerated Filer   ☐   Non-Accelerated Filer   ☐   Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,794,969 as of June 30, 2013

The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2014 was 33,907,549.

Documents Incorporated by Reference:  None.

THUNDER MOUNTAIN GOLD, INC.

Form 10-K

December 31, 2013

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

25

ITEM 8 -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

26

ITEM 9 –    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

43

ITEM 9A - CONTROLS AND PROCEDURES

43

ITEM 9B - OTHER INFORMATION

44

PART III

45

ITEM 10 -  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

45

ITEM 11 -  EXECUTIVE COMPENSATION

48

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

50

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

51

ITEM 14 -  PRINCIPAL ACCOUNTING FEES AND SERVICES

52

PART IV

53

ITEM 15 –  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

53

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

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes (“Notes”) thereto for the fiscal year ending December 31, 2013.  The following statements may be forward looking in nature and actual results may differ materially.

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

We have no income and resources and we expect losses to continue for at least the next two years.

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

At December 31, 2013, we had current assets of $48,599.  We are planning to raise additional funds in 2014 to meet our current operating and capital requirements for the next 12 months and beyond. However, we have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For the year ended December 31, 2013 net cash used for operating activities was approximately $254,304.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from public offerings, private placements or loans.

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

We believe that there is substantial doubt about our ability to continue as a going concern

We have never generated net income from our exploration efforts and we have incurred significant net losses in each year since inception. Our accumulated deficit as of December 31, 2013 was $3,004,159. We expect to continue to incur substantial additional losses for the foreseeable future, and we may never become profitable. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate and ultimately operate proven or probable precious metals reserves, our ability to generate positive net revenues and our ability to reduce our operating costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because our exploration costs are greater than nonexistent revenue.  Continued failure to generate revenues could cause us to go out of business.

Our financial statements, for the year ended December 31, 2013, were audited by our independent registered public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern.

We believe that there is substantial doubt about our ability to continue as a going concern due to our total accumulated deficit of $3,004,159 as of December 31, 2013.  Our plans for our continuation as a going concern include financing our operations through sales of unregistered common stock and the exercising of stock options by our officers, directors and originators. If we are not successful with our plans, equity holders could then lose all or a substantial portion of their investment.

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

The Company owns 100% of the outstanding stock of Thunder Mountain Resources, Inc., a Nevada Corporation. Thunder Mountain Resources, Inc. owns 100% of the outstanding stock of South Mountain Mines, Inc. (SSMI), an Idaho Corporation., Inc. which owns the historic South Mountain Mine.  Thunder Mountain Resources, Inc. completed the direct purchase of 100% ownership of South Mountain Mines, Inc. on September 27, 2007, which consisted of 17 patented mining claims (approximately 327 acres) located in Owyhee County in southwestern Idaho.   Subsequent to the purchase, Thunder Mountain Resources staked 21 unpatented mining claims and obtained mineral leases on 545 acres of adjoining private ranch land.

On November 8, 2012,  and Idaho State Gold Company II LLC (“ISGC”) formed Owyhee Gold Trust, LLC, (“OGT”) a limited liability corporation.  As part of the Agreement, 6,000 membership units were created and represented SMMI’s contribution as its initial contribution to OGT. The Agreement calls for ISGC to fund operations totaling $18 million, or $8 million if SMMI exercises its participation option.  SMMI will own 100% of the LLC membership units until such time as ISGC makes the stipulated qualifying expenditures (as defined by the operating agreement).

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

The property is located approximately 70 air miles southwest of Boise, Idaho and approximately 24 miles southeast of Jordan Valley, Oregon. It is accessible by highway 95 driving south from the Boise area to Jordan Valley Oregon, then by traveling southeast approximately 22 miles back into Idaho, via Owyhee County road that is dirt and improved to within 4 miles of historic mine site. The last 4 miles up the South Mountain Mine road are unimproved dirt road. The property is accessible year-round to within 4 miles of the property, where the property is accessible from May thru October without plowing snow. There is power to within 4 miles of the site as well. The climate is considered high desert. The Company has water rights on the property, and there is a potable spring on the property that once supplied water to the main camp.

During 2013, the following developments occurred at the South Mountain Project:

•

The Project received two Conditional Use Permits (CUPs) from Owyhee County, one for the mine infrastructure and one for the potential mill facility. The CUPs allow for construction of the project. Since all work is on private land, this is the only major permit required for project development with the exception of the air quality permit for the process and support components.  Additionally, the Army Corps of Engineers has approved the 404 and 401 permits required for culvert installation at both the mine waste rock dump and the Iron Mine Creek crossing along the mill access road.

•

OGT purchased 360 acres of private ranch land, along with road and utility right-of-way, at a favorable site approximately 5 miles from the mine.  This site was selected to reduce the environmental impact of the project and for ease of year-around access.  Construction on the site advanced with access road construction, some mill site grading, water well testing and geotechnical work for foundation design.  Potential tailing pond sites are being evaluated and finalized.  This work was deemed appropriate but further development will wait until for the final feasibility study and decision is made on the type and size of the processing facility that is needed.

•

Underground exploration and pre-development tunnel work on the Sonneman and Laxey levels continued, with the underground development focusing on enlargement of the main Sonneman level to 12 feet by 12 feet to accommodate exploration and future development.  The tunnel work will provide access for drills to gain the critical information necessary to complete a feasibility study.  Mining in the drift has advanced to the historic DMEA 2 zone where it encountered over 100 feet of massive sulfide.  As part of the tunnel development, approximately 1,000 tons of high-grade massive sulfide was recovered, stockpiled, and sampled for control. The historic drilled values for this zone were 17.74% Zn; 3.43 opt Ag; 0.14 opt Au; 0.28% Cu; and 0.39% Pb.  This general grade was verified by the muck and channel sampling in the zones.  More development drifting and drilling is needed before a feasibility study can be completed.

•

The first underground drill station was constructed near the historic DMEA 2 ore zone, with six core holes drilled by the drilling contractor.  A series of fan holes collared at this location will tested the down dip continuity of the mineralization.  When the tunnel has advanced past the DMEA 2 ore shoot, a second drill station will be constructed to test the up dip continuity of the sulfide.  Up to 25,000 feet of additional drilling is needed, along with assay results, before a feasibility study can be completed.Surface core drilling was completed in the Texas mineralized zone.  The drilling confirmed the continuity of the massive sulfide between the Laxey Level Texas Ore Shoot exposure and the surface where the historic Texas Shaft was located.  The drill results were very positive, proving continuity, but will require additional drilling from the surface and/or underground to place the sulfide material into reserve category.

•

An extensive ground magnetic survey consisting of approximately 81 line miles was completed over the project area and was designed to tie the sediment hosted mineralization with the Gold Breccia Zone.  Additional geophysics will be justified and will consist of deep penetrating induced polarization work.

Trout Creek Project, Lander County, Nevada

A ground gravity survey was completed over the pediment target area and provided insight into the gravel-bedrock contact as well as defining the favorable structural setting within the buried bedrock.  A drill target has been identified and it is hoped that this can be completed during the 2014 field season.  Both the claim holding fees and the Newmont joint venture agreement were maintained during 2013.

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

The ongoing exploration field work, including claim maintenance and assessment, is financed by the Company through sales of unregistered common stock funded by the Company through private placements with accredited investors.  Future work will be funded in the same manner or through a strategic partnership with another mining company.  The Company is attempting to consolidate the land package to cover a larger area of the positive geophysical target in the pediment by acquiring and/or joint venturing adjoining mineral property. There are currently no environmental permits required for the planned exploration work on the property. In the future, a notice of intent may be required with the Bureau of Land Management.  This property is without known reserves and the proposed program is exploratory in nature according to Instruction 3 to paragraph (b)(5) of Industry Guide 7.

Clover Mountain Claim Group, Owyhee County, Idaho

The Company`s Clover Mountain property is located approximately 60 air miles SW of Boise, Idaho and approximately 30 miles SW of Grandview, Idaho in Sections 24, 25; T.8S.; R.1W., and Sections 19, 30; T.8S.; R.1E. Boise Meridian, Owyhee County, Idaho. Latitude:  42   42’ 34” North Longitude: 116   24’ 10” West.

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

During brief field work in 2010, the presence of visible free gold was noted by panning in the area of the strong soil anomaly. The ongoing exploration field work, including claim maintenance and assessment fees, is funded by the Company through private placements with accredited investors. Future work will be funded in the same manner or through a strategic partnership with another mining company.

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

Employees

The Company had two employees during the year ended December 31, 2013; Eric Jones, President and Chief Executive Officer, and Jim Collord, Vice President and Chief Operating Officer.

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

On September 24, 2010, the Company’s common stock also began trading on the TSX Venture Exchange (“TSX-V”) in Canada and is quoted under the trading symbol “THM”

The following table illustrates the average high/low price of our common stock for both the OTCBB and TSX-V for the last two (2) fiscal years 2013 and 2012:

	OTCBB (US$)		TSX-V(Cdn$)(1)
PERIOD(2)	HIGH	LOW	HIGH	LOW
2013
First Quarter	$ 0.14	$ 0.14	$ 0.08	$ 0.08
Second Quarter	$ 0.07	$ 0.07	$ 0.08	$ 0.08
Third Quarter	$ 0.06	$ 0.06	$ 0.05	$ 0.05
Fourth Quarter	$ 0.05	$ 0.05	$ 0.05	$ 0.05

2012
First Quarter	$ 0.12	$ 0.08	$ 0.10	$ 0.08
Second Quarter	$ 0.15	$ 0.08	$ 0.09	$ 0.09
Third Quarter	$ 0.15	$ 0.07	$ 0.09	$ 0.09
Fourth Quarter	$ 0.17	$ 0.06	$ 0.09	$ 0.09

At March 28, 2014, the price per share quoted on the OTCQB was $0.07 and Cdn$0.13 on the TSX-V.

(1)  Our common stock began trading on the TSX-V on September 24, 2010.

(2)  Quarters indicate calendar year quarters.

Holders:

As of March 28, 2014 there were approximately 1,880 shareholders of record of the Company’s common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Transfer Agent:

Our independent stock transfer agent in the United States is Computershare Shareholder Services, located at 350 Indiana Street Suite 750 Golden, CO 80401. In Canada, our Agent is Computershare, TORU - Toronto, University Ave, 100 University Ave, 8th Floor, Toronto, ON M5J 2Y1, CANADA

Dividends:

No dividends were paid by the Registrant in 2013 or 2012, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities:

Beginning June 26, 2011 and continuing through September 30, 2011, the Company entered into stock subscription agreements with Life Media Group AG with a subscription price of Cdn$0.17 per Unit for 1,200,000 Units and raising $186,546.  Each Unit is comprised of one share of common stock of the Company and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional share of common stock of the Company at a price of Cdn$0.20 per share for a two year period following closing at any time until the two year anniversary of the closing.  The Company may require early exercise of the warrants in the event that the common shares trade at a weighted average price of Cdn$0.25 for five consecutive trading days.  On October 28, 2011, the Company issued 108,000 share purchase warrants to Garry Miller for finder’s fees associated with a private placement.  Each warrant is exercisable to purchase one common share of the Company common stock at Cdn$0.20 per share for a period of two years from date of issue.

On January 2, 2012, the Company entered into a subscription agreement with two individuals whereby the company sold 1,350,000 units at US$0.12 per unit.  Each unit consists of one share of common stock and one-half warrant exercisable for 2 years at $0.20. The Company issued 1,350,000 shares under this agreement.

On October 3, 2013, the Board of Directors approved a Private Placement financing of up to 5,000,000 units of the Company (“Unit”) at a price of $0.05 per Unit for gross proceeds of up to $250,000.  Each Unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant.  Each whole warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $0.15 for a period of 18 months.

Pursuant to a Selling Agreement, the Selling Agent was entitled to compensation in the following form: (a) a cash commission equal to 10% of the price of the Units sold.  At December 31, 2013, $1,500 in commissions was accrued based on the sale of 300,000 shares; (b) an additional cash commission of 10% of gross proceeds received from the exercise of Warrants issued as part of such Units or any other equity investment made by investors introduced by the Agent within a 24 month period following closing; and (c) non-transferable broker warrants to purchase a number of additional Units equal to 5% of Units sold by the Agent in the initial offering. The Agent Warrants will have the same exercise price and otherwise be on the same terms as the Warrants.  At December 31, 2013, 15,000 agent warrants were issued.

As of December 31, 2013, the Company received $45,000 in gross proceeds from the Private Placement, issuing a total 900,000 in common stock and 450,000 warrants.

On December 1, 2013, the Company converted a note payable to Rolf Hess in the amount of $20,000 for a total of 400,000 shares of common stock and 200,000 warrants.

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

The Company’s financial position remained unchanged during 2013 and the metals commodity markets were mostly favorable during the year.  The Company continued to operate on a tight budget while the Joint Venture and financing of the South Mountain Project was completed.

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

Work on the other three main properties controlled by the Company will continue in 2013, although the South Mountain Joint Venture will still remain the focus.  At the Trout Creek Project, the following is planned:

•

Drill pre-defined drill target on the Joint Exploration area with Newmont Mining.

•

Analyze the drill data, and prepare for further exploration in the 2014/2015 seasons.

•

Continue geophysical interpretation of the valley area. Define potential drill targets and develop additional drill targets for remaining field season in 2014 and 2015.

Results of Operations:

The Company had no revenues and no production for 2013 or 2012. Total expenses for 2013 decreased from the prior year to $415,261, down 33% from 2012 total expenses of $621,771. The decrease in total expenses is primarily the result of lower exploration expenses during the year as the South Mountain joint venture develops the properties on our behalf. Exploration expense for the year end 2013 was $65,024, a decrease of $73,467 over 2012 exploration expense of $138,491, because of the previously mentioned joint venture at South Mountain in 2012. Legal and accounting fees for 2013 decreased $119,421 to $91,942, a 53% decrease over 2012 legal and accounting expenses of $211,364. 2013 management and administrative decreased $82,027, or 31%, to $184,148 compared to 2012 expense of $266,175. The decrease was due to a combination of savings on management salaries, and the lack of travel and financing costs during the year.

Liquidity and Capital Resources:

The audit opinion and Notes that accompany our consolidated financial statements for the year ended December 31, 2013, disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended December 31, 2013, we did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

•

At March 24, 2014, we had $74,898 cash in our bank accounts.

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

For the year ended December 31, 2013, net cash used for operating activities was $234,123, consisting of our 2013 net income of $135,791, reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities. Cash provided by investing activities for 2013 totaled $5,000.

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

Private Placement

On October 3, 2013, the Board of Directors approved a Private Placement financing of up to 5,000,000 units of the Company (“Unit”) at a price of $0.05 per Unit for gross proceeds of up to $250,000.  Each Unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant.  Each whole warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $0.15 for a period of 18 months.

Pursuant to a Selling Agreement, the Selling Agent was entitled to compensation in the following form: (a) a cash commission equal to 10% of the price of the Units sold.  At December 31, 2013, $1,500 in commissions was accrued based on the sale of 300,000 shares; (b) an additional cash commission of 10% of gross proceeds received from the exercise of Warrants issued as part of such Units or any other equity investment made by investors introduced by the Agent within a 24 month period following closing; and (c) non-transferable broker warrants to purchase a number of additional Units equal to 5% of Units sold by the Agent in the initial offering. The Agent Warrants will have the same exercise price and otherwise be on the same terms as the Warrants.  At December 31, 2013, 15,000 agent warrants were issued.

As of December 31, 2013, the Company received $45,000 in gross proceeds from the Private Placement, issuing a total 900,000 in common stock and 450,000 warrants.

On December 1, 2013, the Company converted a note payable to Rolf Hess in the amount of $20,000 for a total of 400,000 shares of common stock and 200,000 warrants.

On January 2, 2012, the Company entered into a subscription agreement with a certain individual whereby the company sold 1,350,000 units at US$0.12 per unit.  Each unit consists of one share of common stock, and one-half warrant exercisable for 2 years at $0.20. As of September 30, 2012, the Company has issued the 1,350,000 shares under this agreement.

Beginning June 26, 2011 and continuing through September 30, 2011, the Company entered into stock subscription agreements with Life Media Group AG with a subscription price of Cdn$0.17 per Unit for 1,200,000 Units and raising $186,546.  Each Unit is comprised of one share of common stock of the Company and one common share purchase warrant.  Each warrant entitles the holder to purchase one additional share of common stock of the Company at a price of Cdn$0.20 per share for a two year period following closing at any time until the two year anniversary of the closing.  The Company may require early exercise of the warrants in the event that the common shares trade at a weighted average price of Cdn$0.25 for five consecutive trading days.  On October 28, 2011, the Company issued 108,000 share purchase warrants to Garry Miller for finder’s fees associated with a private placement.  Each warrant is exercisable to purchase one common share of the Company common stock at Cdn$0.20 per share for a period of two years from date of issue.

Subsequent Events

Effective December 11, 2013 Mr. Glen Peter Parsley resigned from the board of directors, then on January 9, 2014 the Company appointment of Mr. Joseph Baird to the Thunder Mountain Gold Board.

Mr. Baird brings over 30 years of mineral law experience to Thunder Mountain Gold. Mr. Baird is currently a partner in the Boise, Idaho law firm of Baird Hanson LLP, which firm has been lead counsel for permitting more mining projects in Idaho than any other law firm. Mr. Baird has provided environmental and mining counsel to a wide variety of New York Stock Exchange, Toronto Stock Exchange and venture capital mineral companies, including base and precious metal production companies, industrial mineral producers, exploration and mineral land management companies. He currently sits on the Board of the American CuMo Mining Corporation, which is advancing the “largest un-mined molybdenum deposit in the world” in Boise County, Idaho.

Off Balance-Sheet Arrangements:

During the 12 months ended December 31, 2013 and 2012, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

*

Amounts shown are for the lease periods years 4 through 7, a total of 1 years that remains after 2013, the second year of the lease period.

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

d)

On October 3, 2013, the Board of Directors approved a Private Placement financing of up to 5,000,000 units of the Company (“Unit”) at a price of $0.05 per Unit for gross proceeds of up to $250,000.  Each Unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant.  Each whole warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $0.15 for a period of 18 months. As of March 31, 2014, the Company sold in the amount $187,000 of units. This translates to 3.74 Million units (3.74 Million common shares, and 1.5 million warrants – the ½ warrants). Pursuant to the Private Placement agreement common shares and warrant certificates will not be issued until closing of the placement. The warrants will be good for 18 months, and exercisable at $0.15.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	27

Consolidated Balance Sheets at December 31, 2013 and 2012	28

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the years ended December 31, 2013 and 2012, and for
the period of exploration stage from 1991 through December 31, 2013	29

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and for the period of exploration stage from 1991 through
December 31, 2013	30-31

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended
December 31, 2013 and 2012, and for the period of exploration stage
from 1991 through December 31, 2013	32

Notes to Consolidated Financial Statements	33-42

.

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants
dm-t
decoria • maichel • teague
7307 N. Division, Suite 222
Spokane, Washington 99208

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Thunder Mountain Gold, Inc.

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. *(An Exploration Stage Company)* ("the Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended and for the period of exploration stage 1991 through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated position of Thunder Mountain Gold, Inc. *(An Exploration Stage Company)* as of December 31, 2013 and 2012, and the results of its operations and comprehensive income (loss) and cash flows for the years then ended and for the period of exploration stage 1991 through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.
Spokane, Washington

March 29, 2014

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Balance Sheets December 31, 2013 and December 31, 2012
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$ 35,882	$ 166,505
Prepaid expenses and other assets	12,717	53,320
Total current assets	48,599	219,825

Equipment, net of accumulated depreciation	-	109

Other assets:
Investment in Owyhee Gold Trust LLC joint venture	479,477	479,477
Total assets	$ 528,076	$ 699,411

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$ 70,688	$ 56,765
Related party notes payable (Note 5)	25,000	-
Total current liabilities	95,688	56,765

Long-term liabilities:
Derivative warrant liabilities	-	508,012
Total liabilities	95,688	564,777

Commitments and contingencies (Note 2)

Stockholders' equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 31,467,549 and 30,167,549 shares issued and outstanding, respectively	31,468	30,168
Additional paid-in capital	3,429,279	3,268,616
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(2,791,366)	(2,927,157)
Total stockholders' equity	432,388	134,634
Total liabilities and stockholders' equity	$ 528,076	$ 699,411

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2013 and 2012 and

for the period of Exploration Stage 1991 through December 31, 2013

			During Exploration
			Stage
	Years Ended		1991
	December 31,		Through
	2013	2012	December 31, 2013
Revenue:
Royalties, net	$ -	$ -	$ 328,500
Joint venture management fee income	53,203	60,150	113,353
Gain on sale of property and mining claims	-	-	2,576,112
Total revenue	53,203	60,150	3,017,965

Expenses:
Exploration expenses	65,024	138,491	2,202,400
Legal and accounting	91,942	211,363	1,220,562
Management and administrative	184,148	266,175	3,406,616
Directors' fees and professional services	89,038	-	1,012,093
Gain on sale of equipment	(15,000)	(2,815)	(17,815)
Depreciation	109	8,557	145,658
Total expenses	415,261	621,771	7,969,514

Other income (expense):
Interest and dividend income	762	10	284,752
Interest expense	(10,925)	(153,359)	(434,975)
Gain on change in fair value of derivative warrant liability	508,012	2,881	1,803,277
Loss on common stock and warrants	-	-	(271,587)
Gain on change in fair value of conversion option liability	-	33,232	108,032
Financing expense	-	-	(17,945)
Gain on Debt forgiveness	-	1,000,000	1,000,000
Gain on sale of securities	-	-	166,116
Impairment of investments	-	-	(52,299)
Total other income (expense)	497,849	882,764	2,585,371

Net income (loss) before income taxes	135,791	321,143	(2,366,176)
Provision for income taxes	-	-	(151,496)
Net income (loss)	135,791	321,143	(2,517,672)
Treasury stock cancelled	-	-	(273,694)

Comprehensive income (loss)	$ 135,791	$ 321,143	$ (2,791,366)

Net income (loss) per common share-basic and diluted	Nil	$ 0.01	$ (0.14)

Weighted average common shares outstanding-basic and diluted	30,673,690	29,950,658	20,460,975

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the years ended December 31, 2013 and 2012 and for the period of Exploration Stage 1991 through December 31, 2013

	2013	2012	During Exploration Stage 1991 Through December 31, 2013
Cash flows from operating activities:
Net income (loss)	$ 135,791	$ 321,143	$ (2,517,672)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and depletion	109	8,557	145,658
Gain on sale of equipment	(15,000)	(2,815)	(17,815)
Stock-based compensation	89,038	10,000	980,804
Adjustment for anti-dilution provisions	-	-	86,084
Conversion option liability eliminated	9,425	(15,000)	(5,575)
Debt forgiveness	-	(1,000,000)	(1,000,000)
Directors' fees prepaid with common stock	-	-	53,400
Amortization of deferred financing costs	-	138,370	231,015
Amortization of notes payable discounts		20,214	120,086
Compensation expense for stock issued	-	-	76,500
Gain on sale of mining claims and other assets	-	-	(2,736,553)
Adjustment for impairment of investments	-	-	52,335
Gain on change in fair value of derivative warrant liability	(508,012)	(2,881)	(1,803,277)
Loss on common stock and warrants	-	-	271,587
Gain on change in fair value of conversion option liability	-	(33,232)	(108,032)
Financing expense from conversion option	-	-	17,945
Change in:
Prepaid expenses and other assets	40,603	(32,931)	(12,717)
Accounts payable and other liabilities	13,923	(219,104)	77,121
Receivables	-	-	124,955
Net cash used by operating activities	(234,123)	(807,678)	(6,040,651)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-	-	5,500,000
Purchase of investments	-	-	(354,530)
Purchase of mining claims and leaseholds	-	(35,900)	(3,403,365)
Purchase of equipment	-	-	(168,577)
Proceeds from sale of investments	-	-	642,645
Proceeds from sale of equipment	5,000	5,000	59,310
Net cash (used) provided by investing activities	5,000	(30,900)	2,275,483

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of offering costs	43,500	150,000	2,443,906
Proceeds from exercise of stock options and warrants	-	-	508,600
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party notes payable	35,000	5,000	611,500
Payments on related party notes payable	-	(150,000)	(572,000)
Borrowing on convertible notes payable	20,000	1,000,000	1,070,000
Payments on notes payable	-	-	(50,000)
Net cash provided by financing activities	98,500	1,005,000	3,635,251

Net increase (decrease) in cash and cash equivalents	(130,623)	166,422	(129,917)
Cash and cash equivalents, beginning of year	166,505	83	165,799
Cash and cash equivalents, end of year	$ 35,882	$ 166,505	$ 35,882

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the years ended December 31, 2013 and 2012 and for the period of Exploration Stage 1991 through December 31, 2013

	2013	2012	During Exploration Stage 1991 Through December 31, 2013

Cash paid for interest	$ -	$ 10,992	$ 27,046

Cash paid for income taxes	$ -	$ -	$ 503,514

Non-cash investing and financing activities:

Stock issued to acquire equipment from related party	$ -	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Stock issued for payments on related party and convertible note payable	$ 20,000	$ -	$ 24,500

Fair value of warrants issued in private placement classified as liabilities	$ -	$ -	$ 1,795,587

Note proceeds allocated to conversion option at inception	$ -	$ -	$ 123,031

Stock issued for deferred compensation	$ -	$ -	$ 21,000

Beneficial conversion feature on convertible note payable	$ 9,425	$ -	$ 384,425

Mineral properties transferred to investment	$ -	$ 479,477	$ 479,477

Equipment exchanged for payment on related party note payable	$ 10,000	$ -	$ 10,000

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the years ended December 31, 2013 and 2012, and for the period of Exploration Stage 1991 through December 31, 2013

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Retained Earnings Accumulated During Exploration Stage (1991Through December 31, 2013)	Total
	Shares	Amount

Balances at December 31, 2009	18,583,469	18,584	2,115,523	(24,200)	(212,793)	(1,298,380)	598,734
Stock and warrants issued for private placement	6,130,271	6,130	995,737	-	-	-	1,001,867
Allocation to warrant liability	-	-	(995,737)	-	-	-	(995,737)
Stock and warrants issued for private placement	1,250,000	1,250	248,750	-	-	-	250,000
Allocation to warrant liability	-	-	(145,316)	-	-	-	(145,316)
Stock issued for services	500,000	500	110,500	-	-	-	111,000
Stock issued to directors	450,000	450	76,050	-	-	-	76,500
Stock issued for deferred compensation	78,000	78	20,922	-	-	-	21,000
Warrants issued for deferred compensation			(16,941)	-	-	-	(16,941)
Stock issued for warrants exercised	10,000	10	490	-	-	-	500
Beneficial conversion feature on related party note payable	-	-	42,666	-	-	-	42,666
Net loss - 2010	-	-	-	-	-	(1,651,522)	(1,651,522)
Balances at December 31, 2010	27,001,740	27,002	2,452,644	(24,200)	(212,793)	(2,949,902)	(707,249)

Stock and warrants issued for private placement	1,200,000	1,200	184,980	-	-	-	186,180
Allocation to warrant liability (Note 4)			(184,980)	-	-	-	(184,980)
Stock and warrants issued for private placement	150,000	150	29,843	-	-	-	29,993
Stock issued for services	237,500	238	46,012	-	-	-	46,250
Stock issued for options exercised	128,309	128	(128)	-	-	-	-
Stock options issued for services	-	-	566,695	-	-	-	566,695
Net loss - 2011	-	-	-		-	(298,398)	(298,398)
Balances at December 31, 2011	28,717,549	28,718	3,095,066	(24,200)	(212,793)	(3,248,300)	(361,509)

Stock and warrants issued for private placement	1,350,000	1,350	148,650	-	-	-	150,000
Stock issued for services	100,000	100	9,900	-	-	-	10,000
Conversion option liability eliminated	-	-	15,000	-	-	-	15,000
Net income - 2012	-	-	-	-	-	321,143	321,143
Balances at December 31, 2012	30,167,549	$ 30,168	$3,268,616	(24,200)	$(212,793)	$ (2,927,157)	$ 134,634

Stock and warrants issued for private placement, net	900,000	900	42,600				43,500
Stock and warrants issued for convertible debt	400,000	400	19,600				20,000
Conversion option liability eliminated			9,425				9,425
Stock options issued for services			89,038				89,038
Net income - 2013						135,791	135,791
Balances at December 31, 2013	31,467,549	$ 31,468	$ 3,429,279	$(24,200)	$(212,793)	$ (2,791,366)	$ 432,388

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

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has historically incurred losses and does not have sufficient cash at December 31, 2013 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

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

Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. The Company began the exploration stage in 1991.  Until such interests are engaged in commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current presentation. These reclassifications have no effect on previously reported operations, stockholders’ equity or cash flows.

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued:

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, Thunder Mountain Resources, Inc. and South Mountain Mines, Inc. after elimination of the intercompany accounts and transactions.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include the carrying value of properties and mineral claims, environmental remediation liabilities, deferred tax assets, stock options granted and the fair value of financial and derivative instruments. Management’s estimates and assumptions are based on historical experience and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents

For the purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be a cash equivalent.

Income Taxes

The Company recognizes deferred income tax liabilities or assets at the end of each period using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company has evaluated all tax positions for open years and has concluded that it has no material unrecognized tax benefits.  Management estimates their effective tax rate for the year ended December 31, 2013 to be 0%.

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

	Balance December 31, 2013	Balance December 31, 2012	Input Hierarchy level
Cash and cash equivalents	$ 35,882	$ 166,505	Level 1
Derivative warrant liabilities	$ -	$ (508,012)	Level 2

Equipment

Equipment is carried at cost. Depreciation is computed using straight line depreciation methods with useful lives of three to seven years. Major additions and improvements are capitalized. Costs of maintenance and repairs which do not improve or extend the life of the associated assets are expensed in the period in which they are incurred. When there is a disposition of equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income.

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

Investments in Joint Venture

For joint ventures in which the Company does not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For those joint ventures in which there is joint control between the parties, the equity method is utilized whereby the Company’s share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and its investments therein are adjusted by a similar amount. For joint ventures where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of non-controlling interest.  In determining whether significant influences exist, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee.  If an other than temporary impairment in value was determined, it would then be charged to current net income or loss.

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

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued:

Reclamation and Remediation, continued:

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

Derivative Instruments

The Company had financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contained embedded derivative features. In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the Company’s balance sheet and are measured at fair value with gains or losses recognized in earnings depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

Share-Based Compensation

Share-based payments to employees and directors, including grants of employee stock options are measured at fair value and expensed in the statement of operations over the vesting period.

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

As of December 31, 2013 and 2012, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

	Dec. 31,	Dec. 31,
For year ended	2013	2012
Stock options	2,990,000	2,000,000
Warrants	665,000	8,616,271
Total possible dilution	4,117,963	10,616,271

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

2.  Commitments

On November 30, 2011, (“Effective Date”) Thunder Mountain Resources, Inc., entered into a mining lease with option to purchase with Richard C. and Carol Ann Fox for the exclusive rights to conduct exploration, feasibility work, development, mining and processing of minerals on certain mining claims in Lemhi County, Idaho.  The initial term was for thirty years and the lease granted successive, additional fifteen year terms so long as the Company continued with the lease.  The Company decided not to renew this lease in 2013.

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation on the Trout Creek Project that significantly expands the Trout Creek target area. Newmont’s private mineral package added to the Project surrounds the Company’s South Mountain claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement.  Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the ensuing two years, with additional expenditures possible in future years.  Newmont agreed to extend the date for completion of the work commitment to June 22, 2013. The Company met this requirement, and had total expenditures of $160,314 on this project through December 31, 2013.

Additionally, the Company is required to spend $300,000, including $150,000 in drilling expenditures, on the project in third year, or by March 22, 2014. This date has been extended to October 31, 2014 by Newmont. All subsequent dates for work commitments were extended to October 31 as well.

3.

Income Taxes

The Company did not recognize a tax provision or benefit for the years ended December 31, 2013 and 2012.

At December 31, 2013 and 2012, the Company had deferred tax assets which were fully reserved by valuation allowances due to the likelihood of expiration of these deferred tax benefits prior to the Company generating future taxable income sufficient to utilize the deferred tax benefits to reduce tax expense from those future periods.  The deferred tax assets were calculated based on an expected blended future tax rate of 38% for federal and Idaho state purposes.  Following are the components of such assets and allowances at December 31, 2013 and 2012:

	2013	2012
Deferred tax assets arising from:
Net operating loss carryforwards	$ 1,651,000	$ 1,503,000
Non-deductible share-based compensation	163,000	121,000
Exploration costs	190,000	175,000
Total deferred tax assets	2,004,000	1,799,000
Less valuation allowance	(2,004,000)	(1,799,000)
Net deferred tax asset	$ -	$ -

As of December 31, 2013 and 2012, the Company has approximately $4.3 million and $3.9 million, respectively, of federal and state net operating loss carryforwards that expire in 2028 through 2033.

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

3.

Income Taxes, continued:

The income tax benefit shown in the financial statements for the year ended December 31, 2013 and 2012, differs from the federal statutory rate as follows:

	2013		2012
(Provision) benefit at statutory rates	$ 47,000	35%	$ (112,000)	35%
Change in fair value of derivative liabilities	178,000	131%	18,000	6%
Note discount amortization	-	-	(53,000)	-16%
Debt forgiveness	-	-	350,000	-108%
State taxes	20,000	14%	16,000	-5%
Prior year change in estimate	(40,000)	-29%	-	-
Increase in valuation allowance	(205,000)	-151%	(219,000)	-68%
Total	$ -		$ -

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized.  The Company is subject to possible tax examinations for the years 2011 through 2013.  The Company will deduct interest and penalties as interest expense on the financial statements.

4.

Joint Venture

On November 8, 2012, the Company and Idaho State Gold Company, LLC (“ISGC”) formed the Owyhee Gold Trust, LLC, (“OGT”) a limited liability company.  The Company’s contribution for its membership units was its South Mountain Mine property and related mining claims located in southwestern Idaho in Owyhee County which was valued at $479,477 and the date of contribution. As its initial contribution to OGT, ISGC will fund operations totaling $18 million; or $8 million if the Company exercises its option to participate pro-rata after ISGC expends $8 million.  The agreement specifies that the members have initial ownership Interests (as defined) as 25% for the Company and 75% for ISGC. ISGC is also the manager of the joint venture. Upon payment of $3 million of qualifying expenditures not later than December 31, 2014, ISGC will receive 2,000 units representing a vested 25% ownership.  The Company accounts for its investment in the joint venture by the cost method as it does not have control or significant influence over the affairs of the joint venture.

The Company recorded $53,203 and $60,150 in management fee income from the joint venture during the years ended December 31, 2013 and 2012, respectively.

5.

Notes Payable

On April 30, 2012 the Company executed a convertible promissory note payable (“Convertible Note”) to ISGC in the principal amount of $1,000,000.  The note bore interest at the rate of eight percent (8%) per annum.  The due date of the note was the earlier of June 30, 2012 or the date that is fourteen business days following the date on which the parties mutually agree to not enter into a joint venture agreement.  Prior to maturity, the parties verbally agreed to an additional extension of the maturity date.  At the election of ISGC, should the parties not enter into a joint venture (Note 5), all or any portion of the outstanding principal and accrued interest could be converted into shares of the Company’s common stock at the conversion price of $.08 USD per share.

The Company recognized interest expense on the note in the amount of $33,781 during the year ended December 31, 2012. On November 8, 2012 the note was cancelled when the Company and ISGC agreed to execute a joint venture agreement (the “Agreement”) (Note 4).  As the Company was not required to repay or contribute any portion of this cancelled note to ISGC or the joint venture, it has been recorded as a gain on debt forgiveness in the consolidated statement of operations and comprehensive income.

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

5.

Notes Payable, continued:

On June 6, 2013, the Company received funds of $20,000 from Jim Collord, a director.  In accordance with the terms of the note, the Company pays Mr. Collord 1% per month for interest. Principal and interest were due in full on November 30, 2013.  In July 2013, a Company vehicle with no book value was transferred to Mr. Collord in agreed-upon satisfaction of $10,000 of the principal, which resulted in a $10,000 gain on the disposal of the asset. During August 2013, Mr. Collord advanced an additional $15,000 to the Company, under a new note was entered into and the total amount of $25,000 is due on February 28, 2014.  The note was paid in full on February 4, 2014.  At December 31, 2013 the Company had accrued interest of $1,500 payable to Mr. Collord.

On July 31, 2013 the Company received $20,000 from Rolf Hess, a stockholder, under a convertible promissory note.  Terms of the note call for interest at 1% per month, with the entire balance of principal and interest due in full on December 1, 2013.  The convertible promissory note contains the option for the holder to convert any portion of the principle and interest into Company common stock at 75% of the average closing bid price of the stock for the twenty trading days ending the day prior to the conversion.  At inception, management determined the conversion price would have been $0.054.  On that date, the market price for the Company’s common stock exceeded the conversion price as calculated.

The convertible note contained a beneficial conversion feature of $9,425 which was recognized as a discount on the note on the date of issuance. The discount was amortized over the note term using the straight-line method, which approximates the effective interest method. For the year ended December 31, 2013, the Company recorded $9,425 in interest expense related to the amortization of the discount. This note was converted to common stock and warrants in the private placement on December 1, 2013 (See Note 7).

6.

Stock Options

The Company has established a Stock Option Incentive Plan to authorize the granting of stock options up to 10 percent of the total number of issued and outstanding shares of common stock (3,016,755 shares as of December 31, 2013) to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant.

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

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

6.

Stock Options Granted, continued:

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011 and 2012	2,000,000	$0.27
Granted	990,000	0.09
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2013	2,990,000	$0.21
Weighted average fair value of options granted during the year ended December 31, 2013		$0.09

No stock options were granted, exercised or expired during 2012.

The average remaining contractual term of the options outstanding and exercisable at June 30, 2013 was 3.5 years. There were no options exercised during the years ended December 31, 2013 and 2012.

Total compensation cost charged against operations under the plan for directors and consultants was $89,038 and $0 for the year ended December 31, 2013 and 2012, respectively.  These costs are classified under directors’ fees and professional services.

7.

 Stockholders’ Equity

The Company’s common stock is at $0.001 par value with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.

On October 3, 2013, the Board of Directors approved a Private Placement financing of up to 5,000,000 units of the Company (“Unit”) at a price of $0.05 per Unit for gross proceeds of up to $250,000.  Each Unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant.  Each whole warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $0.15 for a period of 18 months.

Pursuant to a Selling Agreement, the Selling Agent was entitled to compensation in the following form: (a) a cash commission equal to 10% of the price of the Units sold.  At December 31, 2013, $1,500 in commissions was accrued based on the sale of 300,000 shares; (b) an additional cash commission of 10% of gross proceeds received from the exercise of Warrants issued as part of such Units or any other equity investment made by investors introduced by the Agent within a 24 month period following closing; and (c) non-transferable broker warrants to purchase a number of additional Units equal to 5% of Units sold by the Agent in the initial offering. The Agent Warrants will have the same exercise price and otherwise be on the same terms as the Warrants.  At December 31, 2013, 15,000 agent warrants were issued.

As of December 31, 2013, the Company received $45,000 in gross proceeds from the Private Placement, issuing a total 900,000 in common stock and 450,000 warrants.

On December 1, 2013, the Company converted a note payable to Rolf Hess in the amount of $20,000 for a total of 400,000 shares of common stock and 200,000 warrants, under same terms as private placement.

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

7.

 Stockholders’ Equity, continued:

On January 2, 2012, the Company entered into a subscription agreement with two individuals whereby the company sold units at US$0.12 per unit for total net proceeds of $150,000.  Each unit consists of one share of common stock, and one-half warrant exercisable for 2 years at $0.20. The Company issued 1,350,000 shares under this agreement.

No preferred shares have been issued. Warrant issuances in prior years had provisions that necessitated accounting for them as derivative liabilities, and at December 31, 2012 these warrants had a total fair value recorded in the consolidated balance sheet for $508,012.   During 2013 these warrants expired, therefore, for the year ended December 31, 2013 a gain on change in fair value of warrant liabilities of $508,012, has been reported in the consolidated statement of operations and comprehensive income (loss).

Below is detail of the warrant derivative balance at December 31, 2013 and December 31, 2012:

	2013	2012
Beginning balance	$ 508,012	$ 510,893
Initial fair value of warrant derivative	-
Revaluation of warrant derivative resulting
From expiration of warrant	-	-
Net change in fair value of warrant derivative	(508,012)	(2,881)

Ending balance	$ -	$ 508,012

The following is a summary of warrants as of December 31, 2013.

	Share Equivalent Warrants	Exercise Price	Expiration Date
Warrants:
Warrants issued September 24, 2010	6,683,271	$ 0.30	September 30, 2013
Warrants issued June 26, 2011	1,000,000	0.20	November 8, 2013
Warrants issued September 30, 2011	200,000	0.20	November 8, 2013
Warrants issued October 28, 2011	108,000	0.20	October 28, 2013
Warrants issued February 17, 2012	625,000	0.20	February 17, 2013
Total warrants outstanding at December 31, 2012	8,616,271	0.28
Warrants expired through December 31, 2013	(8,616,271)	0.28
Warrants issued December 31, 2013	665,000	0.15	June 30, 2015
Total warrants outstanding at December 31, 2013	665,000	$ 0.15

8.

Related Party Transactions

At various times throughout 2011 and through 2013 as approved under Board resolution dated July 11, 2011 (the “Resolution”), Mr. Collord, the Company’s Vice-President and Chief Operations Officer, made loans of various amounts to the Company totaling $155,000 to fund the operational needs of the Company, all of which was repaid as of December 31, 2012. The Resolution specified a maturity date of January 7, 2012, subsequently amended to May 31, 2012, and allowed the conversion of any portion of the note at any time into shares of common stock at a price equal to the lower of the last private placement, or the previous 30-day rolling average of the closing price of the stock.

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

8.

Related Party Transactions, continued:

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

Inputs to the Black-Scholes valuation model as of May 31, 2012:

Stock price	$0.07
Exercise price	$0.10
Expected term	0.0897 (years)
Estimated volatility	281.48%
Risk-free interest rate	0.07%
Expected dividend yield	-

Below is detail of the conversion option liability balance at December 31, 2012, there was no outstanding conversion option liability at December 31, 2013.

2012

Beginning balance	$ 48,231
Initial fair value of conversion option liability	-
Conversion option liability eliminated	15,000
Net change in fair value of conversion option liability	(33,231)
Ending balance	$ -

The Company incurred $0 and $10,456 in interest expense related to the loans for the twelve months ended December 31, 2013 and 2012, respectively.

The Company recorded $53,203, and $60,150 in management fee income from the joint venture during the year ended December 31, 2013 and 2012 respectively.  The joint venture partner ISGC is a shareholder of the Company.  G Peter Parsley, a director and shareholder of the Company, is also an employee of ISGC.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2013, there were no changes in independent audit firms or consulting firms who provide accounting assistance.

During the year ended December 31, 2013, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

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

Early in the fiscal year, Management acted upon a material weakness identified in the previous year, and took action to remedy and remove the weakness in its internal controls over financial reporting:

•

Lack of an independent board of directors, including an independent financial expert. In January 2013, the Company added two independent directors, and later in the year, added another independent director, after one added in January resigned for personal reasons. The current board is composed of seven members, five of whom are independent, and may be expanded to as many as nine members as permitted under the Company’s Articles of Incorporation and By-Laws.  The Company also maintains an Audit Committee, and Compensation Committee, both of which are composed of independent Directors.

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

The Company has a CFO that is independent from the Board. This CFO initiates and records transactions. The transactions are reviewed and approved by the Company’s President and CEO, and also reviewed by the Company’s Audit Committee. Yet, the Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.  Management is currently evaluating avenues for mitigating our internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of our organization.

Changes in internal controls over financial reporting

During the year ended December 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subsequent to the close of the year, an additional independent director was added to help alleviate the material weakness identified above.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section sets forth certain information with respect to the Company’s current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2013.

Directors and Executive Officers:

Name	Age	Office with the Company	Appointed to Office
Eric T. Jones	51	President, Chief Executive	Since 2006
		Officer, Director

E. James Collord	66	Chief Operating Officer,	Since 1978
		Director

Peter Parsley	52	Director	Resigned December 11,2014
Dr. Robin S. McRae	71	Director	Since 1978

Edward D. Fields	74	Director	Since March 2006

Douglas J. Glaspey	61	Director	Since June 2008

R. Llee Chapman	55	Director, Chairman of Audit	Since January 2010
		Committee

Background and experience:

Eric T. Jones has over 20 years of varied mining, financial and entrepreneurial experience.  He has held project management positions for Hecla Mining at their Yellow Pine Mine, Stibnite, Idaho, and Environmental Manager at their Rosebud Mine, Lovelock, Nevada.  For Dakota Mining, Mr. Jones was General Mine Manager for the Stibnite, Idaho gold heap leach operation in central Idaho.  He was also engaged as a manager of a successful Boise, Idaho-based private investment fund during the period 1997-2002.  Due to Mr. Jones’s varied business experience, in 2006 the Board appointed him to the position of Secretary/Treasurer and Chief Financial Officer.  In February 2008 Mr. Jones went to work for Thunder Mountain Gold, Inc. as Chief Financial Officer, and Vice President of Investor Relations. In 2011 Mr. Jones was appointed President and Chief Executive Officer.

E. James Collord has a MS degree in exploration geology from the Mackay School of Mines, University of Nevada, Reno (1980).  He has been a mining professional for 37 years, employed in a variety of capacities, including mill construction superintendent, exploration geologist, mine construction and reclamation manager, and in environmental and lands management.  During the period 1975 through 1997, Mr. Collard worked for Freeport Exploration where he worked with a successful exploration team that discovered several Nevada mines.  Later in his Freeport career, he managed mining operations and lead permitting efforts.  For the period 1997 through 2005, Mr. Collard was Environmental and Lands Superintendent at Cortez Gold Mines, a large Nevada mine that was a joint venture between Placer Dome and Kennecott Minerals. After retirement from Cortez, and until his employment by Thunder Mountain Gold, Inc. in April 2007, he managed the Elko offices for environmental and hydrogeologic consulting groups. He is the grandson of Daniel C. McRae, the original locator of the gold prospects in the Thunder Mountain Gold Mining District in the early 1900s.

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

Significant Employees:

Jim Collord commenced working for the Company in April 2007 when work on evaluation of South Mountain intensified.  Eric T. Jones became an employee in February 2008.  Both Jim Collord and Eric T. Jones voluntarily reduced their salaries to $1 per month during the early part of 2012 until the financial strength of the Company improved about November of 2012. Jim Collard and Eric Jones again suspended their salaries in July of 2013, so the company can secure financial footing.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, no persons failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2013.

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

ITEM 11 - EXECUTIVE COMPENSATION

Jim Collord voluntarily reduced his salary to $12,000 per year commencing in June 2008 which continued throughout 2009 to maximize financial resources available for exploration efforts. His salary was reinstated at rate of 60,000 per year from January to August 2010. In early 2011, Mr. Collord voluntarily reduced his salary to $1/month until November of 2012, when the financial condition of the Company improved. Mr. Collard again decided to suspend his salary in July of 2013 until the company became financially secure.

Eric Jones commenced working for the Company in February 2008 at a 75% of a full-time rate of $100,000 per year, or $75,000 per year which was further reduced to a temporary rate of $12,000 per year starting June 1, 2009 through September 30, 2009.  His salary was returned to the 100% full-time rate of $100,000 starting in October 2009. In September 2010 his salary was increased to $110,000 per year.  In early 2011, Mr. Jones also voluntarily reduced his salary to $1/month until November 2012 when the financial condition of the Company improved. Mr. Jones voluntarily suspended his salary in July of 2013, until the company became financially able to pay him.

Pete Parsley discontinued his full-time position as Vice President and Exploration Manager during 2012, but remained on the board of the Company, until he resigned on December 11, 2013.

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

Summary Compensation Table

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the Directors’ duties associated with the Company's business. There is currently no other compensation arrangements for the Company’s Directors. The following table provides certain summary information for the fiscal year ended December 31, 2013 and 2012 concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers, including the Directors of the Company:

Name & Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compen- sation (US$)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings (US$)	All Other Compensation/ Directors Fee (US$)	Total (US$)
Jim Collord, Vice President/COO	2013 2012	$36,510 $11,002	- $16,498	- -	18,000 -	- -	- -	- -	$54,510 $27,500
Eric T. Jones, President & CEO	2013 2012	$29,966 $26,337	$28,663	- -	18,000 -	- -	- -	- -	$47,966 $55,000
Pete Parsley, Director	2013 2012	- $23,542	- -	- -	9,000 -	- -	- -	- -	9,000 $23,542
Doug Glaspey Director	2013 2012	- -	- -	- -	9,000 -	- -	- -	- -	9,000 -
Robin S. McRae, Director	2013 2012	- -	- -	- -	9,000 -	- -	- -	- -	9,000 -
Edward Field, Director	2013 2012	- -	- -	- -	9,000 -	- -	- -	- -	9,000 -
R. Llee Chapman Director	2013 2012	- -	- -	- $24,000	9,000 -	- -	- -	- -	9,000 $24,000

There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation or retirement.

Exercise of Options:

There were no stock options exercised by executives or directors in 2013.

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

Employment Contracts:

During 2013, there were two paid Company employees - Eric Jones and Jim Collord.  They were employed per resolution of the Board and other than a monthly salary, plus normal burden, there are no other contractual understandings in the resolutions.  Each is reimbursed for the use of personal office equipment and phones, and Jim and Eric are reimbursed for health insurance and related costs up to a set maximum amount.

2013 Share-Based Payments:

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2013 by:

•

the Company’s named executive officers;

•

the Company’s directors;

•

all of the Company’s executive officers and directors as a group; and each person who is known to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Directors and Executive Officers
E. James Collord	1,703,200(2)(3)	5.4%
Eric T. Jones	2,180,508(2)	6.9%
G. Peter Parsley	581,962(2)	1.9%
Robin S. McRae	439,307(2)	1.4%
Edward Fields	142,393(2)	0.5%
Doug Glaspey	150,000(2)	0.5%
R. Llee Chapman	361,800(2)	1.2%
All current executive officers and directors as a group	5,559,170	17.8%
5% or greater shareholders not insiders
None	-	-

(1) Based on 31,467,549 shares of common stock issued and outstanding as of December 31, 2013.

(2) Sole voting and investment power.

(3) Includes 50,000 shares held in trust for Mr. Collord’s son, Jerritt Collord.

As of December 31, 2013, the number of shares of common stock that can be sold by officers, directors, principal shareholders, and others pursuant to Rule 144 was 5,559,170. As a condition to our listing on the TSX-V in 2010, our officers and directors were required to deposit their common stock totaling 4,799,239 shares, into an escrow account with Computershare Investor Services, Inc. Those escrowed shares were subject to the TSX-V’s Tier 1 escrow requirement at that time. Those requirements provide for an 18 month escrow release mechanism with 25% of the escrowed securities being released on September 24, 2010 (the date our common shares commenced trading on the TSX-V), and 25% of the escrowed securities to be released every 6 months thereafter.  As of December 31, 2013, all of the escrowed shares have been released back to the officers and directors.

Changes in Control:

The Board of Directors is aware of no circumstances which may result in a change of control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others:

During the year ended December 31, 2013, we had the following transactions with related parties:

On June 6, 2013, the Company received funds of $20,000 from Jim Collord, a director.  In accordance with the terms of the note, the Company pays Mr. Collord 1% per month for interest. Principal and interest were due in full on November 30, 2013.  In July 2013, a Company vehicle with no book value was transferred to Mr. Collord in agreed-upon satisfaction of $10,000 of the principal, which resulted in a $10,000 gain on the disposal of the asset. During August 2013, Mr. Collord advanced an additional $15,000 to the Company, under a new note was entered into and the total amount of $25,000 is due on February 28, 2014.  The note was paid in full on February 4, 2014.   At December 31, 2013 the Company had accrued interest of $1,500 payable to Mr. Collord.

On July 31, 2013 the Company received $20,000 from Rolf Hess, a stockholder, under a convertible promissory note.  Terms of the note call for interest at 1% per month, with the entire balance of principal and interest due in full on December 1, 2013.  The convertible promissory note contains the option for the holder to convert any portion of the principle and interest into Company common stock at 75% of the average closing bid price of the stock for the twenty trading days ending the day prior to the conversion.  At inception, management determined the conversion price would have been $0.054.  On that date, the market price for the Company’s common stock exceeded the conversion price as calculated.

The convertible note contained a beneficial conversion feature of $9,425 which was recognized as a discount on the note on the date of issuance. The discount was amortized over the note term using the straight-line method, which approximates the effective interest method. For the year ended December 31, 2013, the Company recorded $9,425 in interest expense related to the amortization of the discount. This note was converted to common stock and warrants in the private placement on December 1, 2013.

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

Directors’ Stock Purchases

There were no Directors’ stock purchases during 2013.

Stock transactions for directors and officers were reported on Form 4 and are available on the SEC website.

Director Independence

Douglas Glaspey, Llee Chapman, and Edward Fields are independent non-employee members of the Board of Directors, as defined in FINRA Marketplace Rule 4200.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2013, as provided by DeCoria, Maichel and Teague, P.S. We expect that DeCoria, Maichel and Teague, P.S. will serve as our auditors for fiscal year 2014.

Year Ended	December 31, 2013	December 31, 2012
Audit fees (1)	$47,338	$49,453
Audit-related fees (2)	-	-
Tax fees (3)	5,570	-
All other fees (4)	-	-
Total Fees	$52,908	$49,453

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

(3)

The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference:

EXHIBITS

Exhibit Number	Description of Exhibits
3.1*	Articles of Incorporation of Montgomery Mines Inc, October 30, 1935
3.2*	Articles of Amendment, Montgomery Mines Inc., April 12, 1948
3.3*	Articles of Amendment, Montgomery Mines Inc., February 6, 1970
3.4*	Articles of Amendment, Montgomery Mines Inc., April 10, 1978
3.5*	Articles of Amendment, Thunder Mountain Gold, August 26, 1985
3.6*	Articles of Amendment, Thunder Mountain Gold, October 17, 1985
3.7*	Articles of Incorporation, Thunder Mountain Gold Inc. (Nevada), December 11, 2007
3.8*	Bylaws, Montgomery Mines Inc.
3.9*	Bylaws, Thunder Mountain Gold Inc. (Nevada)
10.1*	Agreement and Plan of Merger, Thunder Mountain Gold (Nevada)
21.1**	Subsidiaries of the Registrant
31.1**	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
31.2**	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
32.1**	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2**	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101***

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

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

THUNDER MOUNTAIN GOLD, INC.

By /s/ Eric T. Jones

Eric T. Jones

President, Director and Chief Executive Officer

Date: April 7, 2014

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ Larry Thackery

Larry Thackery

Chief Financial Officer

Date: April 7, 2014