Form 10-Q
period 2014-03-31
THUNDER MOUNTAIN GOLD INC
filed 2014-05-15
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 8, 2014:  33,907,549

2

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

4

Item 1:  Financial Statements

4

Item 2.  Management's Discussion and Analysis or Plan of Operation

14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

26

Item 4.  Controls and Procedures

27

PART II – OTHER INFORMATION

27

Item 1.  Legal Proceedings.

27

Item 1A. Risk Factors.

27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

27

Item 3.  Defaults Upon Senior Securities.

28

Item 4.  Mine Safety Disclosures

28

Item 5.  Other Information

28

Item 6.  Exhibits

28

SIGNATURES

29

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
March 31, 2014 and December 31, 2013	March 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$ 77,032	$ 35,882
Prepaid expenses and other assets	8,596	12,717
Total current assets	85,628	48,599

Other assets:
Investment in Owyhee Gold Trust LLC	479,477	479,477
Total assets	$ 565,105	$ 528,076

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$ 76,193	$ 70,688
Note payable Related Party (Note 5)	-	25,000
Total liabilities	76,193	95,688

Commitments (Note 3)

Stockholders' equity :
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized,
33,907,549 and 31,467,549, respectively shares issued and outstanding	33,908	31,468
Additional paid-in capital	3,548,839	3,429,279
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(2,856,842)	(2,791,366)
Total stockholders' equity	488,912	432,388
Total liabilities and stockholders' equity	$ 565,105	$ 528,076

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
				During
				Exploration
				Stage
				1991
	Three Months Ended			Through
	March 31,			March 31,
	2014		2013	2014
Revenue:
Royalties, net	$ -		$ -	$ 328,500
Owyhee Gold Trust LLC management fee income	-		45,104	113,353
Gain on sale of property and mining claims	-		-	2,576,112
Total revenue	-		45,104	3,017,965

Expenses:
Exploration expenses	4,820		31,154	2,207,221
Legal and accounting	41,241		29,353	1,261,803
Management and administrative	18,914		48,603	3,425,529
Directors' fees and professional services (Note 6)	-		-	1,012,093
Gain on sale of equipment	-		-	(17,815)
Depreciation and depletion	-		109	145,658
Total expenses	64,975		109,219	8,034,489

Other income (expense):
Interest and dividend income	-		-	284,752
Interest expense	(500)		-	(436,840)
Gain (loss) change in fair value of
warrant liabilities (Note 2)	-		(257,831)	1,803,277
Loss on common stock and warrants	-		-	(271,587)
Gain on change in fair value of conversion
option liability	-		-	109,399
Financing expense	-		-	(17,945)
Gain on forgiveness of Debt	-		-	1,000,000
Gain on sale of securities	-		-	166,116
Impairment of investments	-		-	(52,299)
Total other income (expense)	(500)	-	(257,831)	2,584,872

Net income (loss) before income taxes	(65,475)		(321,946)	(2,431,651)
(Provision) for income taxes	-		-	(151,496)
Net income (loss)	(65,475)		(321,946)	(2,583,147)
Treasury stock cancelled	-		-	(273,695)

Comprehensive income (loss)	$ (65,475)		$ (321,946)	$(2,856,842)

Net income (loss) per common
share-basic and diluted	$ Nil		$ (0.01)	$ (0.12)

Weighted average common
shares outstanding-basic and diluted	31,333,231		30,167,549	23,652,924

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)			During
Consolidated Statements of Cash Flows			Exploration
(Unaudited)			Stage
			1991
	Three Months Ended		Through
	March 31,		March 31,
	2014	2013	2014
Cash flows from operating activities:
Net income (loss)	$ (65,475)	$ (321,946)	$ (2,583,147)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and depletion	-	109	145,658
Gain on sales of equipment	-	-	(17,815)
Stock-based compensation	-	-	904,304
Adjustment for anti-dilution provisions	-	-	86,084
Conversion option liability eliminated	-	-	(5,575)
Debt forgiveness	-	-	(1,000,000)
Amortization of directors' fees prepaid
with common stock	-	-	53,400
Amortization of deferred financing costs	-	-	231,015
Amortization of notes payable discounts	-	-	120,086
Compensation expense for stock issued	-	-	76,500
Gain on sale of mining claims and other assets	-	-	(2,736,553)
Impairment loss on securities	-	-	52,335
Gain on change in fair value of warrant liability	-	257,831	(1,803,277)
Loss on common stock and warrants	-	-	271,587
Gain on change in fair value of conversion option liability	-	-	(108,032)
Financing expense	-	-	17,945
Change in:		-
Prepaid expenses and other assets	4,121	(49,987)	(8,596)
Accounts payable and other liabilities	5,504	3,092	82,625
Receivables	-	-	124,955
Net cash used by operating activities	(55,850)	(110,901)	(6,096,501)

Cash flows from investing activities:
Proceeds from sale of property and mining claims	-.	-	5,500,000
Purchase of investments	-	-	(354,530)
Purchase of mining claims and leaseholds	-	-	(3,403,365)
Purchase of equipment	-	-	(168,577)
Proceeds from disposition of investments	-	-	642,645
Proceeds from sales of equipment	-	-	59,310
Net cash provided (used) by investing activities	-	-	2,275,483

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	122,000	-	2,565,906
Proceeds from exercise of stock options and warrants	-	-	508,600
Acquisition of treasury stock	-	-	(376,755)
Borrowing on related party note payable	-	-	611,500
Payments on related party note payable	(25,000)	-	(597,000)
Borrowing on notes payable	-	-	1,070,000
Payments on note payable	-	-	(50,000)
Net cash provided by financing activities	97,000	-	3,732,251

Net increase (decrease) in cash and cash equivalents	41,150	(110,902)	(88,767)
Cash and cash equivalents, beginning of period	35,882	166,505	165,799
Cash and cash equivalents, end of period	$ 77,032	$ 295,366	$ 77,032

Thunder Mountain Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the quarters ended March 31, 2014 and 2013 and for the period of Exploration Stage 1991 through March 31, 2014

(Unaudited)

	2014	2013	During Exploration Stage 1991 Through March 31, 2013

Cash paid for interest	$ 2,000	$ -	$ 29,046

Cash paid for income taxes	$ -	$ -	$ 503,514

Non-cash investing and financing activities:

Stock issued to acquire equipment from related party	$ -	$ -	$ 11,850

Stock issued for mining contract	$ -	$ -	$ 50,000

Stock issued for payment of accounts payable	$ -	$ -	$ 29,250

Stock issued for payments on related party and convertible note payable	$ -	$ -	$ 24,500

Fair value of warrants issued in private placement classified as liabilities	$ -	$ -	$ 1,795,587

Note proceeds allocated to conversion option at inception	$ -	$ -	$ 123,031

Stock issued for deferred compensation	$ -	$ -	$ 21,000

Beneficial conversion feature on convertible note payable	$ -	$ -	$ 384,425

Mineral properties transferred to investment	$ -	$ -	$ 479,477

Equipment exchanged for payment on related party note payable	$ -	$ -	$ 10,000

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

Basis of Presentation and Going Concern

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to the Form 10-Q.  Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2014 is not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. All amounts presented are in U.S. dollars. For further information refer to the financial statements and the footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has historically incurred losses and does not have sufficient cash at March 31, 2014 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and Owyhee Gold Trust LLC partners.

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

Notes to Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued:

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current presentation. These reclassifications have no effect on previously reported operations, stockholders’ equity or cash flows.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company; its wholly owned subsidiaries, Thunder Mountain Resources, Inc. and South Mountain Mines, Inc. after elimination of the intercompany accounts and transactions.

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

Notes to Financial Statements

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

	Balance March 31, 2014	Balance December 31, 2013	Input Hierarchy level
Recurring:
Cash and cash equivalents	$ 77,032	$ 35,882	Level 1

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

Investments in Joint Ventures

In determining the Company accounting policy, in the disclosure of joint ventures, the company decided as follows;

1.)

 The Company will use the cost method when it does not have joint control or significant influence in a joint venture. Under the cost method, these investments are carried at the lower of cost or fair value.

2.)

If the Company enters into a joint venture, in which there is joint control between the parties, the equity method is utilized whereby the Company’s share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and its investments therein are adjusted by a similar amount.

3.)

In a joint venture, where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of non-controlling interest.  In determining whether significant influences exist, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee.  If other than temporary impairment in value was determined, it would then be charged to current net income or loss.

Reclamation and Remediation

The Company’s operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. The Company would record the fair value of an asset retirement

Thunder Mountain Gold, Inc.

Notes to Financial Statements

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

As of March 31, 2014 and 2013, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

	March 31,	March 31,
For periods ended	2014	2013
Stock options	2,990,000	2,000,000
Warrants	1,885,000	7,991,271
Total possible dilution	4,875,000	9,991,271

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

Thunder Mountain Gold, Inc.

Notes to Financial Statements

2.

 Stockholders’ Equity, continued

Pursuant to a Selling Agreement, the Selling Agent was entitled to compensation in the following form: (a) a cash commission equal to 10% of the price of the Units sold.  At March 31, 2014, $1,500 in commissions was paid  based on the sale of 300,000 shares; (b) an additional cash commission of 10% of gross proceeds received from the exercise of Warrants issued as part of such Units or any other equity investment made by investors introduced by the Agent within a 24 month period following closing; and (c) non-transferable broker warrants to purchase a number of additional Units equal to 5% of Units sold by the Agent in the initial offering. The Agent Warrants will have the same exercise price and otherwise be on the same terms as the Warrants.  Through March 31, 2014, , 15,000 agent warrants have been issued.

Through March 31, 2014, the Company received $167,000 in gross proceeds from the Private Placement, issuing a total 3,340,000 in shares of common stock and 1,670,000 share equivalent warrants.

On December 1, 2013, the Company converted a note payable to Rolf Hess in the amount of $20,000 for a total of 400,000 shares of common stock and 200,000 warrants, under same terms as private placement.

The following is a summary of warrants as of March 31, 2014.

Outstanding Warrants:	Share Equivalent Warrants	Exercise Price	Expiration Date
Warrants outstanding December 31, 2013	665,000	0.15	June 30, 2015
Warrants issued	1,220,000	0.15	September 30, 2015
Total warrants outstanding at March 31, 2014	1,885,000	$ 0.15

3.

Commitments

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation on the Trout Creek Project that significantly expands the Trout Creek target area. Newmont’s private mineral package added to the Project surrounds the Company’s South Mountain claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement.  Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the ensuing two years, with additional expenditures possible in future years.  Newmont agreed to extend the date for completion of the work commitment to June 22, 2013. The Company met this requirement, and had total expenditures of $160,314 on this project through March 31, 2014.

Additionally, the Company is required to spend $300,000, including $150,000 in drilling expenditures, on the project in third year, or by March 22, 2014. This date has been extended to October 31, 2014 by Newmont. All subsequent dates for work commitments were extended to October 31 as well.

4.

South Mountain Project LLC

On November 8, 2012, the Company and Idaho State Gold Company, LLC (“ISGC”) formed the Owyhee Gold Trust, LLC, (“OGT”) a limited liability company.  The Company’s contribution for its membership units was its South Mountain Mine property and related mining claims located in southwestern Idaho in Owyhee County which was valued at $479,477 and the date of contribution. As its initial contribution to OGT, ISGC will fund operations totaling $18 million; or $8 million if the Company exercises its option to participate pro-rata after ISGC expends $8 million.  ISGC is also the manager of the joint venture. Upon payment of $1 million, and a work commitment of $2 million in pre-determined qualifying expenditures not later than December 31, 2014, ISGC will receive 2,000 units representing a vested 25% ownership. As of March 31, 2014, the Company has not issued any ownership units.  The Company accounts for its investment in the OGT by the cost method.

Thunder Mountain Gold, Inc.

Notes to Financial Statements

5.

Notes Payable

On June 6, 2013, the Company received funds of $20,000 from Jim Collord, a director.  In accordance with the terms of the note, the Company pays Mr. Collord 1% per month for interest. See Note 7..

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

The convertible note contained a beneficial conversion feature of $9,425 which was recognized as a discount on the note on the date of issuance. The discount was amortized over the note term using the straight-line method, which approximates the effective interest method. For the year ended December 31, 2013, the Company recorded $9,425 in interest expense related to the amortization of the discount. This note was converted to common stock and warrants in the private placement on December 1, 2013 (See Note 2).

6.

Stock Options

The Company has established a Stock Option Incentive Plan to authorize the granting of stock options up to 10 percent of the total number of issued and outstanding shares of common stock to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant.

During 2013, the Company granted 990,000 non-qualified stock options to certain officers, directors and outside consultants with an exercise price of $0.09.  Shareholder approval for the award was granted on April 30, 2013.  The options immediately vested.  Management valued the options as of the date of grant using a Black-Scholes option pricing model resulting in $89,038 expense being recorded. The average remaining contractual term of the options outstanding and exercisable at March 31, 2014 was 2.75 years. There were no options vested or granted during the three months ended March 31, 2014.

7.

Related Party Transactions

In July 2013, a Company vehicle with no book value was transferred to Mr. Collord in satisfaction of $10,000 of the principal, which resulted in a $10,000 gain on the disposal of the asset. During August 2013, Mr. Collord advanced an additional $15,000 to the Company, under a new note was entered into and the total amount of $25,000 is due on February 28, 2014.  The note was paid in full on February 4, 2014.  By March 31, 2014 the Company had fulfilled its obligation on the note paying Mr. Collord $2,000 in interest, $500 of which was earned during the three months ended March 31, 2014.

8.

Subsequent Events

None.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

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

The Company’s financial position remained unchanged through quarter ending March 31, 2014 and the metals commodity markets were mostly favorable during the year.  The Company’s plan of operation for the next twelve months, subject to business conditions, is as follows:

Continue the advanced exploration and pre-development program for the South Mountain Project.  This work may include the following:

•

Continue with the rehabilitation of the Laxey and Sonneman workings, utilizing Widman Contactors, Inc. to conduct the mining, and KB Drilling to conduct the underground core drilling.

•

Initiate 5,000 to 7,000 feet of underground core drilling from within the Laxey and Sonneman levels, at drill stations engineered to define the mineralization and to intercept the down-dip extensions of the Texas, DMEA-2, and Laxey ore zones.

•

Continue the baseline environmental work.

Work on the other three main properties controlled by the Company will continue in 2014, although the South Mountain Project will still remain the focus.  At the Trout Creek Project, the following is planned:

•

Prepare to drill a pre-defined drill target on the Joint Exploration area with Newmont Mining.

•

Analyze the drill data, and prepare for further exploration in the 2015/2016 seasons.

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

On November 8, 2012,  the Company and Idaho State Gold Company II LLC (“ISGC”) formed Owyhee Gold Trust, LLC, (“OGT”) a limited liability corporation.  As part of the Agreement, 6,000 membership units were created and represented SMMI’s contribution as its initial contribution to OGT. The Agreement calls for ISGC to fund operations totaling $18 million, or $8 million if SMMI exercises its participation option.  SMMI  owns 100% of the LLC membership units until such time as ISGC makes the stipulated qualifying expenditures (as defined by the operating agreement).

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

In 2008, the Company engaged Kleinfelder, Inc., a nationwide engineering and consulting firm, to complete a technical report “Resources Data Evaluation, South Mountain Property, South Mountain Mining District, Owyhee County, Idaho”. The technical report was commissioned by Thunder Mountain Resources, Inc. to evaluate all the existing data available on the South Mountain property.  Kleinfelder utilized a panel modeling method using this data to determine potential mineralized material remaining and to make a comparison with the resource determined by South Mountain Mines in the mid-1980s.

Additional drilling and sampling will be necessary before the resource can be classified as a mineable reserve, but Kleinfelder’s calculations provided a potential resource number that is consistent with South Mountain Mines’ (Bowes 1985) reserve model.

During the 2008 field season two core drill holes were drilled to test the down-dip extension of the sulfide mineralization in the main mine area, one on the DMEA2 ore shoot and one on the Texas ore shoot.  The DMEA 2 target was successful, with two distinct sulfide zones totaling 30 feet being encountered in an overall altered and mineralized intercept of approximately 73 feet.  The samples over the entire intercept were detail sampled over the entire 73 feet resulting in a total of 34 discrete sample intervals ranging from 0.5 to 3.7 feet.  The samples cut at the Company’s office in Garden City, Idaho and Company personnel delivered the samples to ALS Chemex preparation lab in Elko, Nevada.    The analytical results showed two distinct zones of strong mineralization.

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

Management believes that the “first-pass” drill results from the intrusive breccia target proves the existence of a significant gold system in an intrusive package that is related to the polymetallic mineralization in the carbonate in the historic mine area.  Additionally, an IP survey is planned to isolate potential feeder structures and to evaluate the contact between the metasediments and the gold-bearing intrusive.

In addition to the drilling completed in on the Intrusive Breccia target, two reverse circulation drill holes were completed targeting the down dip extension of the polymetallic zones in an effort to confirm continuity of the ore zones to a greater depth.  Vertical drill hole LO 6 was placed to intercept the down dip extension of the DMEA 2 ore shoot exposed on both the Laxey and Sonneman levels of the underground workings, as well as the 2008 core hole drilled by the Company that extended the zone 300 feet down dip of the Sonneman level.  Drillhole LO 6 cut a thick zone of skarn alteration and polymetallic mineralization at 760 feet to 790 feet.   Importantly, this intercept proves the continuity of the ore zone geometrically at an additional 115 feet down dip of the 2008 drill hole, or 415 feet below the Sonneman level. Although the assay results are not correlative to the drill core, the zone remains open at depth.

Drill hole LO-7 was placed to test the down dip extension of the Laxey ore zone, the zone that produced a majority of the silver, zinc, copper, lead and gold during the World War II period.  A portion of the ore zone was intercepted approximately 180 feet below the bottom of the Laxey Shaft which mined the zone over an 800-foot length.  This hole intercepted 25 feet (600-625 feet) of massive sulfide mineralization, proving once again the extension of the Historic Laxey ore zone remains in tact approximately 120 feet below the maximum depth previously mined when over 51,000 tons of sulfide ore were mined and direct shipped to the Anaconda smelter in Utah.  The historic grade of the ore mined over the 800 feet of shaft and stope mining was 15% zinc, 10 opt silver, 0.06 opt gold, 2.3% lead and 0.7% copper.

Management remains encouraged by results of these intercepts as they prove the continuation of the replacement sulfide mineralized ore shoots at depth.  Detailed follow-up core drilling will be needed to better define the quality and quantity of the historic ore shoots at depth.

Recent Developments at the South Mountain Project:

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

•

The LLC purchased 360 acres of private ranch land, along with road and utility right-of-way, at a favorable site approximately 5 miles from the mine.  This site was selected to reduce the environmental impact of the project and for ease of year-around access.  Construction was initiated on the site advanced with access road construction, some mill site grading, water well testing and geotechnical work for foundation design.  Potential tailing pond sites are being evaluated and finalized. Further development will wait until the final feasibility study and decision is made on the type and size of the processing facility that is needed.

•

Underground exploration and pre-development tunnel work on the Sonneman and Laxey levels continued, with the underground development focusing on enlargement of the main Sonneman level to 12 feet by 12 feet to accommodate exploration and future development.  The tunnel work will provide access for drills to gain the critical information necessary to complete a feasibility study.  Mining in the drift has advanced past the historic DMEA 2 zone where it encountered over 100 feet of massive sulfide.  As part of the tunnel development, approximately 1,000 tons of high-grade massive sulfide was recovered, stockpiled, and sampled for control. The historic drilled values for this zone were 17.74% Zn; 3.43 opt Ag; 0.14 opt Au; 0.28% Cu; and 0.39% Pb.  This general grade was verified by the muck and channel sampling in the zones. Approximately 300 additional feet of  development drifting on the Sonneman level, along with additional coredrilling is needed before a feasibility study can be completed.

•

The first underground drill stations were constructed near the historic DMEA 2 ore zone, with six core holes drilled by the drilling contractor.  A series of fan holes collared at this location will tested the down dip continuity of the mineralization.  When the tunnel has advanced past the DMEA 2 ore shoot, a second drill station will be constructed to test the up dip continuity of the sulfide.  Up to 25,000 feet of additional drilling is needed, along with assay results, to fill the gap for a feasibility study can be completed. Surface core drilling was completed in the Texas mineralized zone.  The drilling confirmed the continuity of the massive sulfide between the Laxey Level Texas Ore Shoot exposure and the surface where the historic Texas Shaft was located.  The drill results were very positive, proving continuity, but will require additional drilling from the surface and/or underground to place the sulfide material into reserve category.

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

A ground gravity survey was completed over the pediment target area in 2013, and provided insight into the gravel-bedrock contact as well as defining the favorable structural setting within the buried bedrock.  A drill target has been identified and drilling is planned during the 2014 field season.  Both the claim holding fees and the Newmont joint venture agreement were maintained during 2013.

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

Results of Operations:

The Company had no revenues and no production for Quarter ending March 31, 2014. Total expenses for the first Quarter ending in 2014 decreased from the prior compared first Quarter in 2013 to $44,244, down 41% in total expenses of $109,219. The decrease in total expenses is primarily the result of lower exploration expenses. Exploration expense for the Quarter ending March 31, 2014 was $4,820, a decrease of $26,334 over same quarter 2013 exploration expense of $31,154. Legal and accounting fees for first quarter 2014 increased $11,888 to $41,241, a 40% increase over first quarter 2013 legal and accounting expenses of $29,353. For the Quarter ending March 31, 2014 management and administrative decreased $29,689, or 61%, to $18,914 compared to 2013 quarter expense of $48,603. The decrease was due to a combination of savings on management salaries, and the lack of travel and financing costs during the year.

Liquidity and Capital Resources:

The consolidated financial statements for the period ended March 31, 2014, have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

The Company`s management is confident that  the continued operations of Thunder Mountain Gold can be assured by the following:

•

At May 1, 2014, we had $74,898 cash in our bank accounts.

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

For the quarter ended March 31, 2014, net cash used for operating activities was $55,850, consisting of our  net income of $(64,475), reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities. There was no cash provided by investing activities for the quarter.

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

As of March 31, 2014 the Company received $167,000 in gross proceeds from the Private Placement, issuing a total 3,340,000 in common stock and 1,670,000 warrants.

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

Contractual Obligations

During 2008 and 2009, three lease arrangements were made with land owners that own land parcels adjacent to the Company’s South Mountain patented and unpatented mining claims.  The leases were for a seven-year period, with options to renew, with annual payments (based on $20 per acre) listed in the following table.  The leases have no work requirements, and are the responsibility of the South Mountain Project LLC formed in 2012.

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

As of March 31, 2014 the Company received $167,000 in gross proceeds from the Private Placement, issuing a total 3,340,000 in common stock and 1,670,000 warrants.

On December 1, 2013, the Company converted a note payable to Rolf Hess in the amount of $20,000 for a total of 400,000 shares of common stock and 200,000 warrants.

On January 2, 2012, the Company entered into a subscription agreement with a certain individual whereby the company sold 1,350,000 units at US$0.12 per unit.  Each unit consists of one share of common stock, and one-half warrant exercisable for 2 years at $0.20. The Company has issued the 1,350,000 shares under this agreement.

The Company shall obtain any regulatory approval and any other consent that may be required to permit the Offering, including the approval of the TSX Venture Exchange. The securities offered hereby have not and will not be registered under the United States Securities Act of 1933 (the “1933 Act”) and may not be offered or sold in the United States or to U.S. persons (as defined in Regulation S under the 1933 Act) unless the securities have been registered under the 1933 Act, or are otherwise exempt from such registration.

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

During the quarter ended June 30, 2014, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (v) Notes to Financial Statements

_____________________

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

Date: May 14, 2014

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ Larry Thackery

Larry Thackery

Chief Financial Officer

Date: May 14, 2014