Form 10-Q
period 2014-06-30
THUNDER MOUNTAIN GOLD INC
filed 2014-08-13
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission File Number:  001-08429

THUNDER MOUNTAIN GOLD, INC.

(Exact name of Registrant as specified in its charter)

Nevada	91-1031015
(State or other jurisdiction of incorporation or organization)	(IRS identification No.)

11770 W President Dr. STE F
Boise, Idaho	83713-8986
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at July 30, 2014:  34,599,928

2

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1:  Financial Statements

3

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

24

Item 4.  Controls and Procedures

25

PART II – OTHER INFORMATION

25

Item 1.  Legal Proceedings.

25

Item 1A. Risk Factors.

25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

25

Item 3.  Defaults Upon Senior Securities.

26

Item 4.  Mine Safety Disclosures

26

Item 5.  Other Information

26

Item 6.  Exhibits

26

SIGNATURES

27

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets	(Unaudited)
June 30, 2014 and December 31, 2013	June 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$ 25,189	$ 35,882
Prepaid expenses and other assets	16,563	12,717
Total current assets	41,752	48,599

Other assets:
Investment in Owyhee Gold Trust LLC	479,477	479,477
Total assets	$ 521,229	$ 528,076

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$ 70,980	$ 70,688
Related Party Note payable (Note 5)	-	25,000
Total liabilities	70,980	95,688

Commitments (Note 3)

Stockholders' equity :
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized,
34,588,288 and 31,467,549, respectively shares issued and outstanding	34,588	31,468
Additional paid-in capital	3,583,159	3,429,279
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Deficit accumulated prior to 1991	(212,793)	(212,793)
Accumulated deficit during the exploration stage	(2,930,505)	(2,791,366)
Total stockholders' equity	450,249	432,388
Total liabilities and stockholders' equity	$ 521,229	$ 528,076

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Statements of Operations (Loss) (Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014		2013	2014	2013
Revenue:
Owyhee Gold Trust LLC management fee income	$ -		$ 8,100	$ -	$ 53,203
Total revenue	-		8,100		53,203

Expenses;
Exploration expenses	5,198		4,685	10,018	35,838
Legal and accounting	49,560		40,413	90,801	69,766
Management and administrative	18,693		17,151	37,607	65,863
Directors' fees and professional services (Note 6)	-		89,038	-	89,038
Gain on sale of equipment	-		(5,000)	-	(5,000)
Total expenses	73,451		146,287	138,426	255,505

Other income (expense):
Interest Income (expense)	(213)		761	(713)	761
Gain (loss) change in fair value of
warrant liabilities (Note 2)	-		654,080	-	396,249
Total other income (expense)	(213)	-	654,841	(713)	397,010

Net income (loss) before income taxes	(73,664)		516,654	(139,139)	194,708
(Provision) for income taxes	-		-	-	-
Net income (loss)	$ (73,664)		$ 16,654	$ (139,139)	$ 194,708

Net income (loss) per common
share-basic and diluted	$ Nil		$ 0.02	$ Nil	$ 0.01

Weighted average common
shares outstanding-basic and diluted	34,091,065		30,167,549	33,346,233	30,167,549

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. (An Exploration Stage Company) Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$ (139,139)	$ 194,708
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and depletion	-	109
Gain on sales of equipment	-	(5,000)
Common stock, warrants and options
issued for services	-	89,038
Gain on change in fair value of warrant liability	-	(396,249)
Change in:		-
Prepaid expenses and other assets	(3,846)	35,894
Accounts payable and accrued liabilities	292	29,399
Net cash used by operating activities	(142,693)	(52,101)

Cash flows from investing activities:
Proceeds from sales of equipment	-	5,000
Net cash provided by investing activities	-	5,000

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	157,000	-
Borrowing on related party note payable	-	20,000
Payments on related party note payable	(25,000)	-
Net cash provided by financing activities	132,000	20,000

Net (decrease) in cash and cash equivalents	(10,693)	(27,101)
Cash and cash equivalents, beginning of period	35,882	166,505
Cash and cash equivalents, end of period	$ 25,189	$ 139,404

Thunder Mountain Gold, Inc.

Notes to Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations

Business Operations

Thunder Mountain Gold, Inc. (“Thunder Mountain” or “the Company”) was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc.  In April 1978, the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders and changed its name to Thunder Mountain Gold, Inc., with the primary goal to further develop their holdings in the Thunder Mountain Mining District, located in Valley County, Idaho. Thunder Mountain Gold, Inc. takes its name from the Thunder Mountain Mining District, where its principal lode mining claims were located. For several years, the Company’s activities were restricted to maintaining its property position and exploration activities. During 2005, the Company sold its holdings in the Thunder Mountain Mining District. During 2007, the Company acquired the South Mountain Mines property in southwest Idaho and initiated exploration activities on that property, which continues today.

Basis of Presentation and Going Concern

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to the Form 10-Q.  Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. For further information refer to the financial statements and the footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has historically incurred losses and does not have sufficient cash at June 30, 2014 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and Owyhee Gold Trust LLC partners.

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

Thunder Mountain Gold, Inc.

Notes to Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued:

Exploration Stage Enterprise

In June 2014 the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-10 (“the ASU”). This update changes the requirements for disclosures as it relates to exploration stage entities.  The ASU specifies that the ‘inception–to-date’ information is no longer required to be presented in the financial statements of an exploration stage entity.  The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, with early application permitted for any financial statements that have not yet been issued. The Company has elected to apply the amendments as of the three month period ended June 30, 2014.

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

Fair Value Measures

Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC prioritizes the inputs into three levels that may be used to measure fair value:

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

Our financial instruments currently consist principally of cash. The table below sets forth our assets and liabilities measured at fair value whether recurring or non-recurring and basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance June 30, 2014	Balance December 31, 2013	Input Hierarchy level
Recurring:
Cash and cash equivalents	$ 25,189	$ 35,882	Level 1

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

Investments in Joint Ventures

In determining the Company’s accounting policy in the disclosure of joint ventures, the Company decided as follows;

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

As of June 30, 2014 and 2013, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

	June 30,	June 30,
For periods ended	2014	2013
Stock options	2,990,000	2,990,000
Warrants	2,235,000	7,991,271
Total possible dilution	5,225,000	10,981,271

2.

Stockholders’ Equity

The Company’s common stock has a  par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.

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

Thunder Mountain Gold, Inc.

Notes to Financial Statements

2.

 Stockholders’ Equity, continued

Pursuant to a Selling Agreement, the Selling Agent was entitled to compensation in the following form: (a) a cash commission equal to 10% of the price of the Units sold; (b) an additional cash commission of 10% of gross proceeds received from the exercise of Warrants issued as part of such Units or any other equity investment made by investors introduced by the Agent within a 24 month period following closing; and (c) non-transferable broker warrants to purchase a number of additional Units equal to 5% of Units sold by the Agent in the initial offering. The Agent Warrants will have the same exercise price and otherwise be on the same terms as the Warrants.  Through June 30, 2014, 15,000 agent warrants have been issued, and $1,500 in commissions were paid based on the sale of 300,000 shares.

Through June 30, 2014, the Company received $202,000 in gross proceeds from the Private Placement, issuing a total 4,040,000 in shares of common stock and 2,020,000 share equivalent warrants.

For six months ended June 30, 2014, the company received $157,000 in gross proceeds, issued 3,140,000 in shares of common stock and 1,570,000 in share of equivalent warrants.

On December 1, 2013, the Company converted a note payable to Rolf Hess in the amount of $20,000 for a total of 400,000 shares of common stock and 200,000 warrants, under same terms as private placement.

The following is a summary of warrants as of June 30, 2014.

Outstanding Warrants:	Share Equivalent Warrants	Exercise Price	Expiration Date
Warrants outstanding December 31, 2013	665,000	$ 0.15	July 31, 2015
Warrants issued	1,570,000	0.15	December 31, 2015
Total warrants outstanding at June 30, 2014	2,235,000	$ 0.15

3.

Commitments

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation on the Trout Creek Project that significantly expands the Trout Creek target area. Newmont’s private mineral package added to the Project surrounds the Company’s South Mountain claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement.  Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the ensuing two years, with additional expenditures possible in future years.  Newmont agreed to extend the date for completion of the work commitment to June 22, 2013. The Company met this requirement, and had total expenditures of $160,314 on this project through June 30, 2014.

The Company is required to spend $300,000, including $150,000 in drilling expenditures, on the project in the third year, or by March 22, 2014. This date has been extended to October 31, 2014 by Newmont. All subsequent dates for work commitments were extended to October 31 as well.

Thunder Mountain Gold, Inc.

Notes to Financial Statements

4.

South Mountain Project LLC

On November 8, 2012, the Company and Idaho State Gold Company, LLC (“ISGC”) formed the Owyhee Gold Trust, LLC, (“OGT”) a limited liability company.  The Company’s contribution for its membership units was its South Mountain Mine property and related mining claims located in southwestern Idaho in Owyhee County which was valued at $479,477 at the date of contribution. As its initial contribution to OGT, ISGC will fund operations totaling $18 million; or $8 million if the Company exercises its option to participate pro-rata after ISGC expends $8 million.  ISGC is also the manager of the joint venture. Upon payment of $1 million, and a work commitment of $2 million in pre-determined qualifying expenditures not later than December 31, 2014, ISGC will receive 2,000 units representing a vested 25% ownership. As of June 30, 2014, the Company has not issued any ownership units.  The Company accounts for its investment in the OGT by the cost method.

5.

Notes Payable

On June 6, 2013, the Company received funds of $20,000 from Jim Collord, a director.  In accordance with the terms of the note, the Company pays Mr. Collord 1% per month for interest. See Note 7.

On July 31, 2013 the Company received $20,000 from Rolf Hess, a stockholder, under a convertible promissory note.  Terms of the note called for interest at 1% per month, with the entire balance of principal and interest due in full on December 1, 2013.  The convertible promissory note contained the option for the holder to convert any portion of the principal and interest into Company common stock at 75% of the average closing bid price of the stock for the twenty trading days ending the day prior to the conversion.  At inception, management determined the conversion price would have been $0.054.  On that date, the market price for the Company’s common stock exceeded the conversion price as calculated.

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

During 2013, the Company granted 990,000 non-qualified stock options to certain officers, directors and outside consultants with an exercise price of $0.09.  Shareholder approval for the award was granted on April 30, 2013.  The options immediately vested.  Management valued the options as of the date of grant using a Black-Scholes option pricing model resulting in $89,038 expense being recorded. The average remaining contractual term of the options outstanding and exercisable at June 30, 2014 was 2.50 years. There were no options vested or granted during the six months ended June 30, 2014.

7.

Related Party Transactions

In July 2013, a Company vehicle with no book value was transferred to Mr. Collord in satisfaction of $10,000 of the principal, which resulted in a $10,000 gain on the disposal of the asset. During August 2013, Mr. Collord advanced an additional $15,000 to the Company, under a new note  and the total amount of $25,000  was due on February 28, 2014.  The note was paid in full on February 4, 2014.  By March 31, 2014 the Company had fulfilled its obligation on the note paying Mr. Collord $2,000 in interest, $500 of which was earned during the three months ended March 31, 2014.

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

The Company’s financial position remained unchanged through quarter ending June 30, 2014 and the metals commodity markets were mostly favorable during the year.  The Company’s plan of operation for the next twelve months, subject to business conditions, is as follows:

Continue the advanced exploration and pre-development program for the South Mountain Project.  This work may include the following:

•

Continue with the rehabilitation of the Laxey and Sonneman workings, utilizing Widman Contactors, Inc. to conduct the rehabilitation work, and KB Drilling to conduct the underground core drilling.

•

Continue with the underground core drilling from within the Sonneman level, at drill stations engineered to define the mineralization and to intercept the down-dip extensions of the Texas, DMEA-2, and Laxey ore zones, as project finances allow, and

•

Continue the baseline environmental and engineering work.

Work on the Company`s other three wholly-owned properties will continue in 2014, although the South Mountain Project will still remain the focus.  At the Trout Creek Project, the following is planned:

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

South Mountain Mines controlled the patented claims from 1975 to the time the Company purchased the entity in 2007. They conducted extensive exploration work including extending the Sonneman Level by approximately 1,500 feet to intercept the down-dip extension of the Texas sulfide mineralization mined on the Laxey Level some 300 feet above the Sonneman.  High grade sulfide mineralization was intercepted on the Sonneman Extension.  In 1985 they did a feasibility study based on polygonal ore blocks exposed in the underground workings and drilling.  This resulted in a historic resource of approximately 470,000 tons containing 23,500 ounces of gold, 3,530,000 ounces of silver, 8,339,000 pounds of copper, 13,157,000 pounds of lead and 91,817,000 lbs of zinc. Although they determined positive economics, the project was shut down and placed into care and maintenance.

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

•

The LLC purchased 360 acres of private ranch land, along with road and utility right-of-way, at a favorable site approximately 5 miles from the mine.  This site was selected to reduce the environmental impact of the project and for ease of year-around access.  Construction was initiated on the site with access road construction, some mill site grading, water well testing and geotechnical work for foundation design.  Potential tailing pond sites are being evaluated and finalized. Further development will wait until the final feasibility study and decision is made on the type and size of the processing facility that is needed.

•

Underground exploration and pre-development tunnel work on the Sonneman and Laxey levels continued, with the underground development focusing on enlargement of the main Sonneman level to 12 feet by 12 feet to accommodate exploration and future development.  The tunnel work will provide access for drills to gain the critical information necessary to complete a feasibility study.  Mining in the drift has advanced past the historic DMEA 2 zone where it encountered over 100 feet of massive sulfide.  As part of the tunnel development, approximately 1,000 tons of high-grade massive sulfide was recovered, stockpiled, and sampled for control. The historic drilled values for this zone were 17.74% Zn; 3.43 opt Ag; 0.14 opt Au; 0.28% Cu; and 0.39% Pb.  This general grade was verified by the muck and channel sampling in the zones. Approximately 300 additional feet of development drifting on the Sonneman level, along with additional core drilling is needed before a feasibility study can be completed.

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

Employees

The Company had two employees during the quarter ended June 30, 2014; Eric Jones, President and Chief Executive Officer, and Jim Collord, Vice President and Chief Operating Officer.

Results of Operations:

The Company had no revenues and no production for the quarter ending June 30, 2014. Total expenses for the quarter ending June 30, 2014 decreased from the compared second quarter in 2013 by $72,835, down 29% in total expenses of $255,505. Exploration expense for the three months ending June 30, 2014, increased by $514, when compared to the same period in 2013. Legal and accounting fees for second quarter 2014 increased $9,146 to $49,560, a 13% increase over second quarter 2013 legal and accounting expenses of $40,413. Management and administrative expense increased $1,542, or 2%, to $18,692 compared to 2013 quarter expense of $17,151. Director’s fees and professional expense accounted for a decrease of $89,030 in the second quarter of 2014. This is due to Eric Jones and Jim Collord having forgone their salaries in 2014 until the company’s finances become secure.

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

•

At July 30, 2014, we had $45,888 cash in our bank accounts.

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

For the quarter ended June 30, 2014, net cash used for operating activities was $139,802, consisting of our  net income of $(139,139), reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities. There was no cash provided by investing activities for the quarter.

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

Through June 30, 2014 the Company received $202,000 in gross proceeds from the Private Placement, issuing a total 4,040,000 in common stock and 2,020,000 warrants.

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

d)

On October 3, 2013, the Board of Directors approved a Private Placement financing of up to 5,000,000 units of the Company (“Unit”) at a price of $0.05 per Unit for gross proceeds of up to $250,000.  Each Unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant.  Each whole warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $0.15 for a period of 18 months. As of June 30, 2014, the Company sold in the amount $202,000 of units. This translates to 4.04 Million units (4.04 Million common shares, and 2.02 million warrants – the ½ warrants). Pursuant to the Private Placement agreement common shares and warrant certificates will not be issued until closing of the placement. The warrants will be good for 18 months, and exercisable at $0.15.

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

As of June 30, 2014 the Company received $202,000 in gross proceeds from the Private Placement, issuing a total 4,040,000 in common stock and 2,020,000 warrants.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

By /s/ Eric T. Jones

Eric T. Jones

President and Chief Executive Officer

Date: August 13, 2014

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ Larry Thackery

Larry Thackery

Chief Financial Officer

Date: August 13, 2014