Form 10-Q
period 2014-09-30
THUNDER MOUNTAIN GOLD INC
filed 2014-11-12
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at November 5, 2014:  37,819,928

2

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1:  Financial Statements

3

Item 2.  Management's Discussion and Analysis or Plan of Operation

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

20

Item 4.  Controls and Procedures

20

PART II – OTHER INFORMATION

21

Item 1.  Legal Proceedings.

21

Item 1A. Risk Factors.

21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

21

Item 3.  Defaults Upon Senior Securities.

21

Item 4.  Mine Safety Disclosures

21

Item 5.  Other Information

22

Item 6.  Exhibits

22

SIGNATURES

23

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets	(Unaudited)
September 30, 2014 and December 31, 2013	September 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$ 98,369	$ 35,882
Prepaid expenses and other assets	12,669	12,717
Total current assets	111,038	48,599

Other assets:
Investment in Owyhee Gold Trust LLC	479,477	479,477
Total assets	$ 590,515	$ 528,076

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$ 81,347	$ 70,688
Related Party Note payable (Note 5)	-	25,000
Total liabilities	81,347	95,688

Commitments (Note 3)

Stockholders' equity :
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized,
37,807,549 and 31,467,549, respectively shares issued and outstanding	37,808	31,468
Additional paid-in capital	3,739,939	3,429,279
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(3,244,380)	(3,004,159)
Total stockholders' equity	509,167	432,388
Total liabilities and stockholders' equity	$ 590,515	$ 528,076

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014		2013	2014	2013
Revenue:
Owyhee Gold Trust LLC management fee income	$ -		$ -	$ -	$ 53,203
Total revenue	-		-		53,203

Expenses;
Exploration expenses	18,252		51,291	28,270	87,129
Legal and accounting	51,122		15,106	141,922	84,872
Management and administrative	31,615		104,704	69,222	170,568
Directors' fees and professional services	-		-	-	89,038
Gain on sale of equipment	-		(10,000)	-	(15,000)
Total expenses	100,989		161,101	239,414	416,607

Other income (expense):
Interest (expense)	(94)		(4,713)	(807)	(3,951)
Gain on change in fair value of
warrant liabilities	-		111,763	-	508,012
Total other income (expense)	(94)	-	107,050	(807)	504,061

Net income (loss) before income taxes	(101,083)		(54,051)	(240,221)	140,657
(Provision) for income taxes	-		-	-	-
Net income (loss)	$ (101,083)		$ (54,051)	$ (240,221)	$ 140,657

Net income (loss) per common
share-basic and diluted	$ Nil		$ Nil	$ (0.01)	$ Nil

Weighted average common
shares outstanding-basic and diluted	36,032,549		30,167,549	34,251,505	30,167,549

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$ (240,221)	$ 140,657
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and depletion	-	109
Gain on sales of equipment	-	(15,000)
Common stock, warrants and options
issued for services	-	89,038
Gain on change in fair value of warrant liability	-	4,713
Change in:		-
Prepaid expenses and other assets	49	47,895
Accounts payable and accrued liabilities	10,659	25,335
Net cash used by operating activities	(229,513)	(215,265)

Cash flows from investing activities:
Proceeds from sales of equipment	-	5,000
Net cash provided by investing activities	-	5,000

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	317,000	-
Borrowing on related party note payable	-	30,000
Payments on related party note payable	(25,000)	-
Borrowing on notes payable	-	20,000
Net cash provided by financing activities	292,000	50,000

Net increase (decrease) in cash and cash equivalents	62,487	(160,265)
Cash and cash equivalents, beginning of period	35,882	166,505
Cash and cash equivalents, end of period	$ 98,369	$ 6,240

Non-cash investing and financing activities:

Beneficial conversion feature on convertible note payable	$ -	$ 9,425
Equipment exchanged for payment on related party note payable	$ -	$ 10,000

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

Basis of Presentation and Going Concern

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to the Form 10-Q.  Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. For further information refer to the financial statements and the footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has historically incurred losses and does not have sufficient cash at September 30, 2014 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and Owyhee Gold Trust LLC partners.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Thunder Mountain Gold, Inc.

Notes to Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations continued:

Exploration Stage Enterprise

In June 2014 the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-10 (“the ASU”). This update changes the requirements for disclosures as it relates to exploration stage entities.  The ASU specifies that certain information is no longer required to be presented in the financial statements of an exploration stage entity.  The ASU is effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, with early application permitted for any financial statements that have not yet been issued. The Company has adopted the ASU as of the three month period ended June 30, 2014.

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

	Balance September 30, 2014	Balance December 31, 2013	Input Hierarchy level
Recurring:
Cash and cash equivalents	$ 98,369	$ 35,882	Level 1

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

Investments in Joint Ventures

The Company’s accounting policy for joint ventures is as follows:

1)

 The Company uses the cost method when it does not have joint control or significant influence in a joint venture. Under the cost method, these investments are carried at cost.

2)

If the Company enters into a joint venture in which there is joint control between the parties, the equity method is utilized whereby the Company’s share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and its investments therein are adjusted by a similar amount. If other than temporary impairment in value was determined, it would then be charged to current net income or loss.

3)

In a joint venture where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of non-controlling interest.  In determining whether significant influences exist, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee.  If other than temporary impairment in value was determined, it would then be charged to current net income or loss.

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

As of September 30, 2014 and 2013, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

	For periods ended
	September 30,	September 30,
	2014	2013
Stock options	2,990,000	2,990,000
Warrants	3,835,000	1,308,800
Total possible dilution	6,825,000	10,981,271

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

Thunder Mountain Gold, Inc.

Notes to Financial Statements

2.

 Stockholders’ Equity, continued

Pursuant to a Selling Agreement, the Selling Agent was entitled to compensation in the following form: (a) a cash commission equal to 10% of the price of the Units sold; (b) an additional cash commission of 10% of gross proceeds received from the exercise of Warrants issued as part of such Units or any other equity investment made by investors introduced by the Agent within a 24 month period following closing; and (c) non-transferable broker warrants to purchase a number of additional Units equal to 5% of Units sold by the Agent in the initial offering. The Agent Warrants will have the same exercise price and otherwise be on the same terms as the Warrants.  Through September 30, 2014, 15,000 agent warrants have been issued, and $1,500 in commissions were paid based on the sale of 300,000 shares.

Through September 30, 2014 the Company received $362,000 in gross proceeds from the Private Placement, issuing a total 7,240,000 in common stock and 3,620,000 share equivalent warrants.

For nine months ended September 30, 2014, the Company received $317,000 in gross proceeds, issued 6,340,000 in shares of common stock and 3,170,000 share equivalent warrants.

On December 1, 2013, the Company converted a note payable to Rolf Hess in the amount of $20,000; into 400,000 shares of common stock and 200,000 warrants, under same terms as private placement.

The following is a summary of warrants as of September 30, 2014.

Outstanding Warrants:	Share Equivalent Warrants	Exercise Price	Expiration Date
Warrants outstanding December 31, 2013	665,000	$ 0.15	July 31, 2015
Warrants issued	3,170,000	0.15	March 18, 2016
Total warrants outstanding at September 30, 2014	3,835,000	$ 0.15

3.

Commitments

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation on the Trout Creek Project that significantly expands the Trout Creek target area. Newmont’s private mineral package added to the Project surrounds the Company’s South Mountain claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement.  Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the ensuing two years, with additional expenditures possible in future years.  Newmont agreed to extend the date for completion of the work commitment to June 22, 2013. The Company met this requirement, and had total expenditures of $160,314 on this project through September 30, 2014.

The Company was required to spend $300,000, including $150,000 in drilling expenditures, on the project in the third year, or by March 22, 2014. This requirement was initially extended to October 31, 2014 by Newmont, and has now subsequently been extended to the end of 2015.  All other work commitments were extended by another year as well.

Thunder Mountain Gold, Inc.

Notes to Financial Statements

4.

South Mountain Project LLC

On November 8, 2012, the Company and Idaho State Gold Company, LLC (“ISGC”) formed the Owyhee Gold Trust, LLC, (“OGT”) a limited liability company.  The Company’s contribution for its membership units was its South Mountain Mine property and related mining claims located in southwestern Idaho in Owyhee County which was valued at $479,477 at the date of contribution. As its initial contribution to OGT, ISGC will fund operations totaling $18 million; or $8 million if the Company exercises its option to participate pro-rata after ISGC expends $8 million.  ISGC is also the manager of the joint venture. Upon payment of $1 million, and a work commitment of $2 million in pre-determined qualifying expenditures not later than December 31, 2014, ISGC will receive 2,000 units representing a vested 25% ownership. As of September 30, 2014, the Company has not issued any ownership units.  The Company accounts for its investment in the OGT by the cost method.

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

During 2013, the Company granted 990,000 non-qualified stock options to certain officers, directors and outside consultants with an exercise price of $0.09.  Shareholder approval for the award was granted on April 30, 2013.  The options immediately vested.  Management valued the options as of the date of grant using a Black-Scholes option pricing model resulting in $89,038 expense being recorded. The average remaining contractual term of the options outstanding and exercisable at September 30, 2014 was 3.60 years. There were no options vested or granted during the nine months ended September 30, 2014. As of September 30, 2014 options outstanding, and exercisable had an aggregate intrinsic value of $0.

7.

Related Party Transactions

In July 2013, a Company vehicle with no book value was transferred to Mr. Collord in satisfaction of $10,000 of the Note (See Note 5), which resulted in a $10,000 gain on the disposal of the asset. During August 2013, Mr. Collord advanced an additional $15,000 to the Company under a new note.  The total amount of $25,000  was due on February 28, 2014.  The note and related accrued interest was paid in full the first quarter of 2014.

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

The Company owns 100% of the outstanding stock of Thunder Mountain Resources, Inc., a Nevada Corporation. Thunder Mountain Resources, Inc. owns 100% of the outstanding stock of South Mountain Mines, Inc. (SSMI), an Idaho Corporation., Inc. which owns the historic South Mountain Mine.  Thunder Mountain Resources, Inc. completed the direct purchase of 100% ownership of South Mountain Mines, Inc. on September 27, 2007, which consisted of 17 patented mining claims (approximately 327 acres) located in Owyhee County in southwestern Idaho.   Subsequent to the purchase, Thunder Mountain Resources staked 21 unpatented mining claims and obtained mineral leases on 545 acres of adjoining private ranch land.  There has been no change to these claims.

The Company’s plan of operation for the next twelve months, subject to business conditions, will be to continue the advanced exploration and pre-development program for the South Mountain Project.  This work will include:

•

Selecting a third party contractor to organize a Feasibility Study.

•

Continue with the rehabilitation of the Laxey and Sonneman drifts, utilizing an underground contract miner to conduct the rehabilitation work.

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

•

Continue geophysical interpretation of the valley area. Define potential drill targets and develop additional drill targets for remaining field season in 2015 and beyond, depending upon the results.

The Company, including its subsidiaries, owns rights to claims and properties in the mining areas of Nevada and Idaho.

South Mountain Project, Owyhee County, Idaho

The land package at South Mountain consists of a total of approximately 1,158 acres, consisting of (i) 17 patented claims (326 acres) the Company owns outright; (ii) lease on private ranch land (542 acres); and, (iii)  21 unpatented lode mining claims on BLM managed land (290 acres).  The Company is negotiating for additional private land surrounding the existing land package. All holdings are located in the South Mountain Mining District, Owyhee County, Idaho.

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

During the development of the Sonneman Level during 2012-2013 several massive sulfide mineralized zones were mined through.  Detailed rib sampling along some of these zones yielded the following results:

Location / Ore Shoot	Sampled Length (Feet)	Tunnel Station (ft)	Gold	Silver	Zinc	Copper	Lead

DMEA 2	80	2100	0.147 opt	4.76 opt	21.9%	0.38%	0.51%
DMEA 3	15	2200	0.354 opt	5.63 opt	20.2%	2.71%	0.60%
Muck Bay 4	30	1480	0.0055 opt	6.30 opt	1.9%	1.00%	0.50%
Muck Bay 4 B	15	1500	0.0055 opt	6.71 opt	14.1%	2.30%	0.59%
Muck Bay 3	30	1078	Tr	6.23 opt	7.5%	0.36%	3.77%
Laxey Shaft Rind	25	778	0.02 opt	15.0 opt	18.5%	0.41%	1.03%

Note:  Sample channel lengths were 5 to 10 feet.  All samples were analyzed by ALS Chemex.

HIGHLIGHT:  Rib Sample Results on Sonneman:  80 Feet of 21.9% Zinc, 0.147 opt Gold, 4.76 opt Silver, 0.38% Copper and 0.51% Lead.

Other Underground Pre-Development Work

The reconstruction of the Sonneman and Laxey drifts continued successfully until January 2014 when the Project went into care and maintenance.  The Sonneman Level advanced 2,711 feet from the portal and is constructed to 12 feet X 12 feet for future development and mining. There is approximately 350 feet of engineered drift to construct in order to reach the historic Texas ore zone located at the end of the old workings.  This advance to and through this zone will allow for drill stations and underground drilling to further define the high-grade resource encountered by William Bowes group in the 1980s.

The historic 2,200-foot long Laxey Level drift has been rehabilitated to 10 feet by 10 feet for a distance of approximately 720 feet.  At that point the old tunnel had recently collapsed in at an intrusive dike and preparations were being made to advance through the caved area.  This old tunnel was rehabilitated and accessed along its full length in 2008, at which point it intercepted the Texas ore shoot, one of many that had limited mining during and after the World War II period.  Excellent high grade massive sulfide is exposed in this area, and our drilling during 2013 proved its continuity between the Laxey Level and the surface, an up-dip distance of nearly 400 feet.

2013 Core Drilling Program

The surface drilling program was completed in November, 2013.  Twelve core holes totaling 7,535.5 feet were drilled and targeted three separate ore shoots:

1.

 Seven holes targeted the Texas Ore Shoot from the surface to the Laxey Level, and between the Laxey and Sonneman Levels.  The continuity of sulfide mineralization was confirmed and the surface to Laxey Level offers an upside to the ore shoot that has never been explored.  Additional drilling, primarily from underground, will be necessary to move this into a reserve category.

Surface drilling
Texas Shaft
Surface drilling
TX13-01
TX13-02
TX13-03
Laxey tunnel (7160')
DMEA13-10
DMEA13-08
DMEA13-09
TX13-05
TX13-06
TX13-07
Fan drilling
(planned)
Sonneman tunnel (6870')
DMEA2 ore shoot
Texas ore shoot
DMEA2 (2008)
LO-06 (2010)
N
Drilling
2008-2013
historic
planned
not all prospective and past productive ore zones shown

Long section looking north showing the Laxey and Sonneman tunnels and locations of some of the core drill holes.

2.

Three holes were drilled to test the DMEA 2 Ore Shoot between the two levels.  The best hole, DMEA13-09, intercepted 15 feet of massive sulfide with a grade of 0.22 opt gold, 2.67 opt silver, 20.2% zinc, 0.27% copper and 0.35% lead.

3.

Two holes tested the down dip extension of the ore shoot mined during World War II from the 800-foot deep Laxey Shaft.  Encouraging mineralization was intercepted in both holes, with the best being LX13-11 that cut 34 feet of sulfide grading 0.004 opt gold, 4.41 opt silver and 7.18% zinc.

A detailed underground fan drilling program commenced as soon as the surface drilling program was completed.  Drilling on the DMEA 2 and Texas Ore Shoot were planned in order to define a mineable resource, but unfortunately the program was terminated after the first fan was drilled in the DMEA 2 down dip target.  The results of the drilling are summarized below:

DMEA 2 Core Hole	Length	Dip	Intercept Footage	Gold	Silver	Zinc	Copper	Lead

DM2UC13-13	329	-24	162-184 (22)	0.086 opt	4.72 opt	12.31%	0.48%	1.56%
DM2UC13-14	363	-17	163.5-256.5 (93)	.082 opt	12.77 opt	13.79%	0.45%	7.07%
DM2UC13-14			301-331 (30)	0.127 opt	3.17 opt	14.46%	0.29%	0.67%
DM2UC13-15	298	-31	98-108 (10)	0.01 opt	6.84 opt	8.30%	1.88%	0.16%
DM2UC13-16	306	-36	85-111 (26)	0.01 opt	5.40 opt	3,89%	1.55%	0.34%
DM2UC13-17	347	-12	210-322 (112)	0.07 opt	2.31 opt	9.84%	0.36%	0.28%
DM2UC13-18	347	-47	95-103 (8)	Tr	0.53 opt	2.60%	minor	0.28%

Results from the first drill fan testing the down dip extension of the historic DMEA ore zones.

This drilling confirms and enhances the DMEA 2 and DMEA 3 massive sulfide zone mined during the completion of the Sonneman Tunnel.  (The rib sample results from these zones are reported above.)  Two additional fans were planned, one at a shallower angle and one further down dip.  There is some indication that the two or three zones may be coalescing with depth.  Additional fans are planned, but were put on hold due to lack of funding.

The advance of the Sonneman Level tunnel was stopped about 300 feet short of the primary target, the Texas Ore Shoot.  The caved older tunnel built by Bowes around 1980 intercepted approximately 70 feet of sulfide grading 0.26 opt gold, 7.42 opt silver, 14.0% zinc, 3.7% lead and 0.16% copper.  Once the new tunnel advances and drill stations construction, fan drilling is planned to test the up and down dip of this attractive zone.

Management remains encouraged by results of the underground pre-development work completed to date. The South Mountain Model continues to prove that the continuation of the replacement sulfide mineralized ore shoots at depth.  Detailed follow-up core drilling will be needed to better define the quality and quantity of the historic ore zones at depth.

Other work on the Project included access road work, infrastructure facilities and some environmental remediation.  In order to remediate any water contamination from the historic Sonneman waste rock dump, a 440-foot 48-inch culvert was constructed so that Williams Creek would flow beneath the waste rock.

Status of the Operating Agreement with Idaho State Gold Company (ISGC II)

On November 8, 2012, the Company and Idaho State Gold Company II LLC (“ISGC”) formed Owyhee Gold Trust, LLC, (“OGT”) a limited liability Corporation.  As part of the Agreement, 6,000 membership units were created and represented SMMI’s contribution as its initial contribution to OGT. The Agreement calls for ISGC to fund operations totaling $18 million, or $8 million if SMMI exercises its participation option.  SMMI holds all of the LLC membership units until such time as ISGC II makes the stipulated qualifying expenditures (as defined by the operating agreement).

Currently, ISGC II has chosen to put the property and care and maintenance.

Property History

The limited historic production peaked during World War II when, based on smelter receipts, the production of direct shipped ore totaled 53,653 tons containing 3,118 ounces of gold, 566,439 ounces of silver, 13,932 pounds of copper, 2,562,318 pounds of lead and 15,593,061 pounds of zinc.  In addition to the direct-ship ore, a flotation mill was constructed and operated during the late-1940s and early-1950s.

Metal	Grade	Total Metal
Gold Silver Copper Lead Zinc	0.058 opt 10.6 opt 1.4% 2.4% 14.5%	3,120 oz 566,440 oz 1,485,200 lbs 2,562,300 lbs 15,593,100 lbs

Crude Ore Shipments: 1941-1953 Total Tons:  53,653

South Mountain Mines Inc. controlled the patented claims from 1975 to the time the Company purchased the entity in 2007. They conducted extensive exploration work including extending the Sonneman Level by approximately 1,500 feet to intercept the down-dip extension of the Texas sulfide mineralization mined on the Laxey Level some 300 feet above the Sonneman.  High grade sulfide mineralization was intercepted on the Sonneman Extension.  In 1985 they did a feasibility study based on polygonal ore blocks exposed in the underground workings and drilling.  This resulted in a historic resource of approximately 470,000 tons containing 23,500 ounces of gold, 3,530,000 ounces of silver, 8,339,000 pounds of copper, 13,157,000 pounds of lead and 91,817,000 lbs of zinc. Although they determined positive economics, the project was shut down and placed into care and maintenance.

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

Late in 2009, the Company contracted with Northwestern Groundwater & Geology to incorporate all the new drill and sampling data into an NI 43-101 Technical Report.  This report was completed as part of the Company’s dual listing on the TSX Venture Exchange in 2010.  The NI 43-101 can be reviewed on the Company`s website at www.thundermountaingold.com, or on www.SEDAR.com.

Gold Breccia Area

No additional work has been completed on the multi-lithic intrusive breccia outcrop that was identified and sampled in 2008 on property leased by the Company.  An extensive ground magnetic survey consisting of approximately 81 line miles was completed over the project area by Jim Wright Geophysics and was designed to tie the sediment hosted mineralization with the Gold Breccia Zone.  Additional geophysics will be justified and will consist of deep penetrating induced polarization work.

This large area (approximately one mile long and one-half a mile wide) is located several thousand feet south of the main mine area.  The intrusive breccia is composed of rounded to sub-rounded fragments of altered intrusive rock and silicified fragments of altered schist and marble.  Initial rock chip samples from the outcrop area ranged from 0.49 ppm to 1.70 ppm gold, and follow-up outcrop and float sampling in 2009 yielded gold values ranging from 0.047 ppm to 5.81 ppm.  A first pass orientation soil survey completed in 2008 was conducted near the “discovery’ breccia outcrop at a spacing of 100 feet over a distance of 800 feet east/west and 1,000 feet north/south.  The soil assays ranged from a trace to 0.31 ppm Gold.  Surface mapping indicates that the intrusive breccia covers an area of approximately 5,000 feet x 1,500 feet.

Management believes that the “first-pass” drill results from the intrusive breccia drilling proves the existence of a significant gold system in an intrusive package that is related to the polymetallic mineralization in the carbonate in the historic mine area.  Additionally, an IP survey is planned to isolate potential feeder structures and to evaluate the contact between the metasediments and the gold-bearing intrusive.

Qualified Person – Edward D. Fields is the Qualified Person as defined by National Instrument 43-101 responsible for the technical data reported in this news release.

This property is without known reserves and the proposed program is exploratory in nature according to Instruction 3 to paragraph (b)(5) of Industry Guide 7. There are currently no permits required for conducting exploration in accordance with the Company`s current board approved exploration plan.

Trout Creek Claim Group, Lander County, Nevada

The Trout Creek pediment exploration target is located in Lander County, Nevada approximately 20 miles south of the Town of Battle Mountain.   The property consists of 78 unpatented mining claims totaling approximately 1,560 acres that are located in the valley along the western flank of the Shoshone Range on the Eureka-Battle Mountain mineralized trend.  This geologic trend hosts large-scale gold mines including Barrick’s Ruby Hill, Cortez, Cortez Hills, Pipeline and Newmont’s Phoenix (copper-gold), and Silver Standard’s Marigold Mine.  The target is located across the valley from Newmont’s Phoenix Mine and Mill.

In 2011, an exploration agreement was finalized with Newmont for an area that included an area of about 25 square miles of which Newmont owns outright the mineral rights to about half of the area.  The Trout Creek Claim Group is located within this area, and is subject to the agreement.

Since the identified target area is within the valley-fill pediment, detailed geophysical surveys were conducted across the projected buried structures.  A ground gravity and CSMAT was completed across the target area in 2013, and provided insight into the gravel-bedrock contact as well as defining the favorable structural setting within the buried bedrock.  The gravity survey reveals a basin sloping northward and traversed / bounded by structures. Numerous paleo-channels are interpreted to drain northward and have incised channels into the basement rocks. Gravity lows define the channels due to in-filling with low density material. As would be expected, several of the interpreted paleo-channels also correlate with structures. Most prominent amongst the structures is one extending northwest from Hancock Canyon and crossing through the project. Depth of basin fill in the center of Section 14 is interpreted to be on the order of approximately 150m with locally thicker accumulations in the paleo-channels.

Two controlled source audio magneto-telluric (CSAMT) lines were conducted in 2013, which extended westward from outcrop on the east to cross the central portion of Section 14. Each line was approximately three kilometers long for a total of six line kilometers of coverage. Result of this enhanced the understanding of the paleo-channels between the alluvial fill and the bedrock, and provided further confidence for locating drill holes to test the structure in Section 14.

Any future exploration field work, including claim maintenance and assessment, is financed by the Company through sales of unregistered common stock funded by the Company through private placements with accredited investors.  Future work will be funded in the same manner or through a strategic partnership with another mining company.  There are currently no environmental permits required for the planned exploration work on the property. In the future, a notice of intent may be required with the Bureau of Land Management.

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

Employees

The Company had two employees during the quarter ended September 30, 2014; Eric Jones, President and Chief Executive Officer, and Jim Collord, Vice President and Chief Operating Officer.

Results of Operations:

The Company had no revenues and no production for the quarter ending September 30, 2014. Total expenses for the quarter ending September 30, 2014 decreased from the compared third quarter in 2013 by $60,112, down 37% in total expenses of $100,989. Exploration expenses for the three months ending September 30, 2014, decreased by $33.039, when compared to the same period in 2013. Legal and accounting fees for third quarter 2014 increased $36,016 to $51,122, a 70% increase over third quarter 2013 legal and accounting expenses of $15,106. Management and administrative expense decreased $73,089 or 70%, to $31,615 compared to 2013 quarter expense of $104,704.

Liquidity and Capital Resources:

The consolidated financial statements for the period ended September 30, 2014, have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

•

At September 30, 2014, we had $98,369 cash in our bank accounts.

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

For the quarter ended September 30, 2014, net cash used for operating activities was $229,513, consisting of our  net income of $(240,221), reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities. There was no cash provided by investing activities for the quarter.

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

On September 16, 2014, the Company`s board unanimously approved that the Private Placement remain open for an oversubscription due to demand.  Through September 30, 2014, the Company had received $362,000 in gross proceeds from the Private Placement, issuing a total 7,240,000 in common stock and 3,620,000 warrants.

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

*

Amounts shown are for the lease period years 4 through 7, a total of 1 years that remains after 2013, the second year of the lease period.

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

d)

On October 3, 2013, the Board of Directors approved a Private Placement financing of up to 5,000,000 units of the Company (“Unit”) at a price of $0.05 per Unit for gross proceeds of up to $250,000.  Each Unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant.  Each whole warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $0.15 for a period of 18 months. As of September 30, 2014, the Company sold in the amount $363,500 of units. This translates to 7.24 Million units (7.24 Million common shares, and 3.635 million warrants – the ½ warrants). Pursuant to the Private Placement agreement common shares and warrant certificates will not be issued until closing of the placement. The warrants will be good for 18 months, and exercisable at $0.15.

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

Under Rule 501(a) of Regulation D, these units were sold to "accredited investors" which within the meaning of section 2(15) of the Act and Rule 501, et seq. of Regulation "D", these transactions are intended to be exempt from registration under the Act by virtue of section 4(2) of the Act and the provisions of Rule 506 of Regulation D as promulgated thereunder.

As of September 30, 2014 the Company received $363,500 in gross proceeds from the Private Placement, issuing a total 7,240,000 in common stock and 3,635,000 warrants.

On December 1, 2013, the Company converted a note payable to Rolf Hess in the amount of $20,000 for a total of 400,000 shares of common stock and 200,000 warrants.

Use of proceeds from these unit sales were for general corporation expenses.

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

During the quarter ended September 30, 2014, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

By /s/ Eric T. Jones

Eric T. Jones

President and Chief Executive Officer

Date: November 9, 2014

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ Larry Thackery

Larry Thackery

Chief Financial Officer

Date: November 9, 2014

23