Form 10-K
period 2014-12-31
THUNDER MOUNTAIN GOLD INC
filed 2015-03-31
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number: 001-08429

Thunder Mountain Gold, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	91-1031015
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11770 W. President Dr., Ste. F
Boise, Idaho	83713
(Address of Principal Executive Offices)	(Zip Code)

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

Large Accelerated Filer   ☐   Accelerated Filer   ☐   Non-Accelerated Filer   ☐   Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,995,877 as of June 30, 2014

The number of shares of the Registrant’s Common Stock outstanding as of March 20, 2014 was 40,167,549.

Documents Incorporated by Reference:  None.

THUNDER MOUNTAIN GOLD, INC.

Form 10-K

December 31, 2013

PART I

3

ITEM 1 -    DESCRIPTION OF BUSINESS

3

ITEM 1A - RISK FACTORS

4

ITEM 1B - UNRESOLVED STAFF COMMENTS

7

ITEM 2 -    DESCRIPTION OF PROPERTIES

8

ITEM 3 -    LEGAL  PROCEEDINGS

15

ITEM 4 –   MINE SAFETY DISCLOSURES

15

PART II

16

ITEM 5 -    MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

16

ITEM 6 -    SELECTED FINANCIAL DATA

18

ITEM 7 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

19

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

22

ITEM 8 -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

23

ITEM 9 –    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

37

ITEM 9A - CONTROLS AND PROCEDURES

37

ITEM 9B - OTHER INFORMATION

38

PART III

39

ITEM 10 -  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

39

ITEM 11 -  EXECUTIVE COMPENSATION

42

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

44

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

45

ITEM 14 -  PRINCIPAL ACCOUNTING FEES AND SERVICES

46

PART IV

47

ITEM 15 –  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

47

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

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes (“Notes”) thereto for the fiscal year ending December 31, 2014.  The following statements may be forward looking in nature and actual results may differ materially.

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

At December 31, 2014, we had current assets of $47,918.  We are planning to raise additional funds in 2014 to meet our current operating and capital requirements for the next 12 months and beyond. However, we have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For the year ended December 31, 2014 net cash used for operating activities was $395,890.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from public offerings, private placements or loans.

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

We believe that there is substantial doubt about our ability to continue as a going concern

We have never generated net income from our exploration efforts and we have incurred significant net losses in each year since inception. Our accumulated deficit as of December 31, 2014 was $3,423,854. We expect to continue to incur substantial additional losses for the foreseeable future, and we may never become profitable. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate and ultimately operate proven or probable precious metals reserves, our ability to generate positive net revenues and our ability to reduce our operating costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because our exploration costs are greater than nonexistent revenue.  Continued failure to generate revenues could cause us to go out of business.

Our financial statements, for the year ended December 31, 2014, were audited by our independent registered public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern.

We believe that there is substantial doubt about our ability to continue as a going concern due to our total accumulated deficit of $3,423,854 as of December 31, 2014.  Our plans for our continuation as a going concern include financing our operations through sales of unregistered common stock and the exercising of stock options by our officers, directors and originators. If we are not successful with our plans, equity holders could then lose all or a substantial portion of their investment.

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
Texas ore shoot
DMEA2 ore shoot
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

Trout Creek Project, Lander County, Nevada

The Trout Creek pediment exploration gold target is located along the eastern flank of Reese River Valley along the pediment of the Shoshone Range in Lander County, Nevada. The claim package consists of 78 unpatented mining claims (approximately 1560 acres) that are situated along a recognizable structural zone in the Eureka-Battle Mountain mineralized gold trend.  In addition to the claims, a joint venture exploration agreement with Newmont Mining covering approximately 25 square miles on which Newmont owns the mineral rights on about half that amount.  The mineral rights consist of their ownership of the Continental Railroad sections.

The Project is located approximately 155 air miles northeast of Reno, Nevada, or approximately 20 miles SW of Battle Mountain, Nevada, in Sections 10, 11, 14, 16, 21, 22, 27; T.29N.; R.44E. Mount Diablo Baseline & Meridian, Lander County, Nevada. Latitude:   40    23’ 36” North, Longitude: 117   00’ 58” West. The property is accessible by traveling south from Battle Mountain Nevada on state highway 305, which is paved. The project is generally accessible year round. There is no power, no water other than seasonal surface precipitation and associated streams that flow from the Shoshone Range, and there are no improvements on the property.

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

An extensive data package was made available by Newmont to Thunder Mountain Gold, and follow-up fieldwork was undertaken once the agreement was finalized.  This fieldwork consisted of mapping the altered and mineralized structures that can be followed through the Shoshone Range.  Of importance is that these structures align with the Cortez-Pipeline deposits and the Phoenix deposit (part of the Eureka-Battle Mountain-Getchell Trend).

In addition to the geologic fieldwork, Wright Geophysics conducted a ground gravity survey and CSMAT over the pediment target area and this provided insight into the gravel-bedrock contact as well as defining the favorable structural setting within the buried bedrock.  An untested drill target was identified under the gravel pediment along these structures, and the geophysics showed that the bedrock was within a reasonable depth for exploration drilling and potential mining if a significant mineralization is encountered.

Lack of an adequate budget prevented drilling during 2014, but Newmont and the Company are currently amending the agreement to modify the work commitment timeframe.  It is anticipated that funding will be available during the 2015 season and one or two reverse circulation holes can test the bedrock beneath the gravel along the mineralized structures.

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

Employees

The Company had two employees during the year ended December 31, 2014; Eric Jones, President and Chief Executive Officer, and Jim Collord, Vice President and Chief Operating Officer. In early 2011, Mr. Collard and Mr. Jones voluntarily reduced his salary to $1/month until November 2012 when the financial condition of the Company improved. Later, Mr. Collard and Mr. Jones voluntarily suspended their salaries in July of 2013, until the company became financially able to pay them.

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

On September 24, 2010, the Company’s common stock also began trading on the TSX Venture Exchange (“TSX-V”) in Canada and is quoted under the trading symbol “THM”

The following table illustrates the average high/low price of our common stock for both the OTCBB and TSX-V for the last two (2) fiscal years 2014 and 2013:

	OTCQB (US$)		TSX-V(Cdn$)(1)
PERIOD(2)	HIGH	LOW	HIGH	LOW
2014
First Quarter	$ 0.07	$ 0.07	$ 0.12	$ 0.12
Second Quarter	$ 0.08	$ 0.05	$ 0.12	$ 0.04
Third Quarter	$ 0.07	$ 0.05	$ 0.12	$ 0.07
Fourth Quarter	$ 0.05	$ 0.03	$ 0.04	$ 0.04

2013
First Quarter	$ 0.14	$ 0.14	$ 0.08	$ 0.08
Second Quarter	$ 0.07	$ 0.07	$ 0.08	$ 0.08
Third Quarter	$ 0.06	$ 0.06	$ 0.05	$ 0.05
Fourth Quarter	$ 0.05	$ 0.05	$ 0.05	$ 0.05

At December 31, 2014, the price per share quoted on the OTCQB was $0.05 and Cdn$0.045 on the TSX-V.

(1)  Our common stock began trading on the TSX-V on September 24, 2010.

(2)  Quarters indicate calendar year quarters.

Holders:

As of December 31, 2014 there were approximately 1,840 shareholders of record of the Company’s common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Transfer Agent:

Our independent stock transfer agent in the United States is Computershare Shareholder Services, located at 350 Indiana Street Suite 750 Golden, CO 80401. In Canada, our Agent is Computershare, TORU - Toronto, University Ave, 100 University Ave, 8th Floor, Toronto, ON M5J 2Y1, CANADA

Dividends:

No dividends were paid by the Registrant in 2014 or 2013, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

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

Pursuant to a Selling Agreement, the Selling Agent was entitled to compensation in the following form: (a) a cash commission equal to 10% of the price of the Units sold.  At December 31, 2014, $1,500 in commissions was accrued based on the sale of 300,000 shares; (b) an additional cash commission of 10% of gross proceeds received from the exercise of Warrants issued as part of such Units or any other equity investment made by investors introduced by the Agent within a 24 month period following closing; and (c) non-transferable broker warrants to purchase a number of additional Units equal to 5% of Units sold by the Agent in the initial offering. The Agent Warrants will have the same exercise price and otherwise be on the same terms as the Warrants.  At December 31, 2014, 15,000 agent warrants were issued.

As of December 31, 2014, the Company received $460,000 in gross proceeds from the Private Placement, issuing a total 9,240,000 in common stock and 4,620,000 warrants.

On December 1, 2013, the Company converted a note payable to Rolf Hess in the amount of $20,000 for a total of 400,000 shares of common stock and 200,000 warrants.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fiscal year ended December 31, 2014, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

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

The Company’s financial position remained unchanged during 2014 and the metals commodity markets were mostly unchanged during the year.  Equity markets will likely open up periodically in response to favorable price movements in certain metals during 2015, providing some companies with the opportunity to take advantage of short periods of positive sentiment in the market. However, until metal price momentum swings to the positive, equity financing in the mining industry will remain unpopular. Analyst estimates for 2015 are for choppy metals markets.

The Company continued to operate on a limited budget in 2014 while the Company`s funding partner in the South Mountain Mine pursues additional financing.

The Company’s plan of operation for the next twelve months, subject to business conditions, is as follows:

Continue the advanced pre-development and exploration at the South Mountain Project.  This work may include the following:

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

Due to Failures and defaults regarding of ISGC II`s management of the South Mountain Project, THMG/SMMI was inserted as Manager of the OGT LLC as of Jan. 27th, 2015 by way of MCOM meeting.  The parties are currently negotiating to determine whether THMG will seek judicial ratification of this OGT LLC determination.

Work on the Trout Creek Project will continue in 2015, although the South Mountain Project will still remain the focus.  At the Trout Creek Project, the following is planned:

•

Drill pre-defined drill target on the Joint Exploration area with Newmont Mining.

•

Analyze the drill data, and prepare for further exploration in the 2015/2016 seasons.

•

Continue geophysical interpretation of the valley area. Define potential drill targets and develop additional drill targets for remaining field season of 2015.

Results of Operations:

The Company had no revenues and no production for 2014 or 2013. Total expenses for 2014 decreased from the prior year to $412,887, down 0.58% from 2013 total expenses of $415,261. Exploration expense for the year end 2014 was $19,905, a decrease of $45,119 over 2013 exploration expense of $65,024, legal and accounting fees for 2014 increased $102,992 to $194,934, a 53% increase over 2013 legal and accounting expenses of $91,942. 2014 management and administrative slightly increased $13,900, or 7%, to $198,048 compared to 2013 expense of $184,148.

Liquidity and Capital Resources:

The audit opinion and Notes that accompany our consolidated financial statements for the year ended December 31, 2014, disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended December 31, 2014, we did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

•

At March 20, 2015, we had $126,627 cash in our bank accounts.

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

For the year ended December 31, 2014, net cash used for operating activities was $395,890, consisting of our 2014 net loss of ($419,695), reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities. Cash provided by financing activities for 2014 totaled $392,000.

Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from a public offering, a private placement, mergers, farm-outs or loans.

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

Private Placement

On October 3, 2013, the Board of Directors approved a Private Placement financing of up to 5,000,000 units of the Company (“Unit”) at a price of $0.05 per Unit for gross proceeds of up to $250,000.  Each Unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant.  Each whole warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $0.15 for a period of 18 months. The Placement was closed on November 24, 2014, with an oversubscription of 5,000,000 units, for a total of 9,240,000 units sold for gross proceeds of $462,000.

Pursuant to a Selling Agreement, the Selling Agent was entitled to compensation in the following form: (a) a cash commission equal to 10% of the price of the Units sold.  At December 31, 2014, $1,500 in commissions was accrued based on the sale of 300,000 shares; (b) an additional cash commission of 10% of gross proceeds received from the exercise of Warrants issued as part of such Units or any other equity investment made by investors introduced by the Agent within a 24 month period following closing; and (c) non-transferable broker warrants to purchase a number of additional Units equal to 5% of Units sold by the Agent in the initial offering. The Agent Warrants will have the same exercise price and otherwise be on the same terms as the Warrants.  At December 31, 2014, 15,000 agent warrants were issued.

On December 1, 2013, the Company converted a note payable to Rolf Hess in the amount of $20,000 for a total of 400,000 shares of common stock and 200,000 warrants.

Subsequent Events

Due to Failures and defaults regarding of ISGC II`s management of the South Mountain Project, THMG/SMMI was inserted as Manager of the OGT LLC as of Jan. 27th, 2015 by way of MCOM meeting.  The parties are currently negotiating to determine whether THMG will seek judicial ratification of this OGT LLC determination.

On February 6, 2015, the Board approved a grant of one million options under the SIP to Directors, Executive Officers and other non-employees consultants. The options have a strike price of $0.06. The option certificates will reflect the actual date of the issuance of February 6, 2015.  The SIP was approved by shareholder during the January 20, 2015 annual shareholder meeting.

On February 28, 2015, the Company entered into a subscription agreement with a two individuals whereby the company sold 4,000,000 shares, at US$0.05 per share. There were no warrants associated with the subscriptions. As of March 15, 2015, the Company has issued the 4,000,000 shares under this agreement, and the placement is closed.

Off Balance-Sheet Arrangements:

During the 12 months ended December 31, 2014 and 2013, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

d)

On October 3, 2013, the Board of Directors approved a Private Placement financing of up to 5,000,000 units of the Company (“Unit”) at a price of $0.05 per Unit for gross proceeds of up to $250,000.  Each Unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant.  Each whole warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $0.15 for a period of 18 months. As of December 31, 2014, the Company issued $500,000 worth of units. The shares sold consist of $3,000 paid on accounts payable for Pixellight of Boise, Idaho. Another non-cash transaction of $15,000 was traded for professional and accounting services, and $20,000 was issued for convertible debt in 2013. The net cash received was $462,000. Pursuant to the Private Placement agreement, the common shares and warrant certificates were issued at the closing of the placement. The warrants will be good for 18 months, and exercisable at $0.15.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets at December 31, 2014 and 2013	25

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the years ended December 31, 2014 and 2013	26

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013,	27

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended
December 31, 2014 and 2013	28

Notes to Consolidated Financial Statements	29 - 36

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants
dm-t
decoria · maichel · teague
7307 N. Division, Suite 222
Spokane, Washington 99208

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Thunder Mountain Gold, Inc.

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. ("the Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated position of Thunder Mountain Gold, Inc. as of December 31, 2014 and 2013, and the results of its operations and comprehensive income (loss) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.
Spokane, Washington

March 20, 2015

Thunder Mountain Gold, Inc. Consolidated Balance Sheets December 31, 2014 and December 31, 2013
	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$ 31,992	$ 35,882
Prepaid expenses and other assets	15,926	12,717
Total current assets	47,918	48,599

Other assets:
Investment in Owyhee Gold Trust LLC joint venture	479,477	479,477
Total assets	$ 527,395	$ 528,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$ 77,775	$ 70,688
Note payable – (Note-4)	-	25,000
Related party convertible notes payable, net of discount (Note 7)	38,435	-
Total current liabilities	116,210	95,688

Commitments (Note 2)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 40,167,549 and 31,467,549 shares issued and outstanding, respectively	40,168	31,468
Additional paid-in capital	3,869,071	3,429,279
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Stock subscription receivable	(50,000)	-
Accumulated deficit	(3,423,854)	(3,004,159)
Total stockholders' equity	411,185	432,388
Total liabilities and stockholders' equity	$ 527,395	$ 528,076

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations For the years ended December 31, 2014 and 2013.

	Years Ended
	December 31,
	2014	2013
Revenue:
Joint venture management fee income	$ -	$ 53,203
Total revenue	-	53,203

Expenses:
Exploration expenses	19,905	65,204
Professional services	194,934	91,942
Management and administrative	198,048	184,148
Directors' fees	-	89,038
Gain on sale of equipment	-	(15,000)
Depreciation	-	109
Total expenses	412,887	415,261

Other income (expense):
Interest and dividend income	-	762
Interest expense	(6,808)	(10,925)
Gain on change in fair value of derivative warrant liability	-	508,012
Total other income (expense)	(6,808)	497,849

Net income (loss) before income taxes	(419,695)	135,791
Provision for income taxes	-	-
Net income (loss)	$ (419,695)	$ 135,791

Net income (loss) per common share-basic and diluted	$ (0.01)	Nil

Weighted average common shares outstanding-basic and diluted	35,369,494	30,673,690

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Cash Flows For the years ended December 31, 2014 and 2013
	2014	2013
Cash flows from operating activities:
Net income (loss)	$ (419,695)	$ 135,791
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	-	109
Gain on sale of equipment	-	(15,000)
Stock-based compensation	-	89,038
Stock issued for services	15,000	-
Amortization of notes payable discounts	1,927	9,425
Gain on change in fair value of derivative warrant liability	-	(508,012)
Change in:
Prepaid expenses and other assets	(3,209)	40,603
Accounts payable and other liabilities	10,087	13,923
Net cash used by operating activities	(395,890)	(234,123)

Cash flows from investing activities:
Proceeds from sale of equipment	-	5,000
Net cash provided by investing activities	-	5,000

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of offering costs	367,000	43,500
Borrowing on related party notes payable	50,000	35,000
Payments on related party notes payable	(25,000)	-
Borrowing on convertible notes payable	-	20,000
Net cash provided by financing activities	392,000	98,500

Net increase (decrease) in cash and cash equivalents	(3,890)	(130,623)
Cash and cash equivalents, beginning of year	35,882	166,505
Cash and cash equivalents, end of year	$ 31,992	$ 35,882

Non-cash investing and financing activities:

Stock issued for accounts payable	$ 3,000	$ -

Stock issued for convertible note payable	$ -	$ 20,000

Beneficial conversion feature on note payable	$ -	$ 9,425

Beneficial conversion feature on related party convertible notes payable	$ 13,492	$ -

Equipment exchanged for related party note payable	$ -	$ 10,000

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the years ended December 31, 2014 and 2013
	Common Stock		Additional Paid-In Capital	Treasury Stock	Stock Subscription Receivable	Accumulated Deficit	Total
	Shares	Amount

Balances at December 31, 2012	30,167,549	$ 30,168	$3,268,616	$(24,200)	-	$ (3,139,950)	$ 134,634

Stock and warrants issued for private placement, net	900,000	900	42,600				43,500
Stock issued for convertible debt	400,000	400	19,600				20,000
Beneficial conversion feature on convertible note payable			9,425				9,425
Stock options issued for services			89,038				89,038
Net income - 2013						135,791	135,791
Balances at December 31, 2013	31,467,549	$ 31,468	$ 3,429,279	$(24,200)	-	$ (3,004,159)	$ 432,388

Sale of stock and warrants, net	8,340,000	8,340	408,660		(50,000)		367,000
Stock issued for services	300,000	300	14,700				15,000
Stock issued for accounts payable	60,000	60	2,940				3,000
Beneficial conversion feature on related party convertible notes payable			13,492				13,492
Net loss - 2014						(419,695)	(419,695)
Balances at December 31, 2014	40,167,549	$ 40,168	$ 3,869,071	$(24,200)	$(50,000)	$ (3,423,854)	$ 411,185

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

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has historically incurred losses and does not have sufficient cash at December 31, 2014 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Exploration Stage Entities

In June 2014 the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-10 (“the ASU”). This update changes the requirements for disclosures as it relates to exploration stage entities.  The ASU specifies that certain information is no longer required to be presented in the financial statements of an exploration stage entity.  The ASU is effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, with early application permitted. The Company has adopted the ASU during the year ended December 31, 2014.

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

Fair Value Measures

Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC prioritizes the inputs into three levels that may be used to measure fair value:

The Company discloses the following information for each class of assets and liabilities that are measured at fair value:

1.

the fair value measurement;

2.

the level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

3.

for fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

a.

total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earnings  are reported in the statement of operations;

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued:

b.

the amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets or liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

c.

purchases, sales, issuances, and settlements (net); and

d.

transfers into and/or out of Level 3.

4.

the amount of the total gains or losses for the period included in earnings  that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date and a description of where those unrealized gains or losses are reported in the statement of operations; and

5.

in annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, during the period.

The table below sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013:

	Balance December 31, 2014	Balance December 31, 2013	Input Hierarchy level
Cash and cash equivalents	$ 31,992	$ 35,882	Level 1

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

Investments in Joint Venture

The Company’s accounting policy for joint ventures is as follows:

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of ASU No. 2014-15 on the Company’s consolidated financial statements once adopted.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The

Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

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

As of December 31, 2014 and 2013, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

	2014	2013
Stock options	2,990,000	2,990,000
Warrants	5,015,000	650,000
Total possible dilution	8,005,000	3,640,000

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

2.  Commitments

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation on the Company’s Trout Creek Project (the Project) that significantly expands the Trout Creek target area. Newmont’s private mineral package added to the Project surrounds the Company’s South Mountain claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement.  Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the ensuing two years, with additional expenditures possible in future years.  Newmont agreed to extend the date for completion of the work commitment to June 22, 2013. The Company met this requirement, and had total expenditures of $160,314 on this project through December 31, 2014.

Additionally, the Company is required to spend $300,000, including $150,000 in drilling expenditures, on the project in third year, or by March 22, 2014. This date has been extended by Newmont to the end of 2015.

3.

South Mountain Project LLC

On November 8, 2012, the Company and Idaho State Gold Company, LLC (“ISGC”) formed the Owyhee Gold Trust, LLC, (“OGT”) a limited liability company.  The Company’s contribution for its membership units was its South Mountain Mine property and related mining claims located in southwestern Idaho in Owyhee County which had a carrying value of $479,477 at the date of contribution. As its initial contribution to OGT, ISGC agreed to fund operations totaling $18 million; or $8 million if the Company exercises its option to participate pro-rata after ISGC expends $8 million.  ISGC is also the manager of the joint venture. Upon payment of $1 million, and a work commitment of $2 million in pre-determined qualifying expenditures not later than December 31, 2014, ISGC will receive 2,000 units representing a vested 25% ownership. As of December 31, 2014, the Company has not issued any ownership units.  The Company accounts for its investment in the OGT by the cost method.

4.

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

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

5.

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

Pursuant to a Selling Agreement, the Selling Agent was entitled to compensation in the following form: (a) a cash commission equal to 10% of the price of the Units sold; (b) an additional cash commission of 10% of gross proceeds received from the exercise of Warrants issued as part of such Units or any other equity investment made by investors introduced by the Agent within a 24 month period following closing; and (c) non-transferable broker warrants to purchase a number of additional Units equal to 5% of Units sold by the Agent in the initial offering. The Agent Warrants have the same exercise price and terms as the Warrants.  Through December 31, 2014, 15,000 agent warrants have been issued, and $1,500 in commissions were paid based on the sale of 300,000 shares.

Through December 31, 2014 the Company received $460,000 in gross proceeds from the Private Placement, issuing a total 9,240,000 in common stock and 4,620,000 common stock purchase warrants.

For the year ended December 31, 2014, the Company received $417,000 in gross proceeds, issued 8,340,000 in shares of common stock and 4,170,000 common stock purchase warrants.

On December 1, 2013, the Company converted a note payable to Rolf Hess in the amount of $20,000; into 400,000 shares of common stock and 200,000 common stock purchase warrants, under same terms as private placement.

In the 4th Quarter ending December 31, 2014, the Company awarded 300,000 in common shares and 150,000 common stock purchase warrants, in lieu of $15,000 cash for Professional services, legal and accounting.

Pixellight of Boise, Idaho developed photos to be used in advertising and brochures by Thunder Mountain Gold. On October 1, 2014, in lieu of payment on account of $3,000, Pixellight elected to participate in the private placement, and received 60,000 common shares and 30,000 common stock purchase warrants.

The following is a summary of warrants as of December 31, 2014.

Outstanding Warrants:	Share Equivalent Warrants	Exercise Price	Expiration Date
Warrants outstanding December 31, 2012	8,616,271	$ 0.28
Warrants expired	(8,616,271)	0.28
Warrants issued	650,000	0.15	June, 2015
Total warrants outstanding at December 31, 2013	650,000	0.15	June, 2015
Warrants issued	4,365,000	0.15	July 2015 - June 2016
Total warrants outstanding at December 31, 2014	5,015,000	$ 0.15	June 2015 - June 2016

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

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

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

Stock price	$ 0.09
Exercise price	$ 0.09
Expected volatility	302.9%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	0.68%
Expected forfeiture rate	-

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan;

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	2,000,000	$ 0.27
Granted in 2013	990,000	0.07
Outstanding and exercisable at December 31, 2013 and 2014	2,990,000	$ 0.34
Weighted average fair value of options granted during the year ended December 31, 2013		$ 0.09

The average remaining contractual term of the options outstanding and exercisable at December 31, 2014 was 3.35 years. There were no options vested or granted during the year ended December 31, 2014. As of December 31, 2014 options outstanding and exercisable had an aggregate intrinsic value of $0.

7.

Related Party Transactions

In July 2013, a Company vehicle with no book value was transferred to Mr. Collord in satisfaction of $10,000 of the Note (See Note 4), which resulted in a $10,000 gain on the disposal of the asset. During August 2013, Mr. Collord advanced an additional $15,000 to the Company under a new note.  The total amount of $25,000  was due on February 28, 2014.  The note and related accrued interest was paid in full the first quarter of 2014.

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

7.

Related Party Transactions continued:

On December 9, 2014 the Company executed two convertible notes payable to directors, Eric Jones, and Jim Collard. The amount of the notes was $25,000 each for a total of $50,000. The interest rate on these notes is 10% per month of the principle balance. The notes are due in full no later than July 1, 2015, and have a minimum amount due of 5 months of interest if the loan is paid back earlier. The interest of $3,920 was recognized in the year ending December 31, 2014.

The convertible note contained a beneficial conversion feature of $13,492 which was recognized as a discount on the note on the date of issuance. The discount was amortized over the note term using the straight-line method, which approximates the effective interest method. For the year ended December 31, 2014, the Company recorded $1,927 in interest expense related to the amortization of the discount.

8.

Income Taxes

The Company did not recognize a tax provision or benefit for the years ended December 31, 2014 and 2013.

At December 31, 2014 and 2013, the Company had deferred tax assets which were fully reserved by valuation allowances due to the likelihood of expiration of these deferred tax benefits prior to the Company generating future taxable income sufficient to utilize the deferred tax benefits to reduce tax expense from those future periods.  The deferred tax assets were calculated based on an expected blended future tax rate of 38% for federal and Idaho state purposes.  Following are the components of such assets and allowances at December 31, 2014 and 2013:

	2014	2013
Deferred tax assets arising from:
Net operating loss carryforwards	$ 1,754,000	$ 1,651,000
Non-deductible share-based compensation	163,000	163,000
Exploration costs	169,000	190,000
Total deferred tax assets	2,086,000	2,004,000
Less valuation allowance	(2,086,000)	(2,004,000)
Net deferred tax asset	$ -	$ -

As of December 31, 2014 and 2013, the Company has approximately $4.6 million and $4.3 million, respectively, of federal and state net operating loss carryforwards that expire in 2028 through 2034.

The income tax benefit shown in the financial statements for the year ended December 31, 2014 and 2013, differs from the federal statutory rate as follows:

	2014		2013
(Provision) benefit at statutory rates	$ 147,000	35%	$ 47,000	35%
Change in fair value of derivative liabilities	-	-	178,000	131%
State taxes	11,000	2.6%	20,000	14%
Prior year change in estimate	(76,000)	-19.6%	(40,000)	-29%
Increase in valuation allowance	(82,000)	-18%	(205,000)	-151%
Total	$ -		$ -

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized.  The Company is subject to possible tax examinations for the years 2012 through 2014.  The Company will deduct interest and penalties as interest expense on the financial statements.

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

9.

Subsequent Events

On February 6, 2015, the Board approved a grant of one million options under the Stock Incentive Plan (“SIP”) to Directors, Executive Officers and other non-employees consultants. The options have a strike price of $0.06. The option certificates will reflect the actual date of the issuance of February 6, 2015.  The SIP was approved by shareholder during the January 20, 2015 annual shareholder meeting.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2014, there were no changes in independent audit firms or consulting firms who provide accounting assistance.

During the year ended December 31, 2014, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

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

Changes in internal controls over financial reporting

During the year ended December 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subsequent to the close of the year, an additional independent director was added to help alleviate the material weakness identified above.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section sets forth certain information with respect to the Company’s current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2014.

Directors and Executive Officers:

Name	Age	Office with the Company	Appointed to Office
Eric T. Jones	52	President, Chief Executive	Since 2006
		Officer, Director

Larry Thackery		Chief Financial Officer	Since January 2013

E. James Collord	67	Chief Operating Officer,	Since 1978
		Director

Edward D. Fields	76	Director	Since March 2006

Douglas J. Glaspey	60	Director	Since June 2008

Larry D. Kornze	64	Director	Since January 2013

Joseph H. Baird	60	Director	Since January 9, 2014

Background and experience:

Eric T. Jones has over 25 years of mining, and financial experience, with a B.S. in Geological Engineering from the University of Idaho.  Mr. Jones joined the Board of Thunder Mountain Gold in 2006, and the Board appointed him to the position of Secretary/Treasurer in 2007.  In February 2008, Mr. Jones joined the management of Mountain Gold, Inc. as Chief Financial Officer, and Vice President of Investor Relations. In 2011 Mr. Jones was appointed President and Chief Executive Officer. Mr. Jones was General Mine Manager at Dakota Mining`s Stibnite Mine gold heap leach operation in central Idaho.  He has held management positions for Hecla Mining at their Yellow Pine Mine, Stibnite, Idaho, and Environmental Manager at their Rosebud Mine, Lovelock, Nevada.  Prior to working with Hecla, Eric was the mine engineer at the Cactus Gold Mine in southern California, and has worked throughout the western U.S. in both precious metals and oil and gas exploration.

Larry Thackery has a Bachelor’s of Science in Accountancy from Weber State University, and over thirty years’ experience of a progressive accounting/operations career. On January 8, 2013, the Company appointed Larry Thackery as its Chief Financial Officer. Mr. Thackery brings a wide array of experience/knowledge from different industries, including work in retail with Mrs Fields Cookies and Snug Co, to distribution with Idacold, and  manufacturing with Baseline Inc., Nexedge Inc., and Levelution.  Mr. Thackery has a background in corporate planning, financial analysis, and financial reporting.  He is an experienced accounting controller and operations manager with strong analytical skills, computer experience, and proven successful operations development. Hands on experience with the overall operations process, inventory system, variance reporting, budgeting, and forecasting financial analysis of multimillion-dollar corporations. Mr. Thackery brings knowledge with several ERP, MRP, packages, and statistical analysis. Strong P&L track record with functional management experience developing and managing operating budgets.

E. James Collord has a MS degree in exploration geology from the Mackay School of Mines, University of Nevada, Reno (1980).  He has been a mining professional for 37 years, employed in a variety of capacities, including mill construction superintendent, exploration geologist, mine construction and reclamation manager, and in environmental and lands management.  During the period 1975 through 1997, Mr. Collord worked for Freeport Exploration where he worked with a successful exploration team that discovered several Nevada mines.  Later in his Freeport career, he managed mining operations and lead permitting efforts.  For the period 1997 through 2005, Mr. Collard was Environmental and Lands Superintendent at Cortez Gold Mines, a large Nevada mine that was a joint venture between Placer Dome and Kennecott Minerals. After retirement from Cortez, and until his employment by Thunder Mountain Gold, Inc. in April 2007, he managed the Elko offices for environmental and hydrogeologic consulting groups. He is the grandson of Daniel C. McRae, the original locator of the gold prospects in the Thunder Mountain Gold Mining District in the early 1900s.

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

Larry D. Kornze, B.Sc. joined the Board in January 2013, and is geological engineer with over 45-years experience in the precious metals industry. Mr. Kornze was the General Manager of Exploration and U.S. Exploration Manager for Barrick Gold Corporation (NYSE: ABX) from 1987 to 2001, on projects ranging from the Americas to International projects, including Mexico, Central America, China, Philippines, Myanmar, Ethiopia, Uzbekistan, Kyrgyzstan, Indonesia, Peru, Bolivia, Ecuador, Venezuela, and Dominican Republic.  Mr. Kornze directed minesite exploration activities for the Barrick Goldstrike Mine, and the Betze, Meikle, Deepstar, Screamer, and Rodeo deposits. He managed the Betze/Deep Post reserve development drilling and reserve estimation, along with general U.S. exploration. Mr. Kornze was Chief Geologist for Operations and New Projects at Barrick Mercur Gold Mines, Inc. from 1985 – 1986. Prior to working for Barrick, Mr. Kornze was Chief Geologist for Newmont Mines Ltd., Similkameen Division, B.C., and Newmont Mining Corporation (NYSE: NEM) of Canada from 1968 to 1981. Mr. Kornze has a B.Sc. Geological Engineering, Colorado School of Mines, and is a Professional Engineer of the Province of British Columbia. He also serves as a director of other Toronto Stock Exchange Venture listed mining companies.

Joseph H. Baird was appointed as Director on January 9, 2014. Mr. Baird brings over 30 years of mineral law experience to Thunder Mountain Gold. Mr. Baird is currently a partner in the Boise, Idaho law firm of Baird Hanson LLP, which firm has been lead counsel for permitting more mining projects in Idaho than any other law firm. Mr. Baird has provided environmental and mining counsel to a wide variety of New York Stock Exchange, Toronto Stock Exchange and venture capital mineral companies, including base and precious metal production companies, industrial mineral producers, exploration and mineral land management companies. He currently sits on the Board of the American CuMo Mining Corporation, which is advancing the “largest un-mined molybdenum deposit in the world” in Boise County, Idaho.

Effective September 5, 2014, R. Llee Chapman resigned as a Director of Thunder Mountain Gold, Inc. There was no known disagreement with Mr. Chapman on any matter relating to the Company’s operations, policies or practices.

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

None.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, no persons failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2014.

Audit Committee:

The Company’s Board of Directors is responsible for the oversight and management of the Company.  On January 28, 2010, an Audit Committee was designated from members of the Board and consists of Douglas Glaspey and Edward Fields as independent members of the committee.

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

On February 6, 2015, the Board approved a grant of one million options under the SIP to Directors, Executive Officers and other non-employees consultants. The options have a strike price of $0.06. The option certificates will reflect the actual date of the issuance of February 6, 2015.  The SIP was approved by shareholder during the January 20, 2015 annual shareholder meeting.

Summary Compensation Table

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the Directors’ duties associated with the Company's business. There is currently no other compensation arrangements for the Company’s Directors. The following table provides certain summary information for the fiscal year ended December 31, 2014, 2013, and 2012 concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers, including the Directors of the Company:

						Incentive	Deferred	All Other
				Stock	Option	Plan	Compensation	Compensation/
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Directors Fee	Total
Position	Year	($US)	($US)	($US)	($US)	($US)	($US)	($US)	($US)
Jim Collord,	2014	-	-	-	-	-	-	-	$ -
V.P./COO	2013	36,510	-	18,000	-	-	-	-	$ 54,510

Eric T. Jones	2014	-	-	-	-	-	-	-	$ -
President/CEO	2013	29,966	-	18,000	-	-	-	-	$ 47,966

Larry Thackery	2014	-	-	-	-	-	-	-	$ -
CFO	2013	-	-	-	-	-	-	-	$ -

Doug Glaspey	2014	-	-	-	-	-	-	-	$ -
Director	2013	-	-	9,000	-	-	-	-	$ 9,000

Edward Fields,	2014	-	-	-	-	-	-	-	$ -
Director	2013	-	-	9,000	-	-	-	-	$ 9,000

Larry Konze	2014	-	-	-	-	-	-	-	$ -
Director	2013	-	-	9,000	-	-	-	-	$ 9,000

Joseph Baird	2014	-	-	-	-	-	-	-	$ -
Director	2013	-	-	9,000	-	-	-	-	$ 9,000

There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation or retirement.

Exercise of Options:

There were no stock options exercised by executives or directors in 2014.

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

Employment Contracts:

During 2014, there were two paid Company employees - Eric Jones and Jim Collord.  They were employed per resolution of the Board and other than a monthly salary, plus normal burden, there are no other contractual understandings in the resolutions.  Each is reimbursed for the use of personal office equipment and phones, and Jim and Eric are reimbursed for health insurance and related costs up to a set maximum amount, when the Company is financially able to cover the reimbursements.

2014 Share-Based Payments:

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

On February 6, 2015, the Board approved a grant of one million options under the SIP to Directors, Executive Officers and other non-employees consultants. The options have a strike price of $0.06. The option certificates will reflect the actual date of the issuance of February 6, 2015.  The SIP was approved by shareholder during the January 20, 2015 annual shareholder meeting.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2014 by:

•

the Company’s named executive officers;

•

the Company’s directors;

•

all of the Company’s executive officers and directors as a group; and each person who is known to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Directors and Executive Officers
E. James Collord – VP/COO/Dir	1,703,200(2)(3)	4.27%
Eric T. Jones – President/CEO/Dir	2,397,043(2)	6.00%
Edward Fields - Dir	142,393(2)	0.36%
Doug Glaspey - Dir	150,000(2)	0.38%
Larry D. Kornze - Dir	-	-
Joseph H. Baird - Dir	1,000,000(2)	2.51%
Larry Thackery - CFO	100,000(2)	0.25%
G. Peter Parsley(4)	581,962(2)	1.46%
R. Llee Chapman(4)	361,800(2)	0.91%
All current executive officers and directors as a group	6,436,398	16.1%
5% or greater shareholders not insiders
Paul Beckman	2,183,495(2)	5.47%

(1) Based on 39,917,549 shares of common stock issued and outstanding as of December 31, 2014.

(2) Sole voting and investment power.

(3) Includes 50,000 shares held in trust for Mr. Collord’s son, Jerritt Collord.

(4) Left the Board in 2014

As of December 31, 2014, the number of shares of common stock that can be sold by officers, directors, principal shareholders, and others pursuant to Rule 144 was 5,336,398. As a condition to our listing on the TSX-V in 2010, our officers and directors were required to deposit their common stock totaling 4,799,239 shares, into an escrow account with Computershare Investor Services, Inc. Those escrowed shares were subject to the TSX-V’s Tier 1 escrow requirement at that time. Those requirements provide for an 18 month escrow release mechanism with 25% of the escrowed securities being released on September 24, 2010 (the date our common shares commenced trading on the TSX-V), and 25% of the escrowed securities to be released every 6 months thereafter.  As of December 31, 2014, all of the escrowed shares have been released back to the officers and directors.

Changes in Control:

The Board of Directors is aware of no circumstances which may result in a change of control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others:

During the year ended December 31, 2014, we had the following transactions with related parties:

On December 9, 2014 the Company executed two promissory notes payable to directors, Eric T. Jones, and Jim Collord. The amount of the notes was $25,000 each for a total of $50,000, and identical in terms. The interest rate on these notes is 10% per month of the principle balance. The notes are due in full no later than July 1, 2015, and have a minimum amount due of 5 months of interest if the loan is paid back earlier. The interest is being expensed monthly, which recorded an interest expense of $3.920 ending December 31, 2014.

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

Directors’ Stock Purchases

There were no Directors’ stock purchases during 2014.

Stock transactions for directors and officers were reported on Form 4 and are available on the SEC website.

Director Independence

Douglas Glaspey, Larry Kornze, Joseph Baird, and Edward Fields are independent non-employee members of the Board of Directors, as defined in FINRA Marketplace Rule 4200.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2014, as provided by DeCoria, Maichel and Teague, P.S. We expect that DeCoria, Maichel and Teague, P.S. will serve as our auditors for fiscal year 2015. DM-T has served as an independent auditor for the Corporation since the fiscal year ended December 31, 2005. This firm is experienced in the field of accounting and is well qualified to act in the capacity of auditors.

Year Ended	December 31, 2014	December 31, 2013
Audit fees (1)	$44,571	$47,338
Audit-related fees (2)	-	-
Tax fees (3)	9,864	5,570
All other fees (4)	-	-
Total Fees	$54,435	$52,908

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
101**

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and (v) Notes to Financial Statements

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

Date: March 30, 2015

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ Larry Thackery

Larry Thackery

Chief Financial Officer

Date: March 30, 2015