Form 10-Q
period 2015-03-31
THUNDER MOUNTAIN GOLD INC
filed 2015-05-14
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 7, 2015:  44,167,549

2

PART I – FINANCIAL INFORMATION

3

Item 1:  Financial Statements

3

Item 2.  Management's Discussion and Analysis or Plan of Operation

11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

21

Item 4.  Controls and Procedures

21

PART II – OTHER INFORMATION

21

Item 1.  Legal Proceedings.

21

Item 1A. Risk Factors.

21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

21

Item 3.  Defaults Upon Senior Securities.

22

Item 4.  Mine Safety Disclosures

22

Item 5.  Other Information

22

Item 6.  Exhibits

22

SIGNATURES

23

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc. Consolidated Balance Sheets March 31, 2015 and December 31, 2014
	(Unaudited) March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$ 125,795	$ 31,992
Prepaid expenses and other assets	8,900	15,926
Total current assets	134,695	47,918

Other assets:
Investment in Owyhee Gold Trust LLC joint venture	479,477	479,477
Total assets	$ 614,172	$ 527,395

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$ 86,110	$ 77,775
Convertible notes payable, net of discount (Note 4)	44,218	38,435
Total current liabilities	130,328	116,210

Commitments and contingencies (Note 2)

Stockholders' equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 44,167,549 and 40,167,549 shares issued and outstanding, respectively	44,168	40,168
Additional paid-in capital	4,125,071	3,869,071
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Stock subscription receivable	-	(50,000)
Accumulated deficit	(3,661,195)	(3,423,854)
Total stockholders' equity	483,844	411,185
Total liabilities and stockholders' equity	$ 614,172	$ 527,395

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations-(Unaudited) For the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
Expenses:
Exploration expenses	$ 4,664	$ 4,820
Legal and accounting	133,281	41,241
Management and administrative	75,006	18,914
Total expenses	212,951	64,975

Other income (expense):
Interest expense	(24,390)	(500)
Total other income (expense)	(24,390)	(500)

Net loss	$ (237,341)	$ (65,475)

Net loss per common share-basic and diluted	$ (0.01)	$ (Nil)

Weighted average common shares outstanding-basic and diluted	41,411,993	31,333,321

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Cash Flows- Unaudited For the quarter ended March 31, 2015 and 2014.
	2015	2014
Cash flows from operating activities:
Net income loss	$ (237,341)	$ (65,475)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock, warrants and options issued for services	60,000	-
Amortization of notes payable discount	5,782	-
Change in:
Prepaid expenses and other assets	7,026	4,121
Accounts payable and other liabilities	8,336	5,504
Net cash used by operating activities	(156,197)	(55,850)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of offering costs	250,000	122,000
Payments on related party notes payable	-	(25,000)
Net cash provided by financing activities	250,000	97,000

Net increase in cash and cash equivalents	93,803	41,150
Cash and cash equivalents, beginning of period	31,992	35,882
Cash and cash equivalents, end of period	$ 125,795	$ 77,032

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Consolidated Notes to Financial Statements

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

Basis of Presentation and Going Concern

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to the Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015 For further information refer to the financial statements and the footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has historically incurred losses and does not have sufficient cash at March 31, 2015 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Reclassifications

Certain reclassifications have been made to conform prior period’s data to the current presentation. These reclassifications have no effect on previously reported operations, stockholders’ equity or cash flows.

Thunder Mountain Gold, Inc.

Consolidated Notes to Financial Statements

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

Investments in Joint Venture

The Company’s accounting policy for joint ventures is as follows:

1.

The Company uses the cost method when it does not have joint control or significant influence in a joint venture. Under the cost method, these investments are carried at cost. If other than temporary impairment in value is determined, it would then be charged to current net income or loss.

2.

If the Company enters into a joint venture in which there is joint control between the parties or the Company has significant influence, the equity method is utilized whereby the Company’s share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and its investments therein are adjusted by a similar amount. If other than temporary impairment in value is determined, it would then be charged to current net income or loss.

3.

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

Thunder Mountain Gold, Inc.

Consolidated Notes to Financial Statements

1.

Summary of Significant Accounting Policies and Business Operations, continued:

As of March 31, 2015 and 2014, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

For the period ended March 31,	2015	2014
Stock options	3,990,000	2,990,000
Warrants	5,015,000	1,885,000
Total possible dilution	9,005,000	4,875,000

2.  Commitments

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation (“Newmont”) on the Trout Creek Project that significantly expands the Trout Creek target area. Newmont’s private mineral package added to the Project surrounds the Company’s South Mountain claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement.  Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the ensuing two years, with additional expenditures possible in future years.  In late 2014, Newmont agreed to extend the date for completion of the work commitment, and is redrafting the agreement to allow the Company additional time to conduct the exploration.

3.

South Mountain Project LLC

On November 8, 2012, the Company and Idaho State Gold Company, LLC (“ISGC”) formed the Owyhee Gold Trust, LLC, (“OGT”) a limited liability company.  The Company’s contribution for its membership units was its South Mountain Mine property and related mining claims located in southwestern Idaho in Owyhee County which was valued at $479,477 at the date of contribution. As its initial contribution to OGT, ISGC was to fund operations totaling $18 million; or $8 million if the Company exercises its option to participate pro-rata after ISGC expends $8 million. Upon payment of $1 million, and a work commitment of $2 million in pre-determined qualifying expenditures not later than March 31, 2015, ISGC will receive 2,000 units representing a vested 25% ownership. As of March 31, 2015, the Company has not issued any ownership units. At March 31, 2015, the company is managing the joint venture and the project is on a care and maintenance status.

4.

Convertible Notes Payable

On December 9, 2014 the Company executed two promissory notes payable to directors, Eric Jones and Jim Collard. The amount of the notes was $25,000 each for a total of $50,000, and identical in terms. The interest rate on these notes is 10% per month of the principal balance. The notes are due in full no later than July 1, 2015, and have a minimum amount due of 5 months of interest if the notes are paid back earlier. Interest expense recorded in connection with these notes was $18,530 during the quarter ended March 31, 2015.

The convertible notes contained a beneficial conversion feature of $13,492 which was recognized as a discount on the notes on the date of issuance. The discount was amortized over the note term using the straight-line method, which approximates the effective interest method. For the three months ended March 31, 2015, the Company recorded $5,782 in interest expense related to the amortization of the discount.

Thunder Mountain Gold, Inc.

Consolidated Notes to Financial Statements

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

During, 2014, the Company awarded 300,000 in common shares and 150,000 common stock purchase warrants, in lieu of $15,000 cash for Professional services, legal and accounting.

Pixellight of Boise, Idaho developed photos to be used in advertising and brochures by Thunder Mountain Gold. On October 1, 2014, in lieu of payment on account of $3,000, Pixellight elected to participate in the private placement, and received 60,000 common shares and 30,000 common stock purchase warrants.

On February 28, 2015, the Company entered into a subscription agreement with a two individuals whereby the company sold 4,000,000 shares at US $0.05 per share. There were no warrants associated with the subscriptions. As of March 15, 2015, the Company has issued the 4,000,000 shares under this agreement, and the placement is closed.

6.

Stock Options

The Company has established a Stock Option Incentive Plan (“SIP”) to authorize the granting of stock options up to 10 percent of the total number of issued and outstanding shares of common stock to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant.

On February 6, 2015, the Board approved a grant of one million options to purchase shares of common stock under the SIP to Directors, Executive Officers and other non-employees consultants. The granted options have been valued and recorded using the Black Scholes model. The Black Scholes calculation on the 1,000,000 options that were issued was a fair value of $0.06 per option ($60,000 in total). The option certificates reflected the actual date of the issuance of February 6, 2015.  The SIP was approved by shareholder vote during the January 20, 2015 annual shareholder meeting. The options were fully vested and recognized in the quarter ended March 31, 2015.

Thunder Mountain Gold, Inc.

Consolidated Notes to Financial Statements

6.

Stock Options, continued

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

Stock price	$ 0.06
Exercise price	$ 0.06
Expected volatility	224.20%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	1.48%
Expected forfeiture rate	-

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan;

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013 and 2014	2,990,000	$ 0.21
Granted in 2015	1,000,000	0.06
Outstanding and exercisable at March 31, 2015	3,990,000	$ 0.17

The average remaining contractual term of the options outstanding and exercisable at March 31, 2015 was 3.24 years.  As of March 31, 2015 options outstanding and exercisable had an aggregate intrinsic value of $10,000.

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

The Company’s financial position remained unchanged during the first quarter of 2015 and the metals commodity markets were mostly unchanged during the year.  Equity markets will likely open up periodically in response to favorable price movements in certain metals during 2015, providing some companies with the opportunity to take advantage of short periods of positive sentiment in the market. However, until metal price momentum swings to the positive, equity financing in the mining industry will remain unpopular. Analyst estimates for 2015 are for volatile metals markets.

The Company continued to operate on a limited budget in 2015 while the Company`s funding partner in the South Mountain Mine pursues additional financing.

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

Due to failures and defaults regarding of ISGC II`s management of the South Mountain Project, THMG/SMMI was inserted as Manager of the OGT LLC as of Jan. 27th, 2015 by way of Management Committee meeting.  The parties are currently negotiating to determine whether THMG will seek judicial ratification of this OGT LLC determination.

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

Currently, the project is in a care and maintenance status.

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

Employees

The Company had no paid employees during the quarter ended updated March 31, 2015.

Results of Operations:

The Company had no revenues and no production for the quarter ending March 31, 2015. Total expenses for the quarter ending March 31, 2015 increased from the compared first quarter in 2014 by $147,976, up 69% in total expenses of $212,951. Exploration expenses for the three months ending March 31, 2015, slightly decreased by $156, when compared to the same period in 2014. Legal and accounting fees for continue to increase from 2014 this increase of $92,040 to $133,281, a 69% increase over first quarter 2014 legal and accounting expenses of $41,241. Management and administrative expense increased $56,092 or 75%, to $75,006 compared to 2014 quarter expense of $18,914.

Liquidity and Capital Resources:

The consolidated financial statements for the period ended March 31, 2015, have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, or ultimately to attain profitability. Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We currently require additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

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

•

At March 31, 2015, we had $125,795 cash in our bank accounts.

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

For the quarter ended March 31, 2015, net cash used for operating activities was $156,197, consisting of our  net loss of $237,341, reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities. There was no cash provided by investing activities for the quarter.

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

On February 28, 2015, the Company entered into a subscription agreement with a two individuals whereby the company sold 4,000,000 shares at US $0.05 per share. There were no warrants associated with the subscriptions. As of March 15, 2015, the Company has issued the 4,000,000 shares under this agreement, and the placement is closed.

Subsequent Events

None

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

On February 28, 2015, the Company entered into a subscription agreement with a two individuals whereby the company sold 4,000,000 shares at US $0.05 per share. There were no warrants associated with the subscriptions. The Company received $200,000 in gross proceeds from the Private Placement. As of March 15, 2015, the Company has issued the 4,000,000 shares under this agreement, and the placement is closed.

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

During the quarter ended March 31, 2015, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Consolidated Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

By

Eric T. Jones

President and Chief Executive Officer

Date: May 14, 2015

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By

Larry Thackery

Chief Financial Officer

Date: May 14, 2015

23