Form 10-Q
period 2015-06-30
THUNDER MOUNTAIN GOLD INC
filed 2015-08-19
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 11, 2015:  44,167,549

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

21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

21

Item 3.  Defaults Upon Senior Securities.

22

Item 4.  Mine Safety Disclosures

22

Item 5.  Other Information

22

Item 6.  Exhibits

22

SIGNATURES

23

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets	(Unaudited)
June 30, 2015 and December 31, 2014	June 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$ 63,528	$ 31,992
Prepaid expenses and other assets	20,803	15,926
Total current assets	84,331	47,918

Other assets:
Investment in Owyhee Gold Trust LLC	479,477	479,477
Total assets	$ 563,808	$ 527,395

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$ 73,929	$ 73,855
Accrued interest payable to related parties (Note 4)	33,616	3,920
Deferred payroll (Note 3)	118,000	-
Related party convertible notes payable, net of discount (Note 4)	50,000	38,435
Total liabilities	275,545	116,210

Stockholders' equity :
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized,
44,167,549 and 40,167,549, respectively shares issued and outstanding	44,168	40,168
Additional paid-in capital	4,125,071	3,869,071
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Stock subscription receivable	-	(50,000)
Accumulated deficit	(3,856,776)	(3,423,854)
Total stockholders' equity	288,263	411,185
Total liabilities and stockholders' equity	$ 563,808	$ 527,395

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Expenses:
Exploration expenses	$ 8,372	$ 5,198	$ 73,035	$ 10,018
Legal and accounting	23,363	49,560	96,644	90,801
Management and administrative	86,899	18,693	221,906	37,607
Total expenses	178,634	73,451	391,585	138,426

Other income (expense):
Interest expense	(16,947)	(213)	(41,337)	(713)
Total other income (expense)	(16,947)	(213)	(41,337)	(713)
Net loss	$ (195,581)	$ (73,664)	$ (432,922)	$ (139,139)

Net loss per common
share-basic and diluted	$ Nil	$ Nil	$ (0.01)	$ Nil

Weighted average common
shares outstanding-basic and diluted	44,167,549	34,091,065	42,786,364	33,346,233

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$ (432,922)	$ (139,139)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Options issued for services	60,000	-
Amortization of related party notes payable discounts	11,565	-
Change in:		-
Prepaid expenses and other assets	(4,877)	(3,846)
Accounts payable and other liabilities	74	292
Accrued interest payable to related parties	29,696
Deferred payroll	118,000	-
Net cash used by operating activities	(218,464)	(142,693)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	250,000	157,000
Payments on related party note payable	-	(25,000)
Net cash provided by financing activities	250,000	132,000

Net increase (decrease) in cash and cash equivalents	31,536	(10,693)
Cash and cash equivalents, beginning of period	31,992	35,882
Cash and cash equivalents, end of period	$ 63,528	$ 25,189

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Notes to Financial Statements

June 30, 2015

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

Basis of Presentation and Going Concern

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to the Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. For further information refer to the financial statements and the footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has historically incurred losses and does not have sufficient cash at June 30, 2015 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

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

June 30, 2015

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

Share-Based Compensation

Share-based payments to employees and directors, including grants of employee stock options, are measured at fair value and expensed in the statement of operations over the vesting period.

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

Notes to Financial Statements

June 30, 2015

1.

Summary of Significant Accounting Policies and Business Operations, continued:

As of June 30, 2015 and 2014, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

For the period ended June 30,	2015	2014
Stock options	3,990,000	2,990,000
Warrants	5,015,000	2,235,000
Total possible dilution	9,005,000	5,225,000

Reclassifications

Certain reclassifications have been made to conform data from prior periods to the current presentation.  These reclassifications have no effect on the results of operations or stockholders’ equity.

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

3.

South Mountain Project LLC

On November 8, 2012, the Company, through its wholly owned subsidiary South Mountain Mines, Inc., (“SMMI”), and Idaho State Gold Company II, LLC (“ISGC”) formed the Owyhee Gold Trust, LLC, (“OGT”) a limited liability company.

ISGC resigned as Manager and SMMI was inserted as Manager of the OGT as of January 27, 2015 by unanimous vote of Management Committee meeting, under the terms of the operating agreement. Beginning on that date, SMMI began paying OGT’s expenses to ensure ongoing operations at the site.  Accordingly, there is a possible loss contingency or financial impairment from the ongoing default by ISGC.  The parties continue to engage in discussions as to possible courses of agreement and cure. Due to ongoing discussions with ISGC over the future of the venture, the Company decided to recognize these payments as its own expenses because it is not clear whether SMMI will be reimbursed by OGT.

During the six months ending June 30, 2015, the Company has recognized expenses of $293,108 it has paid on behalf of OGT. Included in the total expenditures is $118,000 of payroll costs incurred during the quarter ended June 30, 2015. These costs are for management of OGT including Eric Jones (Chief Executive Officer), Jim Collord (Chief Operating Officer), and Larry Thackery (Chief Financial Officer). Payment of the salaries has been deferred until a later date.

Thunder Mountain Gold, Inc.

Notes to Financial Statements

June 30, 2015

4.

Convertible Notes Payable

On December 9, 2014 the Company executed two promissory notes payable to directors, Eric Jones and Jim Collard. The amount of the notes was $25,000 each for a total of $50,000, and identical in terms. The interest rate on these notes is 10% per month of the principal balance. The notes were due in full no later than July 1, 2015, and had a minimum amount due if the notes are paid back earlier (See Note 7). Interest expense recorded in connection with these notes was $29,696 during the six months ended June 30, 2015.

The convertible notes contained a beneficial conversion feature of $13,492 which was recognized as a discount on the notes on the date of issuance. The discount was amortized over the note term using the straight-line method, which approximates the effective interest method. For the six months ended June 30, 2015, the Company recorded the full amount of $13,492 in interest expense related to the amortization of the discount.

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

During 2014, the Company awarded 300,000 in common shares and 150,000 common stock purchase warrants, in lieu of $15,000 cash for Professional services, legal and accounting.

Pixellight of Boise, Idaho developed photos to be used in advertising and brochures by Thunder Mountain Gold. On October 1, 2014, in lieu of payment on account of $3,000, Pixellight elected to participate in the private placement, and received 60,000 common shares and 30,000 common stock purchase warrants.

On February 28, 2015, the Company entered into a subscription agreement with a two individuals whereby the Company sold 4,000,000 shares at US $0.05 per share. There were no warrants associated with the subscriptions. As of March 15, 2015, the Company has issued the 4,000,000 shares under this agreement raising $250,000, and the placement is closed.

Thunder Mountain Gold, Inc.

Notes to Financial Statements

June 30, 2015

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

On February 6, 2015, the Board approved a grant of one million options to purchase shares of common stock under the SIP to Directors, Executive Officers and other non-employees consultants. The granted options have been valued and recorded using the Black Scholes model. The Black Scholes calculation on the 1,000,000 options that were issued was a fair value of $0.06 per option ($60,000 in total). The option certificates reflected the actual date of the issuance of February 6, 2015.  The SIP was approved by shareholder vote during the January 20, 2015 annual shareholder meeting. The options were fully vested and recognized in the six months ended June 30, 2015.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

Stock price	$ 0.06
Exercise price	$ 0.06
Expected volatility	224.20%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	1.48%
Expected forfeiture rate	-

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan;

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013 and 2014	2,990,000	$ 0.34
Granted in 2015	1,000,000	0.06
Outstanding and exercisable at June 30, 2015	3,990,000	$ 0.17

The average remaining contractual term of the options outstanding and exercisable at June 30, 2015 was 2.997 years.  As of June 30, 2015 options outstanding and exercisable had no aggregate intrinsic value.

7.

Subsequent Events

On July 1, 2015 when the convertible notes payable (see Note 4) became due and payable.  Eric Jones and Jim Collord extended their notes six months maturing December 31, 2015.  The Company converted accrued interest payable of $33,616 to principal in accordance with the extension agreement bringing the balance of each note to $41,808 on July 1, 2015 (total of $83,616).

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

The Company’s financial position remained unchanged during the first quarter of 2015 and the metals commodity markets were mostly unchanged during the year.  Equity markets will likely open up periodically in response to favorable price movements in certain metals during 2015, providing some companies with the opportunity to take advantage of short periods of positive sentiment in the market. However, until markets provide more favorable metal prices, equity financing in the mining industry will remain challenging. Analyst estimates for 2015 are for volatile metals markets, with a positive outlook for future years.

The Company continued to operate on a limited budget in 2015 while they seek additional financing for the South Mountain Mine. Due to ISGC`s choice not to continue with management of the South Mountain Project, SMMI was inserted as Manager of the OGT LLC as of Jan. 27th, 2015 by way of Management Committee meeting.  The parties are currently in discussions to determine the best path forward for advancing the mine.

The Company’s plan of operation for the next twelve months, subject to business conditions, will be to continue to advance the development at the South Mountain Project.  This work may include the following:

•

Finish the rehabilitation of the Laxey and Sonneman drifts, utilizing a mining contractor to conduct the mine development.

•

Initiate a drill program of between 20,000 to 30,000 feet of underground core drilling, mostly from the Sonneman level, at drill stations engineered to further define the mineralization on the up-dip and down-dip extensions of the historic Texas, DMEA-2, and Laxey ore zones.

•

Continued baseline environmental work.

Although the South Mountain Project will still remain the focus, the Company will continue exploration and advancement of the Trout Creek Project in 2015, with the following planned scope of work:

•

Drill pre-defined drill target on the Joint Exploration area with Newmont Mining.

•

Analyze the drill data, and prepare for further exploration in the 2015/2016 seasons.

•

Continue geophysical interpretation of the valley area. Define potential drill targets and develop additional drill targets for remaining field season of 2015.

South Mountain Project, Owyhee County, Idaho

The land package at South Mountain consists of a total of approximately 1,518 acres, consisting of (i) 17 patented claims (326 acres) and 360 acres of private land; (ii) lease on private ranch land (542 acres); and, (iii)  21 unpatented lode mining claims on BLM managed land (290 acres).  All holdings are located in the South Mountain Mining District, Owyhee County, Idaho.

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

During the rehabilitation of the Sonneman Drift during 2012-2013 several massive sulfide mineralized zones were mined through.  Detailed rib sampling along some of these zones yielded the following results:

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

HIGHLIGHT:  Rib Sample Results on Sonneman:  80 Feet of 21.9% Zinc, 0.147 opt Gold, 4.76 opt Silver, 0.38% Copper and 0.51% Lead.

Other Underground Pre-Development Work

The rehabilitation of the Sonneman and Laxey drifts continued successfully until January 2014, when the Project went into care and maintenance.  The Sonneman Level advanced 2,711 feet from the portal and is constructed to 12 feet X 12 feet for future development and mining. There is approximately 350 feet of engineered drift to construct in order to reach the historic Texas ore zone located at the end of the old workings.  This advance to and through this zone will allow for drill stations and underground drilling to further define the high-grade resource encountered by William Bowes group in the 1980s.

The historic 2,200-foot long Laxey Level drift has been rehabilitated to 10 feet by 10 feet for a distance of approximately 720 feet.  At that point the old tunnel had recently collapsed in at an intrusive dike and preparations were being made to advance through the caved area.  This old tunnel was rehabilitated and accessed along its full length in 2008, at which point it intercepted the historic Texas ore zone, one of many that had limited exploration and development during and after the World War II period.  Profound high grade massive sulfide is exposed in this area, and the surface drilling during 2013 helped confirm its continuity between the Laxey Level and the surface, an up-dip distance of nearly 400 feet.

2013 Core Drilling Program

The surface drilling program was completed in November, 2013.  Twelve core holes totaling 7,535.5 feet were drilled and targeted three separate ore shoots:

1.

Seven holes targeted the historic Texas Ore Zone from the surface to the Laxey Level, and between the Laxey and Sonneman Levels.  The continuity of sulfide mineralization was confirmed and the surface to Laxey Level offers an upside to the ore shoot that has never been explored.  Additional drilling, primarily from underground, will be necessary to move this into a reserve category.

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

A detailed underground fan drilling program commenced as soon as the surface drilling program was completed.  Drilling on the historic DMEA 2 and Texas Ore zones were planned in order to define a mineable resource, but unfortunately the program was terminated after the first four holes were drilled in the DMEA 2 down dip target.  The results of the drilling are summarized below on the following page:

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

This drilling confirms and enhances the DMEA 2 and DMEA 3 massive sulfide zone mined during the rehabilitation of the Sonneman Drift.  (The rib sample results from these zones are reported above.)  There is some indication that the two or three zones may be coalescing with depth.  Additional fans are planned, but were put on hold due to lack of funding.

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

Other work on the Project included access road work, infrastructure facilities and some environmental remediation.  A 440-foot 48-inch culvert was constructed for protection so that Williams Creek would flow beneath the waste rock without contacting the mine workings.

Status of the Operating Agreement with Idaho State Gold Company (ISGC II)

On November 8, 2012, the Company and Idaho State Gold Company II LLC (“ISGC”) formed Owyhee Gold Trust, LLC, (“OGT”) a limited liability Corporation.  Details of this Agreement were filed by Form 8K on November 9, 2012. Currently, the project is in a care and maintenance status while new capital is sought. There is a possible loss contingency or financial impairment from the ongoing default by ISGC, as the parties continue to engage in discussions as to possible courses of agreement and cure. The Company remains very positive on commencing with development, with expectations that metals markets will strengthen in the coming months.

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

Trout Creek Project, Lander County, Nevada

The Trout Creek pediment exploration gold target is located along the eastern flank of Reese River Valley along the pediment of the Shoshone Range in Lander County, Nevada. The claim package consists of 78 unpatented mining claims (approximately 1560 acres) that are situated along a recognizable structural zone in the Eureka-Battle Mountain mineralized gold trend.  In addition to the claims, a joint venture exploration agreement with Newmont Mining covering approximately 25 square miles on which Newmont owns the mineral rights on about half that land package.  The mineral rights consist of their ownership of the Continental Railroad sections.

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

Lack of an adequate budget prevented drilling during 2014, but Newmont and the Company are currently amending the agreement to allow for a modified work commitment and timeframe.  It is anticipated that funding will be available during the latter part of the 2015 season, and one or two reverse circulation holes can test the bedrock beneath the gravel along the mineralized structures.

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

Results of Operations:

The Company had no revenues and no production for the quarter ending June 30, 2015. Total expenses for the six months ending June 30, 2015 increased from the same respective time frame ending 2014 by $253,159, up 183% in total expenses of $391,585. Exploration expenses for the six months ending June 30, 2015, increased by $63,017, when compared to the same period in 2014. Legal and accounting fees slightly increased from 2014 by the amount of $5,843 for a total of legal and accounting expenses of $96,644. Management and administrative expense increased $184,299 or 490%, for a total expense of $221,906. The increase in expenses is due to ongoing discussions with ISGC over the future of the OGT venture, the Company decided to maintain the cost, of the venture, as its own expenses because it is not clear whether SMMI will be reimbursed by OGT.   During the six months ending June 30, 2015, the Company has recognized expenses of $293,108 it has paid on behalf of OGT. Included in the total expenditures is $118,000 of deferred payroll costs incurred during the quarter ended June 30, 2015.

Liquidity and Capital Resources:

The consolidated financial statements for the period ended June 30, 2015, have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, or ultimately to attain profitability. Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We currently require additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

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

•

At June 30, 2015, we had $63,528 cash in our bank accounts.

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

For the six months ended June 30, 2015, net cash used for operating activities was $218,464, consisting of our  net loss of $432,922, reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities. There was no cash provided by investing activities for the quarter.

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

Private Placement

On October 3, 2013, the Board of Directors approved a Private Placement financing of up to 5,000,000 units of the Company (“Unit”) at a price of $0.05 per Unit for gross proceeds of up to $250,000.  Each Unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant.  Each whole warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $0.15 for a period of 18 months. The Placement was closed on November 24, 2014, with an oversubscription of 5,000,000 units, for a total of 10,000,000 units sold for gross proceeds of $500,000.

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

Subsequent Events

On July 1, 2015 when the convertible notes payable became due and payable.  Eric Jones and Jim Collord extended their notes six months maturing December 31, 2015.  The Company converted accrued interest payable of $33,616 to principal in accordance with the extension agreement bringing the balance of each note to $41,808 on July 1, 2015 (total of $83,616).

Contractual Obligations

During 2008 and 2009, three lease arrangements were made with land owners that own land parcels adjacent to the Company’s South Mountain patented and unpatented mining claims.  The leases were for a seven-year period, with options to renew, with annual payments (based on $20 per acre years 1-7 and $30 per acre 8-17) listed in the following table.  The leases have no work requirements, and are the responsibility of the Owyhee Gold Trust formed in 2012. Pursuant to the JV Agreement, the assigned leases were by Thunder Mountain Resources, Inc and Thunder Mountain Gold to Owyhee Gold Trust. The original leases had terms of seven years with an option to extent for 10 years, and beyond if production commence.

Contractual obligations	Effective Date	Annual PaymentsYears 1-7	Years 8-17
Acree Lease (yearly, June)	4/29/2009	$2,260	$3,390
Lowry Lease (yearly, October)	10/02/2009	$7,540	$11,280
Idaho South Mountain LLC (yearly, April)	4/23/2009	$1,120	$1,680

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

During the six months ended June 30, 2015, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Consolidated Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

/s/ Eric T. Jones

By

Eric T. Jones

President and Chief Executive Officer

Date: August 19, 2015

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

/s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date: August 19, 2015

23