Form 10-Q
period 2015-09-30
THUNDER MOUNTAIN GOLD INC
filed 2015-11-18
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at November 12, 2015:  44,167,549

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

21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

21

Item 3.  Defaults Upon Senior Securities.

22

Item 4.  Mine Safety Disclosures

22

Item 5.  Other Information

22

Item 6.  Exhibits

22

SIGNATURES

23

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets	(Unaudited)
September 30, 2015 and December 31, 2014	September 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$ 7,668	$ 31,992
Prepaid expenses and other assets	26,783	15,926
Total current assets	34,451	47,918

Other assets:
Investment in Owyhee Gold Trust LLC	479,477	479,477
Total assets	$ 513,928	$ 527,395

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$ 156,058	$ 73,854
Accrued related party liability (Note 3)	96,038	-
Accrued interest payable to related parties	15,000	3,921
Deferred payroll (Note 3)	196,000	-
Related party convertible notes payable (Note 4)	83,616	38,435
Total Liabilities	546,712	116,210
Commitments and Contingencies (Note 2)
Stockholders' equity :
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized,
44,167,549 and 40,167,549, respectively shares issued and outstanding	44,168	40,168
Additional paid-in capital	4,193,797	3,869,071
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Stock subscription receivable	-	(50,000)
Accumulated deficit	(4,246,549)	(3,423,854)
Total stockholders' equity (deficit)	(32,784)	411,185
Total liabilities and stockholders' equity (deficit)	$ 513,928	$ 527,395

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expenses:
Exploration expenses	46,901	18,252	119,936	28,270
Legal and accounting	176,201	51,122	272,845	141,922
Management and administrative	82,946	31,615	304,851	69,222
Total expenses	306,048	100,989	697,632	239,414

Other income (expense):
Interest expense, related party	(15,000)	(94)	(56,337)	(807)
Loss on modification of debt (Note 4)	(68,726)	-	(68,726)	-
Total other income (expense)	(83,726)	(94)	(125,063)	(807)
Net Loss	$ (389,774)	$ (101,083)	$ (822,695)	$ (240,221)

Net Loss per common
share-basic and diluted	$ (0.01)	$ Nil	$ (0.02)	$ (0.01)

Weighted average common
shares outstanding-basic and diluted	44,167,549	36,032,549	43,259,124	34,251,505

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$ (822,695)	$ (240,221)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on modification of debt	68,726	-
Options issued for services	60,000
Amortization of related party notes payable discounts	11,565	-
Change in:		-
Prepaid expenses and other assets	(10,857)	49
Accounts payable and other liabilities	82,204	10,659
Accrued related party liability	96,038	-
Accrued interest related parties	44,695	3,921
Deferred payroll	196,000	-
Net cash used by operating activities	(274,324)	(229,513)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	250,000	317,000
Payments on related party note payable	-	(25,000)
Net cash provided by financing activities	250,000	292,000

Net increase (decrease) in cash and cash equivalents	(24,324)	62,487
Cash and cash equivalents, beginning of period	31,992	35,882
Cash and cash equivalents, end of period	$ 7,668	$ 98,369

Noncash financing activities:
Accrued interest payable converted to related party notes payable	$ 33,616	$ -

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

Basis of Presentation and Going Concern

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to the Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. For further information refer to the financial statements and the footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has historically incurred losses and does not have sufficient cash at September 30, 2015 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

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

3.

In a joint venture where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated and non-controlling interest is presented separately.  In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the ventures management committee.

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

1.

Summary of Significant Accounting Policies and Business Operations, continued:

As of September 30, 2015 and 2014, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

For the period ended September 30,	2015	2014
Stock options	3,990,000	2,990,000
Warrants	5,015,000	3,835,000
Total possible dilution	9,005,000	6,825,000

2.

Commitments

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation (“Newmont”) on the Trout Creek Project that significantly expands the Trout Creek target area. Newmont’s private mineral package added to the Project surrounds the Company’s South Mountain claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement.  Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the ensuing two years, with additional expenditures possible in future years.  In late 2014, Newmont agreed to extend the date for completion of the work commitment, and is redrafting the agreement to allow the Company additional time to conduct the exploration (see Note 7).

3.

South Mountain Project

On November 8, 2012, the Company, through its wholly owned subsidiary South Mountain Mines, Inc., (“SMMI”), and Idaho State Gold Company II, LLC (“ISGC”) formed the Owyhee Gold Trust, LLC, (“OGT”) a limited liability company.

On January 27, 2015, SMMI was voted  as Manager of the OGT  by unanimous vote of Management Committee meeting, under the terms of the November 8, 2012 operating agreement. Beginning on that date, SMMI began paying OGT’s expenses to ensure ongoing operations at the site.  Accordingly, there is a possible loss contingency or financial impairment from the ongoing default by ISGC.  The parties continue to engage in discussions as to possible courses of agreement and cure. Due to ongoing discussions with ISGC over the future of the venture, the Company decided to recognize these payments as its own expenses because it is not clear whether SMMI will be reimbursed by OGT.

For the nine months ending September 30, 2015, SMMI recorded $196,000 of deferred payroll. These deferred salaries were earned made in accordance with the OGT LLC operating agreement and have been recorded on SMMI’s books. OGT Management includes SMMI`s Eric Jones, Jim Collord, and Larry Thackery as CFO. These salaries will continue be deferred until a later date.

On September 27, 2015 the Company reached an agreement with our legal counsel, Baird Hanson LLP, a company owned by a director. In this agreement, Baird Hanson LLP will provide legal services in the execution of a mining lease with option to purchase agreement between SMMI and OGT. The amount of $96,038 represents the total billing hours accrued for the nine months ended September 30, 2015.

4.

Related Party Convertible Notes Payable

On December 9, 2014 the Company executed two promissory notes payable to directors, Eric Jones and Jim Collard. The amount of the notes was $25,000 each for a total of $50,000, and identical in terms. The interest rate on these notes is 10% per month of the principal balance. The notes were due in full no later than July 1, 2015, and had a minimum amount due of 5 months of interest if the notes are paid back earlier. Interest expense recorded in connection with these notes was $33,616 during the nine months ended September 30, 2015.

The original convertible notes contained a beneficial conversion feature of $13,492 which was recognized as a discount on the notes on the date of issuance. The discount was amortized over the note term using the straight-line method, which approximates the effective interest method. For the nine months ended September 30, 2015, the Company recorded the full amount of $11,565 in interest expense related to the amortization of the discount.

On July 1, 2015, these notes were extended to December 31, 2015, by Eric Jones and Jim Collord. As part of this extension the outstanding interest payable on the notes of $33,616 was added to the principal balance of $50,000 resulting in a new outstanding principal balance of $83,616. The interest charge remains the same, as per the original notes agreement at $5,000 per month.

The extension contained a conversion feature. The note holder can convert all of the outstanding principal and interest at 75% of the average closing bid price of the Company for the 20 days prior to the notice of conversion. The fair value of the conversion feature using the Black Scholes model was $68,726. This amount plus the additional interest to be paid due to the extension is more than 10% of the outstanding balance of the original notes. Thus the debt amendment has been accounted for as a debt extinguishment. Therefore, $68,726 was expensed to recognize the loss on modification of debt during the quarter ended September 30, 2015.

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

On February 28, 2015, the Company entered into a subscription agreement with two individuals whereby the Company sold 4,000,000 shares at US $0.05 per share. There were no warrants associated with the subscriptions. As of March 15, 2015, the Company has issued the 4,000,000 shares under this agreement, and the placement is closed.

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

On February 6, 2015, the Board approved a grant of one million options to purchase shares of common stock under the SIP to Directors, Executive Officers and other non-employees consultants. The granted options have been valued and recorded using the Black Scholes model. The Black Scholes calculation on the 1,000,000 options that were issued was a fair value of $0.06 per option ($60,000 in total). The SIP was approved by shareholder vote during the January 20, 2015 annual shareholder meeting. The options were fully vested upon grant and recognized as compensation expense in the nine months ended September 30, 2015.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

Stock price	$ 0.06
Exercise price	$ 0.06
Expected volatility	224.20%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	1.48%

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013 and 2014	2,990,000	$ 0.20
Granted in 2015	1,000,000	0.06
Outstanding and exercisable at September 30, 2015	3,990,000	$ 0.17

The average remaining contractual term of the options outstanding and exercisable at September 30, 2015 was 2.744 years.  As of September 30, 2015 options outstanding and exercisable had no aggregate intrinsic value.

7.

Subsequent Events

In early October, the Company signed an Amendment with Newmont USA Limited that modifies and extends the original Trout Creek Joint Exploration Agreement (see Note 2). The extension allows the Company modified work commitments on the project reducing the annual work obligations.

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

The Company’s financial position remained unchanged during the third quarter of 2015, as the metals commodity markets have weakened during the year.  Analysts predict markets will likely open up periodically in response to favorable price movements in certain metals during 2016, providing some companies with the opportunity to take advantage of short periods of positive sentiment in the market. However, until markets provide more favorable metal prices, equity financing in the mining industry will remain challenging. Analyst estimates for 2016 are for improving metals markets.

The Company continued on a fiscally conservative path during the 3rd quarter of 2015 while additional financing for the South Mountain project is sought. Due to ISGC`s choice not to continue with management of the South Mountain Project earlier in the year, SMMI stepped in as Manager of the OGT LLC as of Jan. 27th, 2015 by way of Management Committee meeting.  The Company is currently planning and in discussions to determine the best path forward for advancing the project.

The Company’s plan of operation for the next twelve months, subject to business conditions, will be to continue to advance the development at the South Mountain Project with a new Capital Partner.  This work may include the following:

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

•

Continued baseline environmental work.

Although the South Mountain Project will still remain the focus, the Company will continue exploration and advancement of the Trout Creek Project in 2016, with the following planned scope of work:

•

Drill pre-defined drill target on the Joint Exploration area with Newmont Mining.

•

Analyze the drill data, and prepare for further exploration in the 2015/2016 seasons.

•

Continue geophysical interpretation of the valley area. Define potential drill targets and develop additional drill targets for the 2016 field season.

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

During the rehabilitation of the Sonneman Drift during 2012-2013, several massive sulfide mineralized zones were encountered during drift development.  Detailed rib sampling along some of these zones yielded the following results:

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

2013 Core Drilling Program

The surface core drilling program was completed in November, 2013.  Twelve core holes totaling 7,535.5 feet were drilled and targeted three separate ore shoots:

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

3.

Two holes tested the down dip extension of the historic ore zone mined during World War II from the 800-foot deep Laxey Shaft.  Encouraging mineralization was intercepted in both holes, with the best being LX13-11 that cut 34 feet of sulfide grading 0.004 opt gold, 4.41 opt silver and 7.18% zinc.

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

The advance of the Sonneman Level tunnel was stopped about 300 feet short of the primary target, the Texas Ore Shoot.  The caved older drift built by Bowes around 1980 intercepted approximately 70 feet of sulfide grading 0.26 opt gold, 7.42 opt silver, 14.0% zinc, 3.7% lead and 0.16% copper.  Once drift refurbishment advances, and drill stations construction, fan drilling is planned to test the up and down dip of this highly prospective zone.

Management remains encouraged by results of the underground pre-development work completed to date. The South Mountain Mine Model continues to prove that the continuation of the replacement sulfide mineralized ore zones to some depth, and still remain open.  Detailed follow-up core drilling will define the quality and quantity of the historic ore zones at depth.

Other accomplishments on the Project included access road work, infrastructure facilities and some environmental remediation.  A 440-foot 48-inch culvert was constructed for protection so that Williams Creek would flow beneath the waste rock without contacting the mine workings.

Status of the South Mountain Project

Currently, the project is in a care and maintenance status while new capital is sought. Thunder Mountain Gold continues conducting due diligence with new capital partners, and has narrowed down the number of potential financing partners capable of continuing advancement of South Mountain.  Management remains optimistic that a capital partner will be selected in the coming months.

There is a possible loss contingency or financial impairment from the ongoing default by ISGC, as the parties continue to engage in discussions as to possible courses of agreement and cure. The Company remains very positive on commencing with development, with expectations that metals markets will strengthen in the coming months.

SMMI continues to actively manage the South Mountain Project, including management of the existing permit stipulations and compliance.  The Company recently applied to Owyhee County Planning and Zoning for a 4-year extension of the Conditional Use Permits for both the South Mountain minesite and millsite. The Commission unanimously granted SMMI the extensions subject to the conditions of the Permits.

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

Lack of an adequate budget prevented drilling during 2015, but in Early October 2015, the Company signed an Amendment with Newmont USA Limited that modifies and extends the original Trout Creek Joint Exploration Agreement. The extension allows the Company additional time periods to complete work requirements on the project and reduces the yearly work obligations. It is anticipated that funding will be available during the 2016 season, and reverse circulation drilling will be conducted to test the bedrock beneath the gravel along the mineralized structures.

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

The ongoing exploration field work, including claim maintenance and assessment, is financed by the Company through sales of unregistered common stock funded by the Company through private placements with accredited investors.  Future work will be funded in the same manner.

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

Results of Operations:

The Company had no revenues and no production for the nine months ending September 30, 2015. Total expenses for the nine months ending September 30, 2015 increased from the same respective time frame ending 2014 by $458,218, up 191% in total expenses of $697,632. Exploration expenses for the nine months ending September 30, 2015, increased by $91,666, when compared to the same period in 2014. Legal and accounting increased from 2014 by the amount of $130,923 for a total of legal and accounting expenses of $272,845. Management and administrative expense increased $235,629 or 340%, for a total expense of $304,851. The increase in expenses is due to ongoing maintenance with the South Mountain Mine project, while SMMI entered into discussions with ISGC over the future of the OGT venture. The Company decided to maintain the cost, of the venture, as its own expenses because it is not clear whether SMMI will be reimbursed by OGT.   During the nine months ending September 30, 2015, the Company has recognized expenses of $555,868 it has paid on behalf of OGT. Included in the total expenditures is $196,000 of deferred payroll and legal fees of $156,182 incurred during the quarter ended September 30, 2015.

Liquidity and Capital Resources:

The consolidated financial statements for the period ended September 30, 2015, have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, or ultimately to attain profitability. Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We currently require additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

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

•

At September 30, 2015, we had $7,668 cash in our bank accounts.

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

For the nine months ended September 30, 2015, net cash used for operating activities was $274,325, consisting of our  net loss of $822,695, reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities. There was no cash provided by investing activities for the quarter.

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

Subsequent Events

In early October, the Company signed an Amendment with Newmont USA Limited that modifies and extends the original Trout Creek Joint Exploration Agreement (see Note 2). The extension allows the Company modified work commitments on the project therefore reduce the yearly work obligations.

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

During the nine months ended September 30, 2015, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Consolidated Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

/s/ Eric T. Jones

By

Eric T. Jones

President and Chief Executive Officer

Date: November 17, 2015

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

/s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date: November 17, 2015

23