Form 10-K
period 2015-12-31
THUNDER MOUNTAIN GOLD INC
filed 2016-04-06
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large Accelerated Filer   ☐   Accelerated Filer   ☐   Non-Accelerated Filer   ☐   Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,734,000 as of June 30, 2015.

The number of shares of the Registrant’s Common Stock outstanding as of March 15, 2016 was 50,867,549

Documents Incorporated by Reference:  None.

THUNDER MOUNTAIN GOLD, INC.

Form 10-K

December 31, 2015

PART I

3

ITEM 1 -    DESCRIPTION OF BUSINESS

3

ITEM 1A - RISK FACTORS

4

ITEM 1B - UNRESOLVED STAFF COMMENTS

7

ITEM 2 -    DESCRIPTION OF PROPERTIES

7

ITEM 3 -    LEGAL  PROCEEDINGS

12

ITEM 4 –   MINE SAFETY DISCLOSURES

13

PART II

14

ITEM 5 -    MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

14

ITEM 6 -    SELECTED FINANCIAL DATA

16

ITEM 7 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

16

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

21

ITEM 8 -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

22

ITEM 9 –    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

36

ITEM 9A - CONTROLS AND PROCEDURES

36

ITEM 9B - OTHER INFORMATION

37

PART III

38

ITEM 10 -  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

38

ITEM 11 -  EXECUTIVE COMPENSATION

41

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

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes (“Notes”) thereto for the fiscal year ending December 31, 2015.  The following statements may be forward looking in nature and actual results may differ materially.

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

On September 27, 2007, Thunder Mountain Resources, Inc., a wholly-owned subsidiary of Thunder Mountain Gold, Inc., completed the purchase of all the outstanding stock of South Mountain Mines, Inc., an Idaho corporation.  On November 8, 2012, South Mountain Mines, Inc., (“SMMI”) a wholly owned subsidiary of Thunder Mountain Resources, Inc., which in turn is a wholly owned subsidiary of the Company, and Idaho State Gold Company II LLC (“ISGC”) formed Owyhee Gold Territory LLC (“OGT”) (aka Owyhee Gold Trust, LLC) a limited liability company (LLC). The details of this transaction were recorded on Form 8K at the time. SMMI is the Manager and holds all of the units of ownership in this LLC. The land package at South Mountain consists of a total of approximately 1,518 acres, consisting of (i) 17 patented claims (326 acres) and 360 acres of private land; (ii) lease on private ranch land (542 acres); and, (iii) 21 unpatented lode mining claims on BLM managed land (290 acres).  All holdings are located in the South Mountain Mining District, Owyhee County, Idaho.

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

At December 31, 2015, we had current assets of $39,699.  We are planning to raise additional funds in 2015 to meet our current operating and capital requirements for the next 12 months and beyond. However, we have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For the year ended December 31, 2015 net cash used for operating activities was $327,309.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from public offerings, private placements or loans.

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

We believe that there is substantial doubt about our ability to continue as a going concern

We have never generated net income from our exploration efforts and we have incurred significant net losses in each year since inception. Our accumulated deficit as of December 31, 2015 was $4,441,489. We expect to continue to incur substantial additional losses for the foreseeable future, and we may never become profitable. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate and ultimately operate proven or probable precious metals reserves, our ability to generate positive net revenues and our ability to reduce our operating costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because our exploration costs are greater than nonexistent revenue.  Continued failure to generate revenues could cause us to go out of business.

Our financial statements, for the year ended December 31, 2015, were audited by our independent registered public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern.

We believe that there is substantial doubt about our ability to continue as a going concern due to our total accumulated deficit of $4,441,489 as of December 31, 2015.  Our plans for our continuation as a going concern include financing our operations through sales of unregistered common stock and the exercising of stock options by our officers, directors and originators. If we are not successful with our plans, equity holders could then lose all or a substantial portion of their investment.

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

The Company owns 100% of the outstanding stock of Thunder Mountain Resources, Inc., a Nevada Corporation. Thunder Mountain Resources, Inc. owns 100% of the outstanding stock of South Mountain Mines, Inc. (SMMI), an Idaho Corporation., Inc. Thunder Mountain Resources, Inc. completed the direct purchase of 100% ownership of South Mountain Mines, Inc. on September 27, 2007, which consisted of 17 patented mining claims (approximately 327 acres) located in Owyhee County in southwestern Idaho.   Subsequent to the purchase, Thunder Mountain Resources staked 21 unpatented mining claims and obtained mineral leases on 545 acres of adjoining private ranch land.

On November 8, 2012, SMMI and Idaho State Gold Company II LLC (“ISGC”) formed Owyhee Gold Trust, LLC, (“OGT”) a limited liability corporation. The name was later changed to Owyhee Gold Territory LLC.  The Agreement called for ISGC to fund operations totaling $18 million, with work commitments described in an industry standard Rocky Mountain Mineral Law Foundation Form 5 for earning units in OGT. To date, all ownership units are held by SMMI, along with management control.

The Company, including its subsidiaries, owns rights to claims and properties in the mining areas of Nevada and Idaho.

•

The Company’s plan of operation for the next twelve months, subject to business conditions, will be to continue the advanced exploration at the South Mountain Project, including continued baseline environmental and engineering work necessary to complete the Feasibility Study.

Work on the Company`s Trout Creek Project will continue in 2016, with the following work planned:

•

Prepare to drill a pre-defined drill target on the Joint Exploration area with Newmont Mining.

•

Analyze the drill data, and prepare for further exploration in the 2016/2017 seasons.

•

Continue geophysical interpretation of the valley area. Define potential drill targets and develop additional drill targets for remaining field season in 2016 and beyond, depending upon the results.

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

Status of the OGT Operating Agreement with Idaho State Gold Company (ISGC II)

Currently, SMMI as Manager of OGT, LLC holds all of the LLC’s membership units (as defined by the operating agreement). ISGC II filed a Complaint in 4th District Court of Idaho for issuance of ownership units that were unearned in accordance with the interpretation of the Operating Agreement. SMMI has filed numerous counterclaims in response.  The Case is still on-going. In September 2015, SMMI filed an extension with the Owyhee County Commissioners regarding the South Mountain Project`s Conditional Use Permits. The Commissioners granted an extension for 4 additional years. SMMI has OGT and the South Mountain Project on a care and maintenance schedule, and keeping leases current while new financing is sought.

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

South Mountain Mines Inc. controlled the patented claims from 1975 to the time the Company purchased the entity in 2007. They conducted extensive exploration work including extending the Sonneman Level by approximately 1,500 feet to intercept the down-dip extension of the Texas sulfide mineralization mined on the Laxey Level some 300 feet above the Sonneman.  High grade sulfide mineralization was intercepted on the Sonneman Extension.  In 1985 South Mountain Mines Inc. completed  a feasibility study based on polygonal ore blocks exposed in the underground workings and drilling.  This resulted in a historic resource of approximately 470,000 tons containing 23,500 ounces of gold, 3,530,000 ounces of silver, 8,339,000 pounds of copper, 13,157,000 pounds of lead and 91,817,000 lbs of zinc. Although they determined positive economics, the project was shut down and placed into care and maintenance.

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

Lack of adequate exploration funds prevented drilling during 2015, and Newmont and the Company developed an extension modification for work commitments outlined in the agreement.  The Company anticipates that funding will be available during the 2016 season and one or two reverse circulation holes can test the bedrock beneath the gravel along the mineralized structures.

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

Employees

For the year ending December 31, 2015, SMMI recorded $274,000 of accrued payroll. These deferred salaries were earned made in accordance with the OGT LLC operating agreement and have been recorded on SMMI’s books. OGT Management includes SMMI`s Eric Jones, Jim Collord, and Larry Thackery as CFO. These salaries will continue be deferred until a later date.

ITEM 3 - LEGAL PROCEEDINGS

On December 21, 2015, the Company received service of a Complaint filed that had been filed but not served on June 22, 2015, in the Ada County District Court, State of Idaho, styled Idaho State Gold Co. II, LLC, an Idaho limited liability company; and, Owyhee Gold Territory, LLC, an Idaho limited liability company v. Thunder Mountain Gold, Inc. a Nevada corporation, et al., Case No. CV OC 1510506 (the “Lawsuit”).  The Complaint also names as defendants South Mountain Mines, Inc. and Thunder Mountain Resources, both of which are Nevada corporations, wholly-owned by THMG.

The Lawsuit alleges that the Company’s subsidiary has wrongly failed to issue ownership units in Owyhee Gold Territory, LLC, in connection with the operation and management of the Owyhee Gold Territory LLC (previously referred to as Owyhee Gold Trust, LLC (hereinafter “OGT LLC”) and the South Mountain Project.  In fact, as described below in greater detail, the Company believes that Idaho Gold Company II, LLC (“ISGC II”) failed to make its Initial Contribution described by the relevant Agreement; and, in any case, ISGC II has not provided accounting consistent with generally accepted accounting practices nor an independent audit required for issuance of ownership units and that significant damages are payable by ISGC II to the Company.

On January 11, 2016, the Company answered previously reported Complaint served on December 21, 2015. In the detailed Answer and Counter Claim, the Company alleges that Idaho Gold Company II, LLC (“ISGC II”) failed to make its Initial Contribution, including earn in requirements described by the relevant Agreement; and, ISGC II failed to provide accounting consistent with generally accepted accounting practices, along with an independent audit required for issuance of ownership units, and that significant damages are payable by ISGC II to the Company. The Company`s response also proves that the allegations and claims in the Complaint are without merit.

On February 16, 2016, ISGC filed a motion for a more definitive statement, asserting that the 29 page Counter Claim filed by SMMI was not specific enough. This Motion was dismissed on March 3, 2016 as outlined below.

On March 3, 2016, the Company was awarded a Court Order, from the Fourth District Court, State of Idaho, approving Stipulations, and dismissal of certain portions of a previously announced Complaint. The Court Order acknowledges and confirms SMMI`s assertions, and stipulates that:

1)

SMMI is the Manager of OGT for all lawful purposes and shall have the right to advance the project and the interests of OGT and the South Mountain Mine Project according to the terms of OGT’s November 8, 2012, Operating Agreement and the Parties November 8, 2012, Member Agreement; and

2)

OGT is the owner of the real property described in the Operating Agreement signed by both parties November 8, 2012, and confirmed by certain Quitclaim Deed and filed with the Office of the Recorder for Owyhee County, Idaho, as Instrument No. 282464, on October 31, 2013, without any without any claim or encumbrance by Defendants; and

3)

ISGC II acknowledges that a Statement of Authority should be filed with the Idaho Secretary of State that identifies SMMI as Manager of OGT effective the date of this Stipulation; and

4)

Because of conflicts of interest, OGT, THMG and THMR were dismissed from the above-captioned litigation; and

5)

ISGC II shall not sell or cause to be sold any of the Equipment and assets described in the ISGC II Financial Reports without prior notice and the concurrence of OGT, with SMMI acting as Manager of OGT; and finally

6)

ISGC II’s Motion for a More Definite Statement is WITHDRAWN and therefore MOOT; and finally

The Company believes that the allegations and claims in original Complaint are without merit and will aggressively and vigorously defend against this lawsuit. The Company is confident of a positive legal outcome for the Company in Idaho Court.

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

On September 24, 2010, the Company’s common stock also began trading on the TSX Venture Exchange (“TSX-V”) in Canada and is quoted under the trading symbol “THM”

The following table illustrates the average high/low price of our common stock for both the OTCBB and TSX-V for the last two (2) fiscal years 2015 and 2014:

	OTCQB (US$)		TSX-V(Cdn$)(1)
PERIOD(2)	HIGH	LOW	HIGH	LOW
2015
First Quarter	$ 0.07	$ 0.07	$ 0.05	$ 0.05
Second Quarter	$ 0.05	$ 0.05	$ 0.05	$ 0.05
Third Quarter	$ 0.04	$ 0.04	$ 0.11	$ 0.11
Fourth Quarter	$ 0.05	$ 0.05	$ 0.12	$ 0.12

2014
First Quarter	$ 0.07	$ 0.07	$ 0.12	$ 0.12
Second Quarter	$ 0.08	$ 0.05	$ 0.12	$ 0.04
Third Quarter	$ 0.07	$ 0.05	$ 0.12	$ 0.07
Fourth Quarter	$ 0.05	$ 0.03	$ 0.04	$ 0.04

At December 31, 2015, the price per share quoted on the OTCQB was $0.05 and Cdn$0.12 on the TSX-V.

(1)  Our common stock began trading on the TSX-V on September 24, 2010.

(2)  Quarters indicate calendar year quarters.

Holders:

As of December 31, 2015 there were approximately 1,840 shareholders of record of the Company’s common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Transfer Agent:

Our independent stock transfer agent in the United States is Computershare Shareholder Services, located at 8742 Lucent Blvd., Suite 225, Highlands Ranch, CO 80129 . In Canada, our Agent is Computershare, TORU - Toronto, University Ave, 100 University Ave, 8th Floor, Toronto, ON M5J 2Y1, CANADA

Dividends:

No dividends were paid by the Registrant in 2015 or 2014, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

Securities Authorized For Issuance under Equity Compensation Plans:

On July 17, 2011, the Company Shareholders approved the Company`s Stock Incentive Plan (SIP), and subsequently a grant of 2.0 million options under the SIP to Directors, Executive Officers and other non-employees consultants. These options were unanimously approved for issuance by the Board on August 24, 2010, subject to Shareholder approval of its SIP. The options have a strike price of $0.27. The option certificates will reflect the actual date of the SIP by shareholders, which was July 17, 2011.

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

On February 6, 2015, the Board approved a grant of one million options under the SIP to Directors, Executive Officers and other non-employees’ consultants. The options have a strike price of $0.06. The option certificates will reflect the actual date of the issuance of February 6, 2015.  The SIP was approved by shareholder during the January 20, 2015 annual shareholder meeting.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities:

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

Pursuant to a Selling Agreement, the Selling Agent was entitled to compensation in the following form: (a) a cash commission equal to 10% of the price of the Units sold.  At December 31, 2014, $1,500 in commissions was accrued based on the sale of 300,000 shares; (b) an additional cash commission of 10% of gross proceeds received from the exercise of Warrants issued as part of such Units or any other equity investment made by investors introduced by the Agent within a 24-month period following closing; and (c) non-transferable broker warrants to purchase a number of additional Units equal to 5% of Units sold by the Agent in the initial offering. The Agent Warrants will have the same exercise price and otherwise be on the same terms as the Warrants.  At December 31, 2014, 15,000 agent warrants were issued.

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

On January 18, 2016, Thunder Mountain Gold, Inc. initiated a private offering to purchase, in the aggregate, 6,700,000 shares of common stock. There was no minimum offering.  The minimum individual subscription was $25,000 for non-insiders.  Participation was limited to six people, most of whom were officers and directors, and two accredited investors. There was no placement agent fee paid in the offering, and no accountable or unaccountable expense allowance. The closing date for the financing was January 22, 2016, and the Company received $335,000 in total proceeds.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fiscal year ended December 31, 2015, the Company had no purchases of common stock. However, several insiders purchased shares as “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

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

The Company’s financial position remained unchanged during 2015 and the metals commodity markets were mostly unchanged during the year.  Equity markets will likely open up periodically in response to favorable price movements in certain metals during 2015, providing some companies with the opportunity to take advantage of short periods of positive sentiment in the market. However, until metal price momentum swings to the positive, equity financing in the mining industry will remain challenging. Analyst estimates for 2016 are for improving base and precious metals markets.

The Company continued to operate on a limited budget in 2015 while additional financing was sought for the South Mountain Project.  The Company’s plan of operation for the next twelve months, subject to business conditions, will be to continue to advance the South Mountain Project in 2016, which may include the following:

•

Continue with the rehabilitation of the Laxey and Sonneman workings, utilizing a contract underground miner..

•

Initiate 20,000 to 30,000 feet of underground core drilling from within the Laxey and Sonneman levels, at drill stations engineered to define the mineralization and to intercept the down-dip extensions of the Texas, DMEA-2, and Laxey ore zones, allowing for the completion of the Final Feasibility Study for the Project.

•

Complete geophysical work on the Intrusive Breccia target.  This will consist of an extensive helicopter draped aeromagnetic survey plus resistivity and IP work and will help define specific targets within and peripheral to the mineralized intrusive complex.

•

Continue the baseline environmental work.

Due to Failures and defaults regarding of ISGC II`s management of the South Mountain Project, SMMI was officially inserted as Manager of the OGT LLC by Court Order, ratified on March 1, 2016. SMMI is currently seeking judicial ratification as to the failures and defaults of ISGC under the OGT Operating Agreement.

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

Results of Operations:

The Company had no revenues and no production for 2015 or 2014. Total expenses for 2015 increased from the prior year by $470,346, up 114% in total expenses of $883,233. Exploration expenses for the year ended December 31, 2015, increased by $146,370, when compared to year end 2014. Legal and accounting increased from 2014 by the amount of $148,048 for a total of legal and accounting expenses of $342,982. Management and administrative expense increased $175,928 or 89%, for a total expense of $373,976. The increase in expenses is due to ongoing maintenance with the South Mountain Mine project, while SMMI entered into discussions with ISGC over the future of the OGT venture. The Company decided to maintain the cost, of the venture, as its own expenses because it is not clear whether SMMI will be reimbursed by OGT.   At year ending December 31, 2015, the Company has recognized expenses of $693,592 it has paid on behalf of OGT. Included in the total expenditures is $274,000 of deferred payroll and legal fees of $256,183 incurred year ended December 31, 2015.

Liquidity and Capital Resources:

The audit opinion and Notes that accompany our consolidated financial statements for the year ended December 31, 2015, disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended December 31, 2015, we did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

•

At March 15, 2016, we had $86,275 cash in our bank accounts.

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

For the year ended December 31, 2015, net cash used for operating activities was $327,309, consisting of our 2015 net loss of ($1,017,635), reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities. Cash provided by financing activities for 2015 totaled $307,460.

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

Pursuant to a Selling Agreement, the Selling Agent was entitled to compensation in the following form: (a) a cash commission equal to 10% of the price of the Units sold.  At December 31, 2014, $1,500 in commissions was accrued based on the sale of 300,000 shares; (b) an additional cash commission of 10% of gross proceeds received from the exercise of Warrants issued as part of such Units or any other equity investment made by investors introduced by the Agent within a 24-month period following closing; and (c) non-transferable broker warrants to purchase a number of additional Units equal to 5% of Units sold by the Agent in the initial offering. The Agent Warrants will have the same exercise price and otherwise be on the same terms as the Warrants.  At December 31, 2014, 15,000 agent warrants were issued.

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

Subsequent Events

On January 18, 2016, Thunder Mountain Gold, Inc. initiated a private offering to purchase, in the aggregate, 6,700,000 shares of common stock. There was no minimum offering.  The minimum individual subscription was $25,000 for non-insiders.  Participation was limited to six people, most of whom were officers and directors, and two accredited investors. There was no placement agent fee paid in the offering, and no accountable or unaccountable expense allowance.  The closing date for the financing was January 22, 2016, and the Company received $335,000 in total proceeds.

The offering was believed exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(6) the Securities Act of 1933, as amended.  The securities offered, sold, and issued in connection with the private placement have not been or are not registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

On December 21, 2015, the Company received service of a Complaint filed that had been filed but not served on June 22, 2015, in the Ada County District Court, State of Idaho, styled Idaho State Gold Co. II, LLC, an Idaho limited liability company; and, Owyhee Gold Territory, LLC, an Idaho limited liability company v. Thunder Mountain Gold, Inc. a Nevada corporation, et al., Case No. CV OC 1510506 (the “Lawsuit”).  The original Complaint also name as defendants South Mountain Mines, Inc. and Thunder Mountain Resources, both of which are Nevada corporations, wholly-owned by THMG.

The Lawsuit alleges that the Company’s subsidiary has wrongly failed to issue ownership units in Owyhee Gold Territory, LLC, in connection with the operation and management of the Owyhee Gold Territory LLC (previously referred to as Owyhee Gold Trust, LLC (hereinafter “OGT LLC”) and the South Mountain Project.  In fact, as described below in greater detail, the Company believes that Idaho Gold Company II, LLC (“ISGC II”) failed to make its Initial Contribution described by the relevant Agreement; and, in any case, ISGC II has not provided accounting consistent with generally accepted accounting practices nor an independent audit required for issuance of ownership units and that significant damages are payable by ISGC II to the Company.

On January 11, 2016, the Company answered previously reported Complaint served on December 21, 2015. In the detailed Answer and Counter Claim, the Company alleges that Idaho Gold Company II, LLC (“ISGC II”) failed to make its Initial Contribution, including earn in requirements described by the relevant Agreement; and, ISGC II failed to provide accounting consistent with generally accepted accounting practices, or provide an independent audit required for issuance of ownership units, and that significant damages are payable by ISGC II to the Company. The Company`s response also supports that the allegations and claims in the Complaint are without merit.

On February 16, 2016, ISGC filed a motion for a more definitive statement, asserting that the 29 page Counter Claim filed by SMMI was not specific enough. The Court disagreed, and ISGC II`s Motion was dismissed on March 3, 2016 as one part of the Court Order outlined below.

On March 3, 2016, the Company was awarded a Court Order, from the Fourth District Court, State of Idaho, approving Stipulations, and dismissal of certain portions of a previously announced Complaint. The Court Order acknowledges and confirms SMMI`s assertions, and stipulates that:

1)

SMMI is the Manager of OGT for all lawful purposes and shall have the right to advance the project and the interests of OGT and the South Mountain Mine Project according to the terms of OGT’s November 8, 2012, Operating Agreement and the Parties November 8, 2012, Member Agreement; and

2)

OGT is the owner of the real property described in the Operating Agreement signed by both parties November 8, 2012, and confirmed by certain Quitclaim Deed and filed with the Office of the Recorder for Owyhee County, Idaho, as Instrument No. 282464, on October 31, 2013, without any without any claim or encumbrance by Defendants; and

3)

ISGC II acknowledges that a Statement of Authority should be filed with the Idaho Secretary of State that identifies SMMI as Manager of OGT effective the date of this Stipulation; and

4)

Because of ISGC II`s conflicts of interest, OGT LLC, THMG and THMR were dismissed from the above-captioned litigation; and

5)

ISGC II shall not sell or cause to be sold any of the Equipment and assets described in the ISGC II Financial Reports without prior notice and the concurrence of OGT, with SMMI acting as Manager of OGT; and finally

6)

ISGC II’s Motion for a More Definite Statement is WITHDRAWN and therefore MOOT.

The Company believes that the allegations and claims in original Complaint are without merit and will aggressively and vigorously defend against this lawsuit. The Company is confident of a positive legal outcome for the Company in Idaho Court.

Off Balance-Sheet Arrangements:

During the 12 months ended December 31, 2015 and 2014, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

(1)

Amounts shown are for the lease periods years 4 through 7, a total of 1 years that remains after 2013, the second year of the lease period.

(2)

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

e)

On January 18, 2016, Thunder Mountain Gold, Inc. initiated a private offering to purchase, in the aggregate, 6,700,000 shares of common stock. There was no minimum offering.  The minimum individual subscription was $25,000 for non-insiders.  Participation was limited to six people, most of whom were officers and directors, and two accredited investors. There was no placement agent fee paid in the offering, and no accountable or unaccountable expense allowance. The closing date for the financing was January 22, 2016, and the Company received $335,000 in total proceeds.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheets at December 31, 2015 and 2014	24

Consolidated Statements of Operations
for the years ended December 31, 2015 and 2014	25

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014,	26

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended
December 31, 2014 and 2014	27

Notes to Consolidated Financial Statements	28 - 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Thunder Mountain Gold, Inc.

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thunder Mountain Gold, Inc. as of December 31, 2015 and 2014, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial losses, has no recurring source of revenue, and has an accumulated deficit at December 31, 2015. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.

Spokane, Washington

March 28, 2016

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets
December 31, 2015 and December 31, 2014
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$ 12,143	$ 31,992
Prepaid expenses and other assets	27,556	15,926
Total current assets	39,699	47,918

Other assets:
Investment in Owyhee Gold Trust LLC	479,477	479,477
Total assets	$ 519,176	$ 527,395

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$ 178,786	$ 77,775
Accrued related party liability (Note 5)	123,038	-
Accrued payroll (Note 3)	274,000	-
Related party convertible notes payable (Note 4)	171,076	38,435
Total current liabilities	746,900	116,210

Commitments and Contingencies (Notes 2, 3 and 9)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized,44,167,549 and 40,167,549, respectively shares issued and outstanding	44,168	40,168
Additional paid-in capital	4,193,797	3,869,071
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Stock subscription receivable	-	(50,000)
Accumulated deficit	(4,441,489)	(3,423,854)
Total stockholders' equity (deficit)	(227,724)	411,185
Total liabilities and stockholders' equity (deficit)	$ 519,176	$ 527,395

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations

	Years Ended
	December 31,
	2015	2014
Operating expenses:
Exploration expenses	$ 166,275	$ 19,905
Legal and accounting	342,982	194,934
Management and administrative	373,976	198,048
Total operating expenses	883,233	412,887

Other income (expense):
Interest expense, related parties	(71,337)	(6,808)
Loss on modification of debt (Note 4)	(68,726)	-
Foreign exchange gain	5,661
Total other income (expense)	(134,402)	(6,808)
Net Loss	$ (1,017,635)	$ (419,695)

Net Loss per common share-basic and diluted	$ (0.02)	$ (0.01)

Weighted average common shares outstanding-basic and diluted	43,488,097	35,369,494

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$ (1,017,635)	$ (419,695)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on modification of debt	68,726	-
Stock options issued for services	60,000	-
Common stock and warrants issued for services	-	15,000
Amortization of related party notes payable discount	11,565	1,927
Change in:		-
Prepaid expenses and other assets	(11,630)	(3,209)
Accounts payable and other liabilities	164,627	10,087
Accrued related party liability	123,038	-
Accrued payroll	274,000	-
Net cash used by operating activities	(327,309)	(395,890)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	200,000	367,000
Received on stock subscription	50,000
Borrowing on related party notes payable	57,460	50,000
Payments on related party note payable	-	(25,000)
Net cash provided by financing activities	307,460	392,000

Net increase (decrease) in cash and cash equivalents	(19,849)	(3,890)
Cash and cash equivalents, beginning of year	31,992	35,882
Cash and cash equivalents, end of year	$ 12,143	$ 31,992

Noncash financing and investing activities:
Accrued interest payable converted to related party notes payable	$ 63,616	$ -
Common stock issued for payment of accounts payable	$ -	$ 3,000
Beneficial conversion feature in related party notes payable	$ -	$ 13,492

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the years ended December 31, 2015 and 2014
	Common Stock
	Shares	Amount $	Additional Paid-In Capital	Treasury Stock	Stock Subscription Receivable	Accumulated Deficit	Total
Balances at December 31, 2013	31,467,549	$ 31,468	$ 3,429,279	$(24,200)	$ -	$(3,004,159)	$ 432,388

Sale of stock and warrants	8,340,000	8,340	408,660		(50,000)		367,000
Stock issued for services	300,000	300	14,700				15,000
Stock issued for accounts payable	60,000	60	2,940				3,000
Beneficial conversion feature on related party convertible notes payable			13,492				13,492
Net loss - 2014						(419,695)	(419,695)
Balances at December 31, 2014	40,167,549	$ 40,168	$ 3,869,071	$(24,200)	$ (50,000)	$(3,423,854)	$ 411,185

Received on stock subscription					50,000		50,000
Sale of stock	4,000,000	4,000	196,000				200,000
Stock options issued for services			60,000				60,000
Conversion option associated with debt modification			68,726				68,726
Net loss - 2015						(1,017,635)	(1,017,635)
Balances at December 31, 2015	44,167,549	$ 44,168	$ 4,193,797	$(24,200)	$ -	$(4,441,489)	$ (227,724)

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has historically incurred losses and does not have sufficient cash at December 31, 2015 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current presentation. These reclassifications have no effect on previously reported operations, stockholders’ equity (deficit) or cash flows.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, Thunder Mountain Resources, Inc. and South Mountain Mines, Inc. after elimination of the intercompany accounts and transactions.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include the carrying value of properties and mineral claims, environmental remediation liabilities, deferred tax assets, stock based compensation and the fair value of financial and derivative instruments. Management’s estimates and assumptions are based on historical experience and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents

For the purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be a cash equivalent.

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

Foreign currency translation

The Company’s functional currency is the United States dollar. Transactions and account balances originally stated in currencies other than the United States dollar have been translated into United States dollars as follows:

•

Revenue and expense items at the rate of exchange in effect on the dates they occur.

•

Non-monetary assets and liabilities at historical exchange rates.

•

Monetary assets and liabilities at the exchange rate in effect at the balance sheet date.

Transaction gains and losses are recorded in the statement of operations in the period in which they occur.

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

Fair Value Measures

Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC prioritizes the inputs into three levels that may be used to measure fair value:

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

The table below sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014:

	2015	2014	Input Hierarchy level
Cash and cash equivalents	$ 12,143	$ 31,992	Level 1

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

Mining Properties and Claims

The Company capitalizes costs for acquiring mineral properties and expenses costs to maintain mineral rights and leases as incurred.  Exploration costs are expensed in the period in which they occur.  Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

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

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including options and warrants to purchase the Company’s common stock.  As of December, 2015 and 2014, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

For year ended,	2015	2014
Stock options	3,990,000	2,990,000
Warrants	2,795,000	5,015,000
Total possible dilution	6,785,000	8,005,000

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

On October 1, 2015, the Company signed an Amendment with Newmont USA Limited that modifies and extends the original Trout Creek Joint Exploration Agreement. The extension allows the Company modified work commitments on the project reducing the annual amount to $150,000 of work obligations by October 31, 2016.

3.

South Mountain Project

On November 8, 2012, the Company, through its wholly-owned subsidiary South Mountain Mines, Inc., (“SMMI”), and Idaho State Gold Company II, LLC (“ISGC II”) formed the Owyhee Gold Trust, LLC, (“OGT”) a limited liability company. The Company’s initial contribution in accordance with the Operating Agreement, was the non-cash contribution of its South Mountain Mine property and related mining claims located in southwestern Idaho in Owyhee County which had a carrying value of $479,477 at the date of contribution, but for purposes of the Operating Agreement, valued at $6.725 Million. As its initial contribution to OGT, ISGC II agreed to fund operations totaling $18 million; or $8 million if the Company exercises its option to participate pro-rata after ISGC II expends $8 million and completes work commitments including a Feasibility Study, and a certain amount of required underground core drilling.  ISGC II was the initial manager of OGT LLC. Upon payment of $1 million, and a work commitment of $2 million in pre-determined qualifying expenditures not later than December 31, 2014, ISGC II was to receive 2,000 units representing a vested 25% ownership. As of December 31, 2014, none of these ownership units had been issued to ISGC II.  Through December 31, 2014, the Company accounted for its investment in the OGT by the cost method.

On January 27, 2015, SMMI became manager of the OGT under the terms of the November 8, 2012 operating agreement, because ISGC II had effectively resigned under the Agreement. This appointment as Manager was further ratified by a Judge`s Court Order on March 1, 2016.Beginning in January 2015, SMMI paid OGT’s expenses to ensure ongoing operations at the site. During 2015, a total of $693,592 in expenses have been incurred relating to OGT operations. The Company has recognized these expenses in these consolidated financial statements because, due to the dispute discussed below, it is not clear as to whether SMMI will be reimbursed by OGT.  Included in the total expenses is $274,000 of compensation costs for services performed relating to the operations of OGT.   These costs were earned by three of the Company’s officers:  Eric Jones, President and Chief Executive Officer - $110,000, James Collard, Vice President and Chief Operating Officer - $110,000, and Larry Thackery, Chief Financial Officer - $54,000.    None of the compensation has been paid resulting in accrued payroll of $274,000 at December 31, 2015.

SMMI maintains that ISGC II did not earn its ownership units, and resigned under the terms of the Operating Agreement, causing SMMI to become manager. ISGC II did not agree that SMMI became manager of OGT in early 2015. However, that disagreement was corrected on March 1, 2016, when a Judge`s Order stipulated that SMMI was in fact Manager.

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

The parties have discontinued all discussions as to possible courses of agreement and cure.   In December 2015, the Company received service of a Complaint that had been filed but not served on June 22, 2015, namely Idaho State Gold Co. II, LLC, an Idaho limited liability company; and, Owyhee Gold Territory, LLC, an Idaho limited liability company v. Thunder Mountain Gold, Inc. a Nevada corporation, et al.,.  At December 31, 2015, the status of the lawsuit was pending and management is unable to predict the outcome due to the early stages of the litigation.   The probability of loss is unknown and the financial statements do not include any adjustment related to litigation.    See Note 9 Subsequent Events.

At December 31, 2015, because of the uncertainty as to the status of OGT and the management thereof, the Company has continued to account for its investment at cost and has recognized the expenses incurred in 2015 for the operation of OGT.

4.   Related Party Convertible Notes Payable

On December 9, 2014 the Company executed two promissory notes payable to directors, Eric Jones and Jim Collard. The amount of the notes was $25,000 each for a total of $50,000, and identical in terms. The interest rate on these notes is 10% per month of the principal balance. The notes were due in full no later than July 1, 2015 and had a minimum amount due of 5 months of interest if the notes are paid back earlier. Interest expense recorded in connection with these notes was $60,000 during the year ended December 31, 2015.

The original convertible notes contained a beneficial conversion feature of $13,492 which was recognized as a discount on the notes on the date of issuance. The discount was amortized over the note term using the straight-line method, which approximates the effective interest method. For the year ended December 31, 2015, the Company recorded $11,565 in interest expense related to the amortization of the discount.

On July 1, 2015, these notes were extended to December 31, 2015.  As part of this extension the outstanding interest payable on the notes of $33,616 was added to the principal balance of $50,000 resulting in a new outstanding principal balance of $83,616. The interest charge remains the same, as per the original notes agreement at $5,000 per month.

The extension contained a conversion feature. The note holder can convert all of the outstanding principal and interest at 75% of the average closing bid price of the Company for the 20 days prior to the notice of conversion. The fair value of the conversion feature using the Black Scholes model was $68,726. This amount was determined to be substantial under applicable accounting principles requiring the debt amendment to be accounted for as a debt extinguishment. An expense of $68,726 was recorded to recognize the loss on modification of debt during the year ended December 31, 2015.

During November and December of 2015, Jim Collord and Eric Jones advanced additional funds of $30,000 and $27,460 respectively.  On the due date of the notes, December 31, 2015, these notes were extended to January 31, 2016.    In connection with this extension, the accrued interest balance of $30,000 was added to the principal balance resulting in a new outstanding principal balance of $171,076.   Additionally, the interest rate was changed to 1% per month and the conversion feature was eliminated.   See Note 9 “Subsequent Events”.

5.

Related Party transactions:

In addition to the related party notes payable discussed in Note 4, the Company has engaged Baird Hanson LLP, a company owned by one of the Company’s director, to provide legal services in the OGT matter (see Note 3).  During the year ended December 31, 2015, total legal expenses of $123,038 have been incurred for these services; the amount due to Baird Hanson LLP is $123,038 at December 31, 2015.

6.

Stockholders’ Equity

The Company’s common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.

During the year ended December 31, 2014, the Company:

•

Sold 8,340,000 in shares of common stock and 4,170,000 common stock purchase warrants for $417,000. Cash proceeds of $367,000 were received in 2014.   The remaining $50,000, which was a stock subscription receivable at December 31, 2014, was received in early 2015.

•

Issued 300,000 in common shares and 150,000 common stock purchase warrants with a value of $15,000 for professional services, legal and accounting.

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

•

Issued 60,000 common shares and 30,000 common stock purchase warrants to a vendor, in exchange for accounts payable balance of $3,000.

During the year ended December 31, 2015, the Company sold 4,000,000 shares at $0.05 per share for total proceeds of $200,000.   No warrants were issued with the shares.

The following is a summary of the Company’s outstanding warrants:

	Shares	Exercise Price
Outstanding at December 31, 2013	650,000	$ 0.15
Warrants issued	4,365,000	0.15
Outstanding at December 31, 2014	5,015,000	$ 0.15
Expired	(650,000)	(0.15)
Outstanding at December 31, 2015	4,365,000	$ 0.15

Warrants outstanding at December 31, 2015 expire in 2016.

7.

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

On February 6, 2015, the Board approved a grant of one million options to purchase shares of common stock under the SIP to Directors, Executive Officers and other non-employees’ consultants. The granted options have been valued and recorded using the Black Scholes model. The Black Scholes calculation on the 1,000,000 options that were issued was a fair value of $0.06 per option ($60,000 in total). The SIP was approved by shareholder vote during the January 20, 2015 annual shareholder meeting. The options were fully vested upon grant and recognized as compensation expense for the year ended December 31, 2015.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

Stock price	$ 0.06
Exercise price	$ 0.06
Expected volatility	230.09%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	1.31%

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013 and 2014	2,990,000	$ 0.20
Granted in 2015	1,000,000	0.06
Outstanding and exercisable at December 31, 2015	3,990,000	$ 0.17

The average remaining contractual term of the options outstanding and exercisable at December 31, 2015 was 1.85 years.  As of December 31, 2015 options outstanding and exercisable had no aggregate intrinsic value.

8.

Income Taxes

The Company did not recognize a tax provision or benefit for the years ended December 31, 2015 and 2014. At December 31, 2015 and 2014, the Company had deferred tax assets which were fully reserved by valuation allowances due to the likelihood of expiration of these deferred tax benefits prior to the Company generating future taxable income sufficient to utilize the deferred tax benefits to reduce tax expense from those future periods.  The net deferred tax assets were calculated based on an expected blended future tax rate of 38% for federal and Idaho state purposes.  Significant components of net deferred tax assets at December 31, 2015 and 2014 are as follows:

	2015	2014

Deferred tax assets:
Net operating loss carryforwards	$ 2,304,000	$ 1,754,000
Non-deductible share-based compensation	185,000	163,000
Exploration costs	144,000	169,000
	2,633,000	2,086,000
Deferred tax liabilities:
Investment in LLC	(197,000)	-
Net deferred tax assets	2,436,000	2,086,000
Less valuation allowance	(2,436,000)	(2,086,000)
Net deferred tax asset	$ -	$ -

As of December 31, 2015 and 2014, the Company has approximately $6.0 million and $4.6 million, respectively, of federal and state net operating loss carryforwards that expire in 2028 through 2035.

The income tax benefit shown in the financial statements for the year ended December 31, 2015 and 2014, differs from the federal statutory rate as follows:

	2015		2014
(Provision) benefit at statutory rates	$ 351,000	35.0%	$ 147,000	35.0%
State taxes	30,000	3.0%	11,000	2.6%
Financing related adjustments	(31,000)	3.1%	(76,000)	-19.6%
Increase in valuation allowance	(350,000)	34.9%	(82,000)	-18.0%
Total	$ -	- %	$ -	- %

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized.  The Company is subject to possible tax examinations for the years 2012 through 2015.  The Company will deduct interest and penalties as interest expense on the financial statements.

Thunder Mountain Gold, Inc.

Notes to Consolidated Financial Statements

9.

Subsequent Events

As discussed in Note 3, the Company is party to litigation regarding its investment in the OGT LLC.   On January 11, 2016, the Company answered the complaint it received in December 2015 (the “December Complaint”).   In its response, the Company asserts that:

•

ISGC II failed to make its initial contribution, including earn in requirements described by the OGT agreement;

•

ISGC II failed to provide accounting consistent with generally accepted accounting practices, along with an independent audit required for issuance of ownership units; and

•

Significant damages are payable by ISGC II to the Company.

On February 16, 2016, ISGC II filed a motion for a more definitive statement asserting that the Company’s response was not specific enough.

On March 1, 2016, the Company was awarded a Court Order approving defined stipulations and dismissing of certain portions of a December Complaint.  The Court Order acknowledged and confirmed the Company’s assertions, and stipulated that:

a.

As of March 1, 2016, the Company’s wholly owned subsidiary, SMMI, is the manager of OGT for all lawful purposes and shall have the right to advance the project and the interests of OGT and the South Mountain Mine Project according to the terms of OGT’s November 8, 2012, Operating Agreement and the Parties November 8, 2012, Member Agreement; and

b.

OGT is the owner of the real property described in the Operating Agreement signed by both parties November 8, 2012, and confirmed by certain Quitclaim Deed and filed on October 31, 2013, without any without any claim or encumbrance by Defendants; and

c.

ISGC II acknowledges that a Statement of Authority should be filed with the Idaho Secretary of State that identifies SMMI as Manager of OGT effective the date of this Stipulation; and

d.

Because of conflicts of interest, OGT, and the Company’s subsidiaries THMG and THMR were dismissed from the litigation; and

e.

ISGC II shall not sell or cause to be sold any of the equipment and assets described in the ISGC II financial reports without prior notice and the concurrence of OGT, with SMMI acting as manager of OGT; and

f.

ISGC II’s motion for a more definite statement is withdrawn.

Because of the Court Order above, ISGC II was required to withdraw their original Complaint. ISGC II filed an amended Complaint on March 14, 2016 in which it claims it is entitled to vesting of Units in OGT based solely upon the funds they spent towards the South Mountain mining project, or based upon an equitable claim. The Company deems their claims erroneous and without merit, and that funds were spent outside of compliance with the Operating Agreement, and without proper controls or accounting. The Company will aggressively and vigorously defend against this lawsuit, and is confident of a positive legal outcome for the Company in Idaho Court.

On January 18, 2016, Thunder Mountain Gold, Inc. initiated a private offering for an aggregate, 6,700,000 shares of common stock. There was no minimum offering.  The minimum individual subscription was $25,000 for non-insiders.  Participation was limited to six people, most of whom were officers and directors, and two accredited investors. There was no placement agent fee paid in the offering, and no accountable or unaccountable expense allowance. Jim Collord and Eric Jones converted $25,000 each from their related notes payables (see Note 4) for a total of 1 million shares.  The closing date for the financing was January 22, 2016, and the Company received $335,000 in total cash and non-cash proceeds.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2015, there were no changes in independent audit firms or consulting firms who provide accounting assistance.

During the year ended December 31, 2015, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework (2013).”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

Changes in internal controls over financial reporting

During the quarter ended December 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section sets forth certain information with respect to the Company’s current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2015.

Directors and Executive Officers:

Name	Age	Office with the Company	Appointed to Office
Eric T. Jones	53	President, Chief Executive	Since March 2006
		Officer, Director

Larry Thackery	56	Chief Financial Officer	Since January 2013

E. James Collord	69	Chief Operating Officer,	Since 1978
		Director

Edward D. Fields	77	Director	Since March 2006

Douglas J. Glaspey	61	Director	Since June 2008

Larry D. Kornze	65	Director	Since January 2013

Joseph H. Baird	61	Director	Since January 9, 2014

(Ralph Noyes	61	Director	April 10, 2015 to February 16, 2016)

Background and experience:

Eric T. Jones has over 25 years of mining, and financial experience, with a B.S. in Geological Engineering from the University of Idaho.  Mr. Jones joined the Board of Thunder Mountain Gold in 2006, and the Board appointed him to the position of Secretary/Treasurer in 2007.  In February 2008, Mr. Jones joined the management of Thunder Mountain Gold, Inc. as Chief Financial Officer, and Vice President of Investor Relations. In 2011 Mr. Jones was appointed President and Chief Executive Officer. Mr. Jones was General Mine Manager at Dakota Mining`s Stibnite Mine gold heap leach operation in central Idaho.  He has held management positions for Hecla Mining at their Yellow Pine Mine, Stibnite, Idaho, and Environmental Manager at their Rosebud Mine, Lovelock, Nevada.  Prior to working with Hecla, Eric was the mine engineer at the Cactus Gold Mine in southern California, and has worked throughout the western U.S. in both precious metals and oil and gas exploration.

Larry Thackery has a Bachelor’s of Science in Accountancy from Weber State University, and over thirty years’ experience of a progressive accounting/operations career. On January 8, 2013, the Company appointed Larry Thackery as its Chief Financial Officer. Mr. Thackery brings a wide array of experience/knowledge from different industries, including work in retail with Mrs Fields Cookies and Snug Co, to distribution with Idacold, and  manufacturing with Baseline Inc., Nxedge Inc., and Levelution.  Mr. Thackery has a background in corporate planning, financial analysis, and financial reporting.  He is an experienced accounting controller and operations manager with strong analytical skills, computer experience, and proven successful operations development. Hands on experience with the overall operations process, inventory system, variance reporting, budgeting, and forecasting financial analysis of multimillion-dollar corporations. Mr. Thackery brings knowledge with several ERP, MRP, packages, and statistical analysis. Strong P&L track record with functional management experience developing and managing operating budgets.

E. James Collord has a MS degree in exploration geology from the Mackay School of Mines, University of Nevada, Reno (1980).  He has been a mining professional for 37 years, employed in a variety of capacities, including mill construction superintendent, exploration geologist, mine construction and reclamation manager, and in environmental and lands management.  During the period 1975 through 1997, Mr. Collord worked for Freeport Exploration where he worked with a successful exploration team that discovered several Nevada mines.  Later in his Freeport career, he managed mining operations and lead permitting efforts.  For the period 1997 through 2005, Mr. Collord was Environmental and Lands Superintendent at Cortez Gold Mines, a large Nevada mine that was a joint venture between Placer Dome and Kennecott Minerals. After retirement from Cortez, and until his employment by Thunder Mountain Gold, Inc. in April 2007, he managed the Elko offices for environmental and hydrogeologic consulting groups. He is the grandson of Daniel C. McRae, the original locator of the gold prospects in the Thunder Mountain Gold Mining District in the early 1900s.

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

Douglas J. Glaspey  is currently President, Chief Operating Officer and a Director of U.S. Geothermal Inc. Mr. Glaspey has 38 years of operating and management experience with experience in production management, planning and directing resource exploration programs, preparing feasibility studies and environmental permitting.  He was Sinter Plant Superintendent for ASARCO at the Glover Lead Smelter in Missouri, Chief Metallurgist at Earth Resources Company at the DeLamar Silver Mine in Idaho, Chief Metallurgist for Asamera Minerals at the Cannon Gold Mine in Washington, Project Manager for Atlanta Gold Corporation at the Atlanta Project in Idaho and Ramrod Gold Corporation in Nevada.  He formed and served as an executive officer of several private resources companies in the U.S., including Drumlummon Gold Mines Corporation and Black Diamond Corporation.  He founded U.S. Cobalt Inc. in l998 and took the company public on the TSX Venture Exchange in March 2000. In December 2003, he led a Reverse Take Over and transformed the company to U.S. Geothermal Inc. changing the business from mineral exploration to geothermal development.  US Geothermal is now traded on the NYSE MKT exchange.  He holds a BS degree in Mineral Processing Engineering and an Associate of Science in Engineering Science.

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

Joseph H. Baird was appointed as Director on January 9, 2014. Mr. Baird brings over 30 years of mineral law experience to Thunder Mountain Gold. Mr. Baird is currently a partner in the Boise, Idaho law firm of Baird Hanson LLP, which firm has been lead counsel for permitting more mining projects in Idaho than any other law firm. Mr. Baird has provided environmental and mining counsel to a wide variety of New York Stock Exchange, Toronto Stock Exchange and venture capital mineral companies, including base and precious metal production companies, industrial mineral producers, exploration and mineral land management companies. He currently sits on the Board of the American CuMo Mining Corporation, which is advancing the “largest un-mined molybdenum deposit in the world” in Boise County, Idaho. Mr. Baird was President of the Northwest Mining Association (now the “American Exploration & Mining Association”) in 2011, which during his tenure, he represented the Mining Industry before the United States Congress regarding U.S. Critical Materials production and Environmental regulation.  In 2013, Mr. Baird was awarded the 120-year-old American Exploration & Mining Association highest individual honor, the “Life Member Award” for lifetime achievement.  Mr. Baird’s experience includes positions with the Law Departments of American Mining Congress in Washington, D.C., Exxon Minerals Company, USA in Houston, Texas, and Union Pacific Resources in Denver, Colorado.  Mr. Baird was also an Environmental Protection Scientist for the United States Environmental Protection Agency in Washington, D.C.  Mr. Baird has been a frequent author of publications on mining and environmental protection over his illustrious career.

Ralph Noyes was appointed as Director on April 10, 2015. Mr. Noyes brings over 40 years of experience in exploration, mine and project management, executive management, junior mining company boards, and including 15 years in investment portfolio management with Salomon Smith Barney, then Wells Fargo Advisors.  Ralph has a wealth of operational experience, most notably Manager of Mines and Vice President of Metal Mining with Hecla Mining Company.  Ralph oversaw all of Hecla`s operating mines in Idaho, Washington, Alaska, Utah, Nevada, and Mexico.

Mr. Noyes took a temporary leave from the Company`s Board on February 17, 2016 due to a conflict that was brought to his attention by a previous employer.

Directorships in reporting companies:

Doug Glaspey is the only directors of the Registrant that is a director of another corporation subject to the requirements of Section 12 or Section 15(d) of the Exchange Act of 1934.

Significant Employees:

The Company started recognizing accrued salaries in April of 2015 with a ending balance of $274,000 on December 31,2015. These deferred costs are for management of OGT, LLC including Eric Jones (Chief Executive Officer) $110,000, Jim Collord (Chief Operating Officer) $110,000, and Larry Thackery (Chief Financial Officer) $54,000. Payment of the salaries has been deferred until a later date.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, no persons failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2015.

Audit Committee:

The Company’s Board of Directors is responsible for the oversight and management of the Company.  On January 28, 2010, an Audit Committee was designated from members of the Board and consists of Douglas Glaspey and Edward Fields as independent members of the committee.  In April of 2015, Ralph Noyes became a member of the Board of Directors of the Company, and joined the Audit committee as it’s Chairman. Mr. Noyes took a temporary leave from the Company`s Board on February 17, 2016 due to a conflict that was brought to his attention by a previous employer.

Compensation Committee:

There is currently no Compensation Committee of the Board of Directors.  Compensation of employees is reviewed and approved by the Board.

Code of Ethics:

The Board of Directors has formally adopted a Code of Ethics in 2010. This Code of Ethics is published on the Company’s website.

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

Summary Compensation Table

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the Directors’ duties associated with the Company's business. There are currently no other compensation arrangements for the Company’s Directors. The following table provides certain summary information for the fiscal year ended December 31, 2015, 2014, and 2013 concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers, including the Directors of the Company:

						Incentive	Deferred	All Other
				Stock	Option	Plan	Compensation	Compensation/
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Directors Fee	Total
Position	Year	($US)	($US)	($US)	($US)	($US)	($US)	($US)	($US)
Jim Collord,	2015	110,000			9,000				$ 119,000
V.P./COO	2014	-	-	-	-	-	-	-	$ -
	2013	36,510	-	18,000	-	-	-	-	$ 54,510

Eric T. Jones	2015	110,000			9,000				$ 119,000
President/CEO	2014	-	-	-	-	-	-	-	$ -
	2013	29,966	-	18,000	-	-	-	-	$ 47,966

LarryThackery	2015	54,000			2,400				$ 56,400
CFO	2014	-	-	-	-	-	-	-	$ -
	2013	-	-	-	-	-	-	-	$ -

Doug Glaspey	2015				5,700				$ 5,700
Director	2014	-	-	-	-	-	-	-	$ -
	2013	-	-	9,000	-	-	-	-	$ 9,000

Edward Fields	2015				5,700				$ 5,700
Director	2014	-	-	-	-	-	-	-	$ -
	2013	-	-	9,000	-	-	-	-	$ 9,000

Larry Kornze	2015				4,800				$ 4,800
Director	2014	-	-	-	-	-	-	-	$ -
	2013	-	-	9,000	-	-	-	-	$ 9,000

Joseph Baird	2015	-	-	-	9,000	-	-	-	$ 9,000
Director	2014	-	-	9,000	-	-	-	-	$ 9,000

Ralph Noyes	2015	-	-	-	6,000	-	-	-	$ 6,000
Director

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

Employment Contracts:

During 2015, there were three paid Company employees - Eric Jones, Jim Collord, and Larry Thackery.  They were employed per resolution of the Board and other than a monthly salary, plus normal burden, there are no other contractual understandings in the resolutions.  Each is reimbursed for the use of personal office equipment and phones, and Jim and Eric are reimbursed for health insurance and related costs up to a set maximum amount, when the Company is financially able to cover the reimbursements.

2015 Share-Based Payments:

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2015 by:

•

the Company’s named executive officers;

•

the Company’s directors;

•

all of the Company’s executive officers and directors as a group; and each person who is known to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Directors and Executive Officers
E. James Collord – VP/COO/Dir	1,703,200(2)(3)	3.35%
Eric T. Jones – President/CEO/Dir	2,622,043(2)	5.15%
Edward Fields - Dir	142,393(2)	0.28%
Doug Glaspey - Dir	150,000(2)	0.29%
Larry D. Kornze - Dir	-	-
Joseph H. Baird - Dir	1,000,000(2)	1.97%
Larry Thackery - CFO	100,000(2)	0.19%
All current executive officers and directors as a group	5,717,636	11.2%
5% or greater shareholders not insiders
Paul Beckman	3,766,441(2)	7.4%

(1) Based on 44,167,549 shares of common stock issued and outstanding as of December 31, 2015.

(2) Sole voting and investment power.

(3) Includes 50,000 shares held in trust for Mr. Collord’s son, Jerritt Collord.

As of December 31, 2015, the number of shares of common stock that can be sold by officers, directors, principal shareholders, and others pursuant to Rule 144 was 5,717,636. As a condition to our listing on the TSX-V in 2010, our officers and directors were required to deposit their common stock totaling 4,799,239 shares, into an escrow account with Computershare Investor Services, Inc. Those escrowed shares were subject to the TSX-V’s Tier 1 escrow requirement at that time. Those requirements provide for an 18 month escrow release mechanism with 25% of the escrowed securities being released on September 24, 2010 (the date our common shares commenced trading on the TSX-V), and 25% of the escrowed securities to be released every 6 months thereafter.  As of December 31, 2015, all of the escrowed shares have been released back to the officers and directors.

Changes in Control:

The Board of Directors is aware of no circumstances which may result in a change of control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others:

During the year ended December 31, 2015, we had the following transactions with related parties:

On December 9, 2014 the Company executed two promissory notes payable to directors, Eric Jones and Jim Collard. The amount of the notes was $25,000 each for a total of $50,000, and identical in terms. The interest rate on these notes is 10% per month of the principal balance. The notes were due in full no later than July 1, 2015 and had a minimum amount due of 5 months of interest if the notes are paid back earlier. Interest expense recorded in connection with these notes was $60,000 during the year ended December 31, 2015.

The original convertible notes contained a beneficial conversion feature of $13,492 which was recognized as a discount on the notes on the date of issuance. The discount was amortized over the note term using the straight-line method, which approximates the effective interest method. For the year ended December 31, 2015, the Company recorded of $11,565 in interest expense related to the amortization of the discount.

On July 1, 2015, these notes were extended to December 31, 2015.  As part of this extension the outstanding interest payable on the notes of $33,616 was added to the principal balance of $50,000 resulting in a new outstanding principal balance of $83,616. The interest charge remains the same, as per the original notes agreement at $5,000 per month.

The extension contained a conversion feature. The note holder can convert all of the outstanding principal and interest at 75% of the average closing bid price of the Company for the 20 days prior to the notice of conversion. The fair value of the conversion feature using the Black Scholes model was $68,726. This amount was determined to be substantial under applicable accounting principles requiring the debt amendment to be accounted for as a debt extinguishment. An expense of $68,726 was recorded to recognize the loss on modification of debt during the year ended December 31, 2015.

During November and December of 2015, Jim Collord and Eric Jones advanced additional funds of $30,000 and $27,460 respectively.  On the due date of the notes, December 31, 2015, these notes were extended to January 31, 2016.  In connection with this extension, the accrued interest balance of $30,000 was added to the principal balance resulting in a new outstanding principal balance of $171,076.  Additionally, the interest rate was changed to 1% per month and the conversion feature was eliminated.

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

Director Independence

Douglas Glaspey, Larry Kornze, Joseph Baird, Edward Fields, and Ralph Noyes are independent non-employee members of the Board of Directors, as defined in FINRA Marketplace Rule 4200. Subsequent to December 31, 2015, Mr. Noyes stepped off the Board temporarily.

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

Year Ended	December 31, 2015	December 31, 2014
Audit fees (1)	$42,185	$44,571
Audit-related fees (2)	-	-
Tax fees (3)	4,708	9,864
All other fees (4)	-	-
Total Fees	$46,893	$54,435

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
101**

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and (v) Notes to Financial Statements

*	Previously filed as an exhibit to Form 10-KSB, filed on April 16, 2008, SEC File No. 001-08429.

**	Filed herewith.

DOCUMENTS INCORPORATED BY REFERENCE

None

SIGNATURES

Pursuant to the requirements of Section 143 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

        /s/ Eric T. Jones

By

Eric T. Jones

President, Director and Chief Executive Officer

Date: April 6, 2016

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

        /s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date: April 6, 2016