Form 10-Q
period 2016-03-31
THUNDER MOUNTAIN GOLD INC
filed 2016-05-16
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 13, 2016:  50,867,549

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

21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

21

Item 3.  Defaults Upon Senior Securities.

22

Item 4.  Mine Safety Disclosures

22

Item 5.  Other Information

22

Item 6.  Exhibits

22

SIGNATURES

23

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets	(Unaudited)
March 31, 2016 and December 31, 2015	March 31,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$ 75,090	$ 12,143
Prepaid expenses and other assets	15,316	27,556
Total current assets	90,406	39,699

Other assets:
Investment in Owyhee Gold Trust LLC	479,477	479,477
Total assets	$ 569,883	$ 519,176

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$ 140,735	$ 178,786
Accrued related party liability (Note 4)	134,108	123,038
Accrued interest payable to related parties	3,779	-
Accrued payroll (Note 3)	349,000	274,000
Related party convertible notes payable (Note 4)	113,577	171,076
Total current liabilities	741,199	746,900
Commitments and Contingencies (Note 2)
Stockholders' equity (deficit) :
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized,
50,867,549 and 44,167,549, respectively shares issued and outstanding	50,868	44,168
Additional paid-in capital	4,522,097	4,193,797
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Stock subscription receivable	(50,000)	-
Accumulated deficit	(4,670,081)	(4,441,490)
Total stockholders' equity (deficit)	(171,316)	(227,725)
Total liabilities and stockholders' equity (deficit)	$ 569,883	$ 519,176

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (unaudited)

	Three Months Ended
	March 31,
	2016	2015
Expenses:
Exploration expenses	$45,505	$4,664
Legal and accounting	109,562	133,281
Management and administrative	69,746	75,006
Total expenses	224,812	212,951

Other income (expense):
Interest expense, related party	(3,779)	(24,390)
Total other income (expense)	(3,779)	(24,390)
Net Loss	$ (228,591)	$ (237,341)

Net Loss per common
share-basic and diluted	$ Nil	$ (0.01)

Weighted average common
shares outstanding-basic and diluted	49,654,362	41,411,993

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$ (228,591)	$ (237,341)
Adjustments to reconcile net loss to net cash
used by operating activities:
Options issued for services	-	60,000
Amortization of related party notes payable discounts	-	5,782
Change in:		-
Prepaid expenses and other assets	12,240	7,026
Accounts payable and other liabilities	(38,051)	8,336
Accrued interest related parties	3,779
Accrued related party liability	11,070	-
Accrued payroll	75,000	-
Net cash used by operating activities	(164,553)	(156,197)

Cash flows from financing activities:
Proceeds from sale of common stock	235,000	250,000
Payments on related party note payable	(7,500)
Net cash provided by financing activities	227,500	250,000

Net increase in cash and cash equivalents	62,947	93,803
Cash and cash equivalents, beginning of period	12,143	31,992
Cash and cash equivalents, end of period	$ 75,090	$ 125,795

Noncash investing and financing activities:
Stock issued for payments on related parties notes payable	$ 50,000	$ -
Sale of common stock in exchange for stock subscription receivable	50,000	-

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

Basis of Presentation and Going Concern

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to the Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. For further information, refer to the financial statements and the footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has historically incurred losses and does not have sufficient cash at March 31, 2016 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including options and warrants to purchase the Company’s common stock.  As of March, 2016 and 2015, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

For the period ended March 31,	2016	2015
Stock options	3,990,000	3,990,000
Warrants	4,365,000	5,015,000
Total possible dilution	8,355,000	9,005,000

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

On January 27, 2015, SMMI became manager of the OGT under the terms of the November 8, 2012 operating agreement, because ISGC II had effectively resigned under the Agreement. This appointment as Manager was further ratified by a Judge`s Court Order on March 1, 2016.  Beginning in January 2015, SMMI paid OGT’s expenses to ensure ongoing operations at the site. For the three month period ending March 31, 2016 and for the year ended December 31, 2015, the Company incurred expenses of $160,910 and $693,592, respectively relating to OGT operations. The Company has recognized these expenses in these consolidated financial statements because, due to the dispute discussed below, it is not clear as to whether SMMI will be reimbursed by OGT.  At March 31, 2016 and December 31, 2015, accrued payroll for services performed relating to the operation of OGT was $349,000 and $274,000, respectively.  The accrued payroll was earned by three of the Company’s officers whose balances at March 31, 2016 are as follows:  Eric Jones, President and Chief Executive Officer - $140,000, James Collard, Vice President and Chief Operating Officer - $140,000, and Larry Thackery, Chief Financial Officer - $69,000.    None of the compensation has been paid.

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

On January 11, 2016, the Company answered the complaint it received in December 2015.   In its response, the Company asserts that:

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

Because of the Court Order above, ISGC II was required to withdraw their original Complaint. ISGC II filed an amended Complaint on March 14, 2016 in which it claims it is entitled to vesting of Units in OGT based solely upon the funds they spent towards the South Mountain mining project, or based upon an equitable claim.   The Company deems their claims erroneous and without merit, and that funds were spent outside of compliance with the Operating Agreement, and without proper controls or accounting. The Company will aggressively and vigorously defend against this lawsuit, and is confident of a positive legal outcome for the Company in Idaho Court.   See Note 8 Subsequent Events.

At December 31, 2015 and March 31, 2016, because of the uncertainty as to the status of OGT and the share allocation between SMMI and OGT, the Company has continued to account for its investment at cost and has recognized the expenses incurred in 2015 and the first quarter 2016 for the operation of OGT.

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

On July 1, 2015, these notes were extended to December 31, 2015.  As part of this extension the outstanding interest payable on the notes of $33,616 was added to the principal balance of $50,000 resulting in a new outstanding principal balance of $83,616. The interest charge remained the same, as per the original notes agreement at $5,000 per month.

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

On January 18, 2016, the Company initiated a private offering for an aggregate, 6,700,000 shares of common stock.  In connection with this offering, Jim Collord and Eric Jones exchanged $25,000 each from their related notes payables for a total of 1 million shares (see Note 6).  During the quarter ended March 31, 2016, the Company paid $7,500 on Mr. Jones’ outstanding note balance.  At March 31, 2016, the notes payable balances were $51,769 and $61,808 for Mr. Jones and Mr. Collard, respectively.  Also at March 31, 2016, accrued interest payable balances were $1,773 and $2,006 for Mr. Jones and Mr. Collard, respectively.

5.

Related Party transactions

In addition to the related party notes payable discussed in Note 4, the Company has engaged Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services in the OGT matter (see Note 3).  Legal expenses of $27,000 and $123,108 have been incurred for these services during the quarter ended March 31, 2016 and the year ended December 31, 2015, respectively.   At March 31, 2016 and December 31, 2015, the amounts due to Baird are $134,108 and $123,038, respectively.

6.

Stockholders’ Equity

The Company’s common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.

During the year ended December 31, 2015, the Company sold 4,000,000 shares at $0.05 per share for total proceeds of $200,000.   No warrants were issued with the shares.

On January 18, 2016, Thunder Mountain Gold, Inc. initiated a private offering for an aggregate, 6,700,000 shares of common stock.  Participation was limited to six people, most of whom were officers and directors, and two accredited investors. There was no placement agent fee paid in the offering, and no accountable or unaccountable expense allowance. The Company sold 5,700,000 shares of common stock at a rate of $0.05 for $235,000 in cash and $50,000 in a Stock subscription receivable.  In addition, Mr. Jones and Mr. Collard exchanged $50,000 of their notes outstanding (see Note 4) into 1,000,000 shares of common stock at the same rate of $0.05 per share.    There were no warrants issued with the shares.

At March 31, 2016, the Company has 4,365,000 warrants to purchase common stock outstanding with an exercise price of $0.15.   These warrants expire in May 2016.

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

On February 6, 2015, the Board approved a grant of one million options to purchase shares of common stock under the SIP to Directors, Executive Officers and other non-employees’ consultants. The granted options have been valued and recorded using the Black Scholes model. The Black Scholes calculation on the 1,000,000 options that were issued was a fair value of $0.06 per option ($60,000 in total). The SIP was approved by shareholder vote during the January 20, 2015 annual shareholder meeting. The options were fully vested upon grant and recognized as compensation expense for the year ended December 31, 2015.    No options were granted in the first quarter 2016.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

Stock price	$ 0.06
Exercise price	$ 0.06
Expected volatility	230.09%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	1.31%

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013 and 2014	2,990,000	$ 0.20
Granted in 2015	1,000,000	0.06
Outstanding and exercisable at December 31, 2015 and March 31, 2016	3,990,000	$ 0.17

The average remaining contractual term of the options outstanding and exercisable at March 31, 2016 was 1.60 years.  As of March 31, 2016 options outstanding and exercisable had no aggregate intrinsic value.

8.

Subsequent Events

In April, there were on-going legal filings with respect to the previously mentioned legal action involving the SMMI and its former partner at South Mountain (see Note 3).  These filings are mostly procedural in nature. To date, the court has not issued any adverse rulings to the Company and sided with the Company’s proposed litigation schedule.  SMMI continues to pursue a legal remedy that perfects its ownership in the project, and is confident that the court will find in their favor.

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

The Company continued to operate on a limited budget in 2016 while additional financing was sought for the South Mountain Project.  The Company’s plan of operation for the next twelve months, subject to business conditions, will be to continue to finance and advance the South Mountain Project in 2016, which may include the following:

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

Due to Failures and defaults regarding of ISGC II`s management of the South Mountain Project, SMMI was officially inserted as Manager of the OGT LLC by Court Order, ratified on March 1, 2016. SMMI is currently seeking judicial ratification as to the failures and defaults of ISGC under the OGT Operating Agreement, and the Company is confident it will receive them.

Work on the Trout Creek Project will continue in 2016, although the South Mountain Project will still remain the focus.  At the Trout Creek Project, the following is planned:

•

Drill pre-defined drill target on the Joint Exploration area with Newmont Mining.

•

Analyze the drill data, and prepare for further exploration in the 2015/2016 seasons.

•

Continue geophysical interpretation of the valley area. Define potential drill targets and develop additional drill targets for remaining field season of 2016.

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

Status of Owyhee Gold Territory (South Mountain Project)

Currently, the project is in a care and maintenance status while new capital is sought. Thunder Mountain Gold continues conducting due diligence with new capital partners, and has narrowed down the number of potential financing partners that they have been working with to continue advancement of South Mountain.  Management remains optimistic that a capital partner will be selected in the coming months.

There is a possible loss contingency or financial impairment from the ongoing default by ISGC, as the parties continue to engage in discussions as to possible courses of agreement and cure. The Company remains very positive on commencing with development, with expectations that metals markets will strengthen in the coming months.

SMMI as Manager of OGT and the associated assets, continued work on South Mountain Project, including management of the existing permit stipulations and compliance.  The Company applied to Owyhee County Planning and Zoning for a 4-year extension of the Conditional Use Permits in September 2015, for both the South Mountain minesite and millsite. The Commission unanimously granted SMMI the extensions subject to the conditions of the Permits.

Property History

The limited historic production peaked during World War II when, based on smelter receipts, the production of direct shipped ore totaled 53,653 tons containing 3,118 ounces of gold, 566,439 ounces of silver, 13,932 pounds of copper, 2,562,318 pounds of lead and 15,593,061 pounds of zinc.  In addition to the direct-ship ore, a flotation mill was constructed and operated during the late-1940s and early-1950s. The Company purchased South Mountain Mines Inc. in 2008.

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

Lack of an adequate budget prevented drilling during 2015.  However, in early October 2015, the Company signed an Amendment with Newmont USA Limited that modifies and extends the original Trout Creek Joint Exploration Agreement. The extension allows the Company additional time periods to complete work requirements on the project and reduces the yearly work obligations.

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

Employees

At March 31, 2016, SMMI has accrued payroll of $349,000. These salaries were earned in accordance with the OGT LLC operating agreement and have been recorded on SMMI’s books. OGT Management includes SMMI`s Eric Jones, Jim Collord, and Larry Thackery as CFO. These salaries will continue be deferred until a later date.

Results of Operations:

The Company had no revenues and no production for the three months ending March 31, 2016. Total expenses for the three months ending March 31, 2016 increased from the same respective time frame ending 2015 by $11,861, up 5% in total expenses of $224,812. Exploration expenses for the three months ended March 31, 2016, increased by $40,481, when compared to same period in 2015. Legal and accounting decreased from 2015 by the amount of $23,719 for a total of legal and accounting expenses of $109,562. Management and administrative expense decreased by $5,260 or 7%, for a total expense of $69,745. There was a slight increase of $11,861 in expenses is due to ongoing maintenance with the South Mountain Mine project, while SMMI entered into discussions with ISGC over the future of the OGT venture. The Company decided to maintain the cost, of the venture, as its own expenses because it is not clear whether SMMI will be reimbursed by OGT.   During the three months ending March 31, 2016, the Company has recognized expenses of $160,910 it has paid on behalf of OGT. Included in the total expenditures is $75,000 of deferred payroll and legal fees of $73,211 incurred for the quarter ending March 31, 2016.

Liquidity and Capital Resources:

The consolidated financial statements for the period ending March 31, 2016, disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the period ended March 31, 2016, we did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

•

At May 3, 2016, we had $17,110 cash in our bank accounts.

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

For the period ended March 31, 2016, net cash used for operating activities was $164,553, consisting of net loss of $228,591 for the period ended March 31, 2016, reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities. Cash provided by financing activities for period ended March 31, 2016 totaled $227,500.

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

Subsequent Events

In April, there were on-going legal filings with respect to the previously mentioned legal action involving the SMMI and its former partner at South Mountain. These filings are mostly procedural in nature. To date, the court has not issued any adverse rulings to the Company and sided with the Company’s proposed litigation schedule.  SMMI continues to pursue a legal remedy that perfects its ownership in the project, and is confident that the court will find in their favor.

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

On January 18, 2016, Thunder Mountain Gold, Inc. initiated a private offering for an aggregate, 6,700,000 shares of common stock.  Participation was limited to six people, most of whom were officers and directors, and two accredited investors. There was no placement agent fee paid in the offering, and no accountable or unaccountable expense allowance. The Company sold 5,700,000 shares of common stock at a rate of $0.05 for $235,000 in cash and $50,000 in a Stock subscription receivable.  In addition, Mr. Jones and Mr. Collard exchanged $50,000 of their notes outstanding (see Note 4) into 1,000,000 shares of common stock at the same rate of $0.05 per share.    There were no warrants issued with the shares.

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

During the three months ended March 31, 2016, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Consolidated Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

/s/ Eric T. Jones

By

Eric T. Jones

President and Chief Executive Officer

Date: May 13, 2016

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

/s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date; May 13, 2016

22