Form 10-Q
period 2016-09-30
THUNDER MOUNTAIN GOLD INC
filed 2016-11-14
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes☐  No

Indicate by check mark whether the Registrant is  ☐  a large accelerated filer, ☐  an accelerated file, ☐  a non-accelerated filer, or  ☒  a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at November 3:  52,592,549

2

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1:  Financial Statements

3

Item 2.  Management's Discussion and Analysis or Plan of Operation

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

19

Item 4.  Controls and Procedures

19

PART II – OTHER INFORMATION

20

Item 1.  Legal Proceedings.

20

Item 1A. Risk Factors.

20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

20

Item 3.  Defaults Upon Senior Securities.

20

Item 4.  Mine Safety Disclosures

20

Item 5.  Other Information

21

Item 6.  Exhibits

21

SIGNATURES

22

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc. Consolidated Balance Sheets September 30, 2016 and December 31, 2015

	September 30, 2016 (Unaudited)	December 31, 2015

ASSETS

Current assets:
Cash and cash equivalents	$ 56,600	$ 12,143
Prepaid expenses and other assets	30,193	27,556
Total current assets	86,793	39,699

Other assets:
Investment in Owyhee Gold Trust LLC	479,477	479,477
Total assets	$ 566,270	$ 519,176

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$ 103,250	$ 178,786
Accrued related party liability (Note 5)	172,178	123,038
Accrued interest payable to related parties	12,426	-
Accrued payroll (Note 3)	505,000	274,000
Related party notes payable (Note 4)	138,576	171,076
Total current liabilities	931,430	746,900
Commitments and Contingencies (Note 2)
Stockholders' equity (deficit) :
Preferred stock; $0.0001 par value, 5,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized,
52,292,549 and 44,167,549, respectively shares issued and outstanding	52,293	44,168
Additional paid-in capital	4,838,371	4,193,797
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(5,231,624)	(4,441,489)
Total stockholders' equity (deficit)	(365,160)	(227,724)
Total liabilities and stockholders' equity (deficit)	$ 566,270	$ 519,176

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (unaudited)

	Three months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expenses:
Exploration expenses	$49,318	$46,901	$143,138	$119,936
Legal and accounting	64,837	176,201	231,396	272,845
Management and administrative	271,579	82,946	408,414	304,851
Total expenses	385,734	306,048	782,947	697,632

Other income (expense):
Interest expense, related party	(5,074)	(15,000)	(12,426)	(56,337)
Loss on modification of debt	-	(68,726)	-	(68,726)
Foreign exchange gain (loss)	26	-	5,238	-
Total other income (expense)	(5,048)	(83,726)	(7,188)	(125,063)
Net Loss	$(390,782)	$(389,774)	$(790,135)	$(822,695)

Net Loss per common
share-basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common
shares outstanding-basic and diluted	51,173,456	44,167,549	50,667,823	43,259,124

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$ (790,135)	$ (822,695)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on modification of debt	-	68,726
Options issued for services	175,199	60,000
Amortization of related party notes payable discounts	-	11,565
Change in:
Prepaid expenses and other assets	(2,637)	(10,857)
Accounts payable and other accrued liabilities	(75,536)	82,204
Accrued related party liability	49,140	96,038
Accrued interest payable to related parties	12,426	44,695
Accrued payroll	231,000	196,000
Net cash used by operating activities	(400,543)	(274,324)

Cash flows from financing activities:
Proceeds from sale of common stock	285,000	250,000
Proceeds from exercise of common stock warrants	142,500	-
Proceeds from related party notes payable	25,000	-
Payments on related party note payable	(7,500)	-
Net cash provided by financing activities	445,000	250,000

Net increase in cash and cash equivalents	44,457	31,536
Cash and cash equivalents, beginning of period	12,143	31,992
Cash and cash equivalents, end of period	$ 56,600	$7,668

Noncash investing and financing activities:
Stock issued for payments on related parties notes payable	$ 50,000	-
Accrued interest payable converted to related party notes payable	-	$ 33,616

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

Basis of Presentation and Going Concern

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to the Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. For further information, refer to the financial statements and the footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has historically incurred losses and does not have sufficient cash at September 30, 2016 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including options and warrants to purchase the Company’s common stock.  As of September 30, 2016 and 2015, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

For the period ended September 30,	2016	2015
Stock options	4,515,000	3,990,000
Warrants	3,590,000	5,015,000
Total possible dilution	8,105,000	9,005,000

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

On October 1, 2015, the Company signed an Amendment with Newmont USA Limited that modifies and extends the original Trout Creek Joint Exploration Agreement. The extension allows the Company modified work commitments on the project reducing the annual amount to $150,000 of work obligations by October 31, 2016.   See Note 8 Subsequent Events

3.

South Mountain Project

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

On January 27, 2015, SMMI became manager of the OGT under the terms of the November 8, 2012 operating agreement, because ISGC II had effectively resigned under the Agreement. This appointment as Manager was further ratified by a Judge`s Court Order on March 1, 2016.  Beginning in January 2015, SMMI paid OGT’s expenses to ensure ongoing operations at the site. For the nine-month period ending September 30, 2016 and for the year ended December 31, 2015, the Company incurred expenses of $472,183 and $693,592, respectively relating to OGT operations. The Company has recognized these expenses in these consolidated financial statements because, due to the dispute discussed below, it is not clear as to whether SMMI will be reimbursed by OGT.  At September 30, 2016 and December 31, 2015, accrued payroll for services performed relating to the operation of OGT was $505,000 and $274,000, respectively.  The accrued payroll was earned by three of the Company’s officers whose balances at September 30, 2016 are as follows:  Eric Jones, President and Chief Executive Officer - $200,000, James Collord, Vice President and Chief Operating Officer - $200,000, and Larry Thackery, Chief Financial Officer - $105,000.   None of the compensation has been paid.

SMMI maintains that ISGC II did not earn its ownership units, and resigned under the terms of the Operating Agreement, causing SMMI to become manager. ISGC II did not agree that SMMI became manager of OGT in early 2015. However, that disagreement was resolved on March 1, 2016, when a Judge`s Order stipulated that SMMI was in fact Manager.

In December 2015, the Company received service of a Complaint that had been filed but not served on June 22, 2015, namely Idaho State Gold Co. II, LLC, an Idaho limited liability company; and, Owyhee Gold Territory, LLC, an Idaho limited liability company v. Thunder Mountain Gold, Inc. a Nevada corporation, et al.,.  At December 31, 2015, the status of the lawsuit was pending and management is unable to predict the outcome due to the early stages of the litigation.  The probability of loss is unknown and the financial statements did not include any adjustment related to litigation.

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

OGT is the owner of the real property described in the Operating Agreement signed by both parties prior to November 8, 2012, and confirmed by certain Quitclaim Deed and filed on October 31, 2013, without any claim or encumbrance by Defendants; and

c.

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

At December 31, 2015 and September 30, 2016, because of the uncertainty as to the status of OGT and the share allocation between SMMI and ISGC II, the Company has continued to account for its investment at cost and has recognized the expenses incurred in 2015 and the first nine months of 2016 for the operation of OGT.

On June 20, 2016, OGT held a Management Committee of Members meeting in which the 2016/2017 12-month budget was approved in accordance with the operating agreement. ISGC II representatives requested expenditures on the project paid by SMMI so ISGC II could cover its membership proportionate share.    See Note 8 Subsequent Events for the current status of OGT.

4.  Related Party Notes Payable

On December 9, 2014, the Company executed two promissory notes payable to directors, Eric Jones and Jim Collord. The amount of the notes was $25,000 each for a total of $50,000, and identical in terms. The interest rate on these notes is 10% per month of the principal balance. The notes were due in full no later than July 1, 2015 and had a minimum amount due of 5 months of interest if the notes are paid back earlier.

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

During November and December of 2015, Jim Collord and Eric Jones advanced additional funds of $30,000 and $27,460 respectively.  On the due date of the notes, December 31, 2015, these notes were extended to April 11, 2016.   In connection with this extension, the accrued interest balance of $30,000 was added to the principal balance resulting in a new outstanding principal balance of $171,076.   Additionally, the interest rate was changed to 1% per month and the conversion feature was eliminated.  These notes have been extended to December 31, 2016.

On January 18, 2016, the Company initiated a private offering for an aggregate, 6,700,000 shares of common stock.  In connection with this offering, Jim Collord and Eric Jones exchanged $25,000 each from their related notes payables for a total of 1 million shares (see Note 6).  During the nine months ended September 30, 2016, the Company paid $7,500 on Mr. Jones’ outstanding note balance.

On July 8, 2016, the Company executed two promissory notes payable to directors, Eric Jones and Jim Collord. The amount of the notes was $15,000 and $10,000 respectively for a total of $25,000. The terms of these note are identical with a 2% interest rate accrued per month for a term of two months.  At September 30, 2016, the notes payable balances were $66,768 and $71,808 for Mr. Jones and Mr. Collord, respectively.  Also at September 30, 2016, accrued interest payable balances were $5,918 and $6,508 for Mr. Jones and Mr. Collord, respectively. These notes originally had a term of two months buthave been extended to December 31, 2016.

5.

Related Party Transactions

In addition to the related party notes payable discussed in Note 4, the Company has engaged Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services in the OGT matter (see Note 3).  Legal expenses of $54,000 and $123,108 have been incurred for these services during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.  At September 30, 2016 and December 31, 2015, the amounts due to Baird are $172,177 and $123,038, respectively.

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

On May 12, 2016, the Company extended the expiration of 5,015,000 outstanding warrants issued during 2014 for an additional 6 months (November 24, 2016).  The Company also reduced the exercise price from $0.15 to $0.10.

During the quarter ended September 30, 2016, certain warrant holders exercised 1,425,000 warrants for shares of common stock at a price of $0.10 per share for proceeds of $142,500. There was no placement agent fee paid in warrant exercise, and no accountable or unaccountable expense allowance.

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

Effective July 20, 2016 the Company, granted 2,525,000 stock options to directors, officers, employees and consultants of the Company and its affiliates to purchase common shares in the capital stock of the Company. The options are exercisable on or before July 20, 2021 at a price of $0.10 per share.  After this grant, the Company has 4,765,000 outstanding stock options that represent 9.4% of the issued and outstanding shares of common stock.

The fair value of the options was determined to be $175,199 using the Black Scholes model.  The options were fully vested upon grant and recognized as compensation expense for the quarter ended September 30, 2016.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

Stock price	$ 0.07
Exercise price	$ 0.10
Expected volatility	238.9%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	1.15%

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2015	1,990,000	$ 0.07
Granted in 2016	2,525,000	0.10
Outstanding and exercisable September 30, 2016	4,515,000	$ 0.09

The average remaining contractual term of the options outstanding and exercisable at September 30, 2016 was 3.80 years.  As of September 30, 2016, options outstanding and exercisable had no aggregate intrinsic value.

8.

Subsequent Events

On October 27, 2016 at the Company terminated the exploration agreement with Newmont Mining Corporation (“Newmont”) on the Trout Creek Project. The reason for the decision was to devote the Company’s resources to other projects.

On November 4, 2016, a stipulation was filed in Fourth District Court of Idaho dismissing the previously mentioned Complaint (see Note 3), Case No. CV OC 1510506 (the “Lawsuit”), regarding Idaho State Gold Co. II (ISGC II or ISGC), LLC, an Idaho limited liability company; and, Owyhee Gold Territory, LLC (OGT), an Idaho limited liability company v. Thunder Mountain Gold, Inc. a Nevada corporation, et al.  The Complaint also named South Mountain Mines, Inc. (SMMI) and Thunder Mountain Resources, both of which are wholly-owned subsidiaries of the Company. Based upon the negotiations among the Parties, they have agreed upon acceptable terms for a settlement and release of any and all Claims the Parties may have against each other.

Under the terms of the settlement, SMMI will manage and retain 75% ownership in the OGT, with ISGC II retaining 25% ownership but no management control. OGT will be managed by SMMI under a new operating agreement signed by both parties, and will exist as a holding company, with the real assets taken out and advanced by SMMI under an industry standard Mining Lease with Option to Purchase Agreement. OGT will retain a capped five-million dollar ($5,000,000) Net Returns Royalty, paid quarterly at 5% of the net profits of the project when it begins producing.  There is also a $5,000 per year lease payment due to OGT.  The lease purchase and ISGC II`s 25% interest in OGT sunsets upon the payment of $5,000,000 to OGT.

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

During the second Quarter, there were on-going legal filings with respect to the previously mentioned legal action involving the SMMI and its former partner at South Mountain.  Based upon the negotiations among the Parties, they have agreed upon acceptable terms for a settlement and release of any and all Claims the Parties may have against each other.

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

All those certain unpatented lode claims situated in Lander County, Nevada, more particularly described as follows below:

Name of Claim	Lander Co. Doc. No.	BLM NMC No.
TC-1	0248677	965652
TC-2	0248678	965653
TC-3	0248679	965654
TC-4	0248680	965655
TC-5	0248681	965656
TC-6	0248682	965657
TC-7	0248683	965658
TC-8	0248684	965659
TC-9	0248685	965660
TC-10	0248686	965661
TC-11	0248687	965662
TC-12	0248688	965663
TC-31	0248707	965682
TC-32	0248708	965683
TC-51	0248727	965702
TC-52	0248728	965703
TC-53	0248729	965704
TC-54	0248730	965705
TC-55	0248731	965706
TC-56	0248732	965707
TC-57	0248733	965708
TC-58	0248734	965709
TC-59	0251576	988946
TC-60	0251577	988947
TC-61	0251578	988948
TC-62	0251579	988949
TC-63	0251580	988950
TC-64	0251581	988951
TC-65	0251582	988952
TC-66	0251583	988953
TC-67	0251584	988954
TC-68	0251585	988955
TC-69	0251586	988956
TC-70	0251587	988957
TC-71	0251588	988958
TC-72	0251589	988959
TC-73	0251590	988960
TC-74	0251591	988961
TC-75	0251592	988962
TC-76	0251593	988963
TC-77	0251594	988964
TC-78	0251595	988965
TC-79	0251596	988966
TC-80	0251597	988967

Name of Claim	Lander Co. Doc. No.	BLM NMC No.
TC-81	0251598	988968
TC-82	0251599	988969
TC-83	0251600	988970
TC-84	0251601	988971
TC-85	0251602	988972
TC-86	0251603	988973
TC-87	0251604	988974
TC-88	0251605	988975
TC-89	0251606	988976
TC-90	0251607	988977
TC-91	0251608	988978
TC-92	0251609	988979
TC-93	0251610	988980
TC-94	0251611	988981
TC-95	0251612	988982
TC-96	0251613	988983

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

Employees

At September 30, 2016, SMMI has accrued payroll of $505,000. These salaries were earned in accordance with the OGT LLC operating agreement and have been recorded on SMMI’s books. OGT Management includes SMMI`s Eric Jones, Jim Collord, and Larry Thackery as CFO. These salaries will continue be deferred until a later date.

Results of Operations:

The Company recognized no revenues and had no production for the Nine Months ending September 30, 2016. Total operating expenses for the Nine Months ending September 30, 2016 increased from the same respective time frame ending 2015 by $85,315, up 10.9% in total expenses of $782,947. Exploration expenses for the Nine Months ended September 30, 2016 increased by $23,202 when compared to same period in 2015. Legal and accounting decreased from 2015 by the amount of $41,449 for a total of legal and accounting expenses of $231,396. Management and administrative expense increased by $103,562 or 25.36%, for a total expense of $408,414.

The increase of $85,315 in total expenses is due to the grant of 2,525,000 stock options to purchase shares of common stock under the Stock Incentive Program (SIP) to Directors, Executive Officers and other non-employees’ consultants. This resulted in a $175,199 expense to Management and administrative.

The Company still maintains the cost, of South Mountain Mine project, as its own expenses because it is not clear whether SMMI will be reimbursed by OGT.   During the Nine Months ending September 30, 2016, the Company has recognized expenses of $472,183 it has expensed into South Mountain Mining, Inc. Included in the total expenditures is $231,000 of deferred payroll and legal fees of $170,657 incurred for the Nine Months ending September 30, 2016.

Liquidity and Capital Resources:

The consolidated financial statements for the period ending September 30, 2016, disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the period ended September 30, 2016, we did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

•

At November 3, 2016, we had $63,918 cash in our bank accounts.

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

For the period ended September 30, 2016, net cash used for operating activities was $400,543, consisting of net loss of $790,135 for the period ended September 30, 2016, reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities. Cash provided by financing activities for period ended September 30, 2016 totaled $445,000

Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from a public offering, a private placement, mergers, farm-outs or loans.

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

On January 18, 2016, Thunder Mountain Gold, Inc. initiated a private offering to purchase, in the aggregate, 6,700,000 shares of common stock. There was no minimum offering.  The minimum individual subscription was $25,000 for non-insiders.  Participation was limited to six people, most of whom were officers and directors, and two accredited investors. There was no placement agent fee paid in the offering, and no accountable or unaccountable expense allowance.  The closing date for the financing was January 22, 2016, and the Company received $285,000 in cash proceeds and $50,000 as a reduction of related party notes payable.

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

Subsequent Events

On October 27, 2016 at the Company decided to terminate the exploration agreement with Newmont Mining Corporation (“Newmont”) on the Trout Creek Project. The reason for the decision was to concentrate the Company’s finances'.

On November 4, 2016, a motion was filed in Fourth District Court of Idaho Dismissing the previously mentioned Complaint, Case No. CV OC 1510506 (the “Lawsuit”), regarding Idaho State Gold Co. II (ISGC II or ISGC), LLC, an Idaho limited liability company;and, Owyhee Gold Territory, LLC (OGT), an Idaho limited liability company v. Thunder Mountain Gold, Inc. a Nevada corporation, et al.  The Complaint also named South Mountain Mines, Inc. (SMMI) and Thunder Mountain Resources, both of which are wholly-owned subsidiaries of the Company. Based upon the negotiations among the Parties, they have agreed upon acceptable terms for a settlement and release of any and all Claims the Parties may have against each other.

Under the terms of the settlement, SMMI will manage and retain 75% ownership in the OGT, with ISGC II retaining 25% ownership but no management control. OGT will be managed by SMMI under a new operating agreement signed by both parties, and will exist as a holding company, with the real assets taken out and advanced by SMMI under an industry standard Mining Lease with Option to Purchase Agreement. OGT will retain a capped five-million dollar ($5,000,000) Net Returns Royalty, paid quarterly at 5% of the net profits of the project when it begins producing.  There is also a $5,000 per year lease payment due to OGT.  The lease purchase and ISGC II`s 25% interest in OGT sunsets upon the payment of $5,000,000 to OGT.

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

On January 18, 2016, Thunder Mountain Gold, Inc. initiated a private offering for an aggregate, 6,700,000 shares of common stock.  Participation was limited to six people, most of whom were officers and directors, and two accredited investors. There was no placement agent fee paid in the offering, and no accountable or unaccountable expense allowance. The Company sold 5,700,000 shares of common stock at a rate of $0.05 for $285,000 in cash.  In addition, Mr. Jones and Mr. Collord exchanged $50,000 of their notes outstanding (see Note 4) into 1,000,000 shares of common stock at the same rate of $0.05 per share.    There were no warrants issued with the shares.

During July of 2016, Company received subscriptions from the exercising of outstanding warrants.  These warrants were issued as part of the units sold during the previously announced Private Placement that closed on November 24, 2014. These warrants were 18-month warrants, and set to expire on May 24, 2016, but were extended for six additional months to November 24, 2016, and also discounted from the issued strike price of $0.15 down to $0.10 On May 12, 2016, the Company extended the expiration date of five million (5,015,000) outstanding warrants issued during 2014 for an additional 6 months (November 24, 2016).  The Company also reduced the exercise price from $0.15 to $0.10.

The quarter ended September 30, 2016, the Company received subscriptions from the exercising of outstanding warrants. Certain warrant holders exercised 1,425,000 warrants for shares of common stock at a price of $0.10 per share for proceeds of $142,500. There was no placement agent fee paid in warrant exercise, and no accountable or unaccountable expense allowance.

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

During the three months ended September 30, 2016, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Consolidated Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

/s/ Eric T. Jones

By

Eric T. Jones

President and Chief Executive Officer

Date: November 14, 2016

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

/s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date; November 14, 2016

22