Form 10-K
period 2016-12-31
THUNDER MOUNTAIN GOLD INC
filed 2017-03-30
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large Accelerated Filer   ☐   Accelerated Filer   ☐   Non-Accelerated Filer   ☐   Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $ 4,599,851 as of June 30, 2016.

The number of shares of the Registrant’s Common Stock outstanding as of March 13, 2017, was 54,680,579

Documents Incorporated by Reference:  Form 8-K, filed November 14, 2016

THUNDER MOUNTAIN GOLD, INC.

Form 10-K

December 31, 2016

Table of Contents

PART I

3

ITEM 1 -    DESCRIPTION OF BUSINESS

3

ITEM 1A - RISK FACTORS

4

ITEM 1B - UNRESOLVED STAFF COMMENTS

7

ITEM 2 -    DESCRIPTION OF PROPERTIES

7

ITEM 3 -    LEGAL  PROCEEDINGS

11

ITEM 4 –   MINE SAFETY DISCLOSURES

12

PART II

13

ITEM 5 -    MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

13

ITEM 6 -    SELECTED FINANCIAL DATA

15

ITEM 7 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

15

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

19

ITEM 8 -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

20

ITEM 9 –    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

20

ITEM 9A - CONTROLS AND PROCEDURES

35

ITEM 9B - OTHER INFORMATION

36

PART III

37

ITEM 10 -  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

37

ITEM 11 -  EXECUTIVE COMPENSATION

41

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

43

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

44

ITEM 14 -  PRINCIPAL ACCOUNTING FEES AND SERVICES

45

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

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes (“Notes”) thereto for the fiscal year ending December 31, 2016.  The following statements may be forward looking in nature and actual results may differ materially.

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

Change in Situs and Authorized Capital

The Company moved its situs from Idaho to Nevada, but maintains its corporate offices at 11770 W. President Drive, Ste. F, Boise, Idaho. On December 10, 2007, articles of incorporation were filed with the Secretary of State in Nevada for Thunder Mountain Gold, Inc., a Nevada Corporation.  The Directors of Thunder Mountain Gold, Inc. (Nevada) were the same as for Thunder Mountain Gold, Inc. (Idaho).

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

On November 4, 2016, the Company entered into a Settlement Agreement between ISGC II and, SMMI.  This Settlement was judicially-ratified on November 9, 2016.  These developments have been previously filed and reported to the Securities Exchange Commission on November 14, 2016, per the Company’s 8(k). SMMI is the Manager, and has 75% ownership in the OGT, with ISGC II retaining 25% ownership, capped at $5 million, and no management control.

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

Our only continuing source of funds is through sales of equity positions received from investors, which may not be sufficient to sustain our operations.  Any additional funds required would have to come from the issuance of debt, the sale of our common stock, or sale of a property interest.  There is no guarantee that funds would be available from either source.  If we are unsuccessful in raising additional funds, we will not be able to develop our properties and will be forced to liquidate assets.

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

At December 31, 2016, we had current assets of $142,087.  We are planning to raise additional funds in 2017 to meet our current operating and capital requirements for the next 12 months and beyond. However, we have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For the year ended December 31, 2016 net cash used for operating activities was $555,459.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from public offerings, private placements or loans.

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

We believe that there is substantial doubt about our ability to continue as a going concern

We have never generated net income from our exploration efforts and we have incurred significant net losses in each year since inception. Our accumulated deficit as of December 31, 2016, was $5,484,806. We expect to continue to incur substantial additional losses for the foreseeable future, and we may never become profitable. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate and ultimately extract our proven or probable precious metals reserves, if any, our ability to generate positive net revenues and our ability to reduce our operating costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because we will incur exploration costs and do not expect to generate revenue.  Continued failure to generate revenues could cause us to go out of business.

Our financial statements, for the year ended December 31, 2016, were audited by our independent registered public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern.

We believe that there is substantial doubt about our ability to continue as a going concern due to our total accumulated deficit of $5,484,806 as of December 31, 2016.  Our plans for our continuation as a going concern include financing our operations through sales of unregistered common stock and the exercising of stock options by our officers, directors and originators. If we are not successful with our plans, equity holders could then lose all or a substantial portion of their investment.

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

During that time, it may not be economically feasible to produce those minerals. Establishing ore reserves requires us to make substantial capital expenditures and, in the case of new properties, to construct mining and processing facilities. As a result of these costs and uncertainties, we will not be able to develop any potentially economic mineral deposits.

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

We have no insurance against any of these risks. To the extent we are subject to environmental liabilities, we would have to pay for these liabilities. Moreover, in the event that we ever become an operator of a mine, and unable to fully pay for the cost of remedying an environmental problem, should it occur, we might be required to suspend operations or enter into other interim compliance measures.

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

The Company has recorded $65,000 of liabilities in Accrued Reclamation cost regarding the South Mountain Mine project. Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Once we undertake any trenching or drilling activities, a reclamation bond and a permit will be required under applicable laws. Currently, we have no obligations for financial assurances of any kind, and are unable to undertake any trenching, drilling, or development on any of our properties until we obtain financial assurances pursuant to applicable regulations to cover potential liabilities.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to perform an evaluation of our internal controls over financial reporting.  We have prepared an internal plan of action for compliance with the requirements of Section 404, and have completed our effectiveness evaluation. We have reported that our internal controls over financial reporting are ineffective.  Continuing compliance with the requirements of Section 404 is expected to be expensive and time-consuming. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2 - DESCRIPTION OF PROPERTIES

The Company, including its subsidiaries, owns rights to claims and properties in the mining areas of Nevada and Idaho, which includes its South Mountain Property in Idaho, and its Trout Creek Property in Nevada.

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

On November 8, 2012, SMMI and Idaho State Gold Company II LLC (“ISGC”) formed Owyhee Gold Trust, LLC, (“OGT”) a limited liability corporation. The name was later changed to Owyhee Gold Territory LLC.  As a result of the Settlement of litigation involving the foregoing parties, SMMI is the Manager, and has 75% ownership in the OGT, with ISGC II retaining 25% ownership, capped at $5 million with no management control. Concurrent with the Settlement, the hard assets were moved out of OGT and into SMMI through industry standard agreements. The material terms of the Settlement Agreement are as follows: (i) SMMI will manage and retain 75% ownership in the OGT, with ISGC II retaining 25% ownership, which is capped at $5 million, and no management control for ISGC II; (ii) OGT will be managed by SMMI under a new operating agreement signed by both parties, and will exist as a holding company, with the real property assets (and certain delineated personal property) taken out and advanced by SMMI under an industry standard Mining Lease with Option to Purchase Agreement; (iii) OGT will retain a capped five-million dollar ($5,000,000) Net Returns Royalty, paid quarterly at 5% of the net profits of the project when it begins producing, which is credited to ISGC II; (iv) there is also a $5,000 per year lease payment due to OGT.  The lease purchase option is triggered, and ISGC II`s 25% interest in OGT sunsets, upon the payment of $5,000,000 to OGT.

The land package at South Mountain consists of a total of approximately 1,518 acres, consisting of (i) 17 patented claims (326 acres) and 360 acres of private land; (ii) lease on private ranch land (542 acres); and, (iii) 21 unpatented lode mining claims on BLM managed land (290 acres).  All holdings are located in the South Mountain Mining District, Owyhee County, Idaho.

The Company’s plan of operation for the next twelve months, subject to business conditions, will be to continue to advance the South Mountain Project, including continued baseline environmental and engineering work necessary to complete the Feasibility Study, and work on the Trout Creek Project, with the following work planned:

o

Prepare to drill a pre-defined drill target on that were previously identified with Newmont Mining.

o

Analyze the drill data, and prepare for further exploration in the 2016/2017 seasons.

o

Continue geophysical interpretation of the valley area. Define potential drill targets and develop additional drill targets for remaining field season in 2017 and beyond, depending upon the results.

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

Trout Creek Project, Lander County, Nevada

The Trout Creek gold exploration project is a pediment target located along the western flank of the Shoshone Mountain Range in the Reese River Valley in Lander County, Nevada. The claim package consists of 78 unpatented mining claims (approximately 1560 acres) that are situated along a recognizable structural zone in the Eureka-Battle Mountain mineralized gold trend.  Thunder Mountain had a joint venture agreement with Newmont Mining on some of their adjoining mineral rights sections, but on October 27, 2016 the Company terminated the exploration agreement with Newmont Mining Corporation in order to concentrate their efforts on the South Mountain Project.  The Company retained the 78 claim package by paying annual fees to BLM of $3,255 and Lander County $940 fees.

The Project is located approximately 155 air miles northeast of Reno, Nevada, or approximately 20 miles SW of Battle Mountain, Nevada, in Sections 10, 11, 14, 16, 21, 22, 27; T.29N.; R.44E. Mount Diablo Baseline & Meridian, Lander County, Nevada. Latitude:   40    23’ 36” North, Longitude: 117   00’ 58” West. The property is accessible by traveling south from Battle Mountain Nevada on state highway 305, which is paved. The project is generally accessible year round and there are no improvements on the property.

The Trout Creek target is based on a regional gravity anomaly on a well-defined northwest-southeast trending break in the alluvial fill thickness and underlying bedrock.  Previous geophysical work in the 1980s revealed an airborne magnetic anomaly associated with the same structure, and this was further verified and outlined in 2008 by Company personnel using a ground magnetometer. The target is covered by alluvial fan deposits of generally unknown thickness shed from the adjacent Shoshone Range, a fault block mountain range composed of Paleozoic sediments of both upper and lower plate rocks of the Roberts Mountains thrust.

An extensive data package on the area was made available by Newmont to Thunder Mountain Gold during the joint venture period (2011-2016) that significantly enhanced the target area. This, along with fieldwork consisting of mapping and sampling the altered and mineralized structures that can be followed through the Shoshone Range.  Of importance is that these structures align with the Cortez-Pipeline deposits and the Phoenix deposit (part of the Eureka-Battle Mountain-Getchell Trend).

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

The Company hopes to conduct further exploration in the future on this attractive pediment target.

Name of Claim	Lander Co. Doc. No.	BLM NMC No.
TC-1	0248677	965652
TC-2	0248678	965653
TC-3	0248679	965654
TC-4	0248680	965655
TC-5	0248681	965656
TC-6	0248682	965657
TC-7	0248683	965658
TC-8	0248684	965659
TC-9	0248685	965660
TC-10	0248686	965661
TC-11	0248687	965662
TC-12	0248688	965663
TC-31	0248707	965682
TC-32	0248708	965683
TC-51	0248727	965702
TC-52	0248728	965703
TC-53	0248729	965704
TC-54	0248730	965705
TC-55	0248731	965706
TC-56	0248732	965707
TC-57	0248733	965708
TC-58	0248734	965709
TC-59	0251576	988946
TC-60	0251577	988947
TC-61	0251578	988948
TC-62	0251579	988949
TC-63	0251580	988950
TC-64	0251581	988951
TC-65	0251582	988952
TC-66	0251583	988953
TC-67	0251584	988954
TC-68	0251585	988955
TC-69	0251586	988956
TC-70	0251587	988957
TC-71	0251588	988958
TC-72	0251589	988959

Name of Claim	Lander Co. Doc. No.	BLM NMC No.
TC-73	0251590	988960
TC-74	0251591	988961
TC-76	0251593	988963
TC-77	0251594	988964
TC-78	0251595	988965
TC-79	0251596	988966
TC-80	0251597	988967
TC-81	0251598	988968
TC-82	0251599	988969
TC-83	0251600	988970
TC-84	0251601	988971
TC-85	0251602	988972
TC-86	0251603	988973
TC-87	0251604	988974
TC-88	0251605	988975
TC-89	0251606	988976
TC-90	0251607	988977
TC-91	0251608	988978
TC-92	0251609	988979
TC-93	0251610	988980
TC-94	0251611	988981
TC-95	0251612	988982
TC-96	0251613	988983

The Company anticipates that funding will be available during the 2017 season and one or two reverse circulation holes can test the bedrock beneath the gravel along the mineralized structures.

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

Employees

At December 31, 2016, SMMI has accrued payroll of $568,500. These salaries were earned in accordance with the OGT LLC operating agreement and have been recorded on SMMI’s books. OGT Management includes SMMI`s Eric Jones, Jim Collord, and Larry Thackery as CFO. These salaries will continue to be deferred until a later date.

ITEM 3 - LEGAL PROCEEDINGS

The Company was named in a Complaint filed in Ada County District Court, State of Idaho, styled Idaho State Gold Co. II, LLC, an Idaho limited liability company; and, Owyhee Gold Territory, LLC, an Idaho limited liability company v. Thunder Mountain Gold, Inc. a Nevada corporation, et al., Case No. CV OC 1510506 (the “Lawsuit”).  The Complaint also named as defendants South Mountain Mines, Inc. and Thunder Mountain Resources, both of which are Nevada corporations, wholly-owned by THMG.

On November 4, 2016, the Company entered into a Settlement Agreement with Idaho State Gold Co. II (ISGC II or ISGC), LLC, an Idaho limited liability company; and, Owyhee Gold Territory, LLC (OGT), an Idaho limited liability company.  The material terms of the Settlement Agreement were as follows: (i) SMMI will manage and retain 75% ownership in the OGT, with ISGC II retaining 25% ownership, capped at $5 million, but no management control; (ii) OGT will be managed by SMMI under a new operating agreement signed by both parties, and will exist as a holding company, with the real assets taken out and advanced by SMMI under an industry standard Mining Lease with Option to Purchase Agreement; (iii) OGT will retain a capped five-million dollar ($5,000,000) Net Returns Royalty, paid quarterly at 5% of the net profits of the project when it begins producing; (iv) There is also a $5,000 per year lease payment due to OGT.  The lease purchase and ISGC II`s 25% interest in OGT sunsets upon the payment of $5,000,000 to OGT.

On November 4, 2016, a stipulation was filed in Fourth District Court of Idaho dismissing the previously mentioned Lawsuit, together with a release of any and all Claims the Parties may have against each other. The Court dismissed with prejudice the Lawsuit, and the Company has no other litigation pending.

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

On September 24, 2010, the Company’s common stock also began trading on the TSX Venture Exchange (“TSX-V”) in Canada and is quoted under the trading symbol “THM”

The following table illustrates the average high/low price of our common stock for both the OTCBB and TSX-V for the last two (2) fiscal years 2016 and 2015:

	OTCQB (US$)		TSX-V(Cdn$)(1)
PERIOD(2)	HIGH	LOW	HIGH	LOW
2016
First Quarter	$ 0.05	$ 0.05	$ 0.09	$ 0.09
Second Quarter	$ 0.13	$ 0.13	$ 0.15	$ 0.15
Third Quarter	$ 0.15	$ 0.15	$ 0.16	$ 0.16
Fourth Quarter	$ 0.08	$ 0.08	$ 0.14	$ 0.14

2015
First Quarter	$ 0.07	$ 0.07	$ 0.05	$ 0.05
Second Quarter	$ 0.05	$ 0.05	$ 0.05	$ 0.05
Third Quarter	$ 0.04	$ 0.04	$ 0.11	$ 0.11
Fourth Quarter	$ 0.05	$ 0.05	$ 0.12	$ 0.12

At December 31, 2016, the price per share quoted on the OTCQB was $0.05 and Cdn$0.12 on the TSX-V.

(1)  Our common stock began trading on the TSX-V on September 24, 2010.

(2)  Quarters indicate calendar year quarters.

Holders:

As of December 31, 2016 there were approximately 1,548 shareholders of record of the Company’s common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Transfer Agent:

Our independent stock transfer agent in the United States is Computershare Shareholder Services, located at 8742 Lucent Blvd., Suite 225, Highlands Ranch, CO 80129. In Canada, our Agent is Computershare, TORU - Toronto, University Ave, 100 University Ave, 8th Floor, Toronto, ON M5J 2Y1, CANADA

Dividends:

No dividends were paid by the Registrant in 2016 or 2015, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans:

On July 17, 2011, the Company Shareholders approved the Company`s Stock Incentive Plan (SIP), and subsequently a grant of 2.0 million options under the SIP to Directors, Executive Officers and other non-employee consultants. These options were unanimously approved for issuance by the Board on August 24, 2010, subject to Shareholder approval of its SIP. The options have a strike price of $0.27. The option certificates will reflect the actual date of the SIP by shareholders, which was July 17, 2011.

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

On November 29, 2012 the Board approved a grant of 990,000 options under the SIP to Directors, Executive Officers and other non-employee consultants. Shareholder approval for the award was granted on April 30, 2013. The options immediately vested. Management valued the options as of the date of grant using a Black-Scholes option pricing model resulting in $89,038 expense being recorded.

On February 6, 2015, the Board approved a grant of one million options under the SIP to Directors, Executive Officers and other non-employees’ consultants. The options have a strike price of $0.06. The option certificates will reflect the actual date of the issuance of February 6, 2015.  The SIP was approved by shareholder during the January 20, 2015 annual shareholder meeting.

In July 2016, the Company granted 2,525,000 stock options to directors, officers, employees and consultants of the Company and its affiliates to purchase common shares of the Company. The options are exercisable on or before July 20, 2021 at a price of $0.10 per share.  After this grant, the Company has 4,765,000 outstanding stock options that represent 8.7% of the issued and outstanding shares of common stock.

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

On January 18, 2016, Thunder Mountain Gold, Inc. initiated a private offering to sell, in the aggregate, 6,700,000 shares of common stock. There was no minimum offering.  The minimum individual subscription was $25,000 for non-insiders.  Participation was limited to six people, most of whom were officers and directors, and two accredited investors. There was no placement agent fee paid in the offering, and no accountable or unaccountable expense allowance. The closing date for the financing was January 22, 2016, and the Company received $335,000 in total proceeds.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fiscal year ended December 31, 2016, the Company had no purchases of common stock. However, several insiders purchased shares as “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

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

The Company’s financial position remained unchanged during the year of 2016, as metals commodity markets have improved dramatically during 2016.  Equity markets may strengthen periodically in response to favorable price movements in certain metals during 2017, providing some companies with the opportunity to take advantage of short periods of positive sentiment in the market. However, until metal price momentum across the board becomes bullish, equity financing in the mining industry will remain challenging. Analyst estimates for the remainder of 2017 are for stabilizing precious metals markets, and improving prices for zinc.

On March 5, 2017, Mr. Paul Beckman was added to the Board of Directors of the Company.  Mr. Beckman is a valued shareholder, and energetic supporter of the Company.

Due to Failures and defaults regarding of ISGC II`s management of the South Mountain Project, SMMI was officially inserted as Manager of the OGT LLC by Court Order, ratified on March 1, 2016. On November 4, 2016, the Company entered a Settlement Agreement between ISGC II and, SMMI.  This Settlement was judicially-ratified on November 9, 2016.  These developments have been previously filed and reported to the Securities Exchange Commission on November 14, 2016, per the Company’s 8K.

The material terms of the Settlement Agreement are as follows: (i) SMMI will manage and retain 75% ownership in the OGT, with ISGC II retaining 25% ownership, capped at $5 million, but no management control; (ii) OGT will be managed by SMMI under a new operating agreement signed by both parties, and will exist as a holding company, with the real property assets (and certain delineated personal property) taken out and advanced by SMMI.

The Company continued to operate on a limited budget during 2016 while funding the maintenance of the South Mountain Project during which additional financing is being sought for the Project.  The Company’s plan of operation for the next twelve months, subject to business conditions, will be to continue to develop the South Mountain Project and complete an industry standard Feasibility Study.

Work on the Trout Creek Project will continue in 2017, although the South Mountain Project will still remain the focus.  At the Trout Creek Project, the following is planned:

•

Drill pre-defined drill targets that were established during the Joint Exploration Agreement with Newmont Mining.

•

Analyze the drill data, and prepare for further exploration in the 2017/2018 season.

•

Continue geophysical interpretation of the valley area. Define and develop additional drill targets for remaining field season of 2017.

Results of Operations:

As part of this Settlement Agreement there is a $5,000 per year lease payment due to OGT. The Company had no revenues and no production for 2016 or 2015. Total expenses for 2016 increased from the prior year by $142,599, up 16.15% in total expenses of $1,025,832. Exploration expenses for the year ended December 31, 2016, increased by $32,252, when compared to year end 2016. Legal and accounting decreased from 2015 by the amount of $26,016 for a total of legal and accounting expenses of $316,966. Management and administrative expense increased $121,316 or 32.44%, for a total expense of $495,292.

The increase of $85,315 in total expenses is due to the grant of 2,525,000 stock options to purchase shares of common stock under the Stock Incentive Program (SIP) to Directors, Executive Officers and other non-employees’ consultants. This resulted in a $175,199 expense to Management and administrative.

On November 6, 2016, the Company entered a Settlement Agreement between ISGC II and, SMMI, regarding the Owyhee Gold Territory LLC (OGT). Under the terms of this agreement equipment assets were transferred to SMMI resulting in the Company recognizing two months of depreciation of $15,047 for the year ending December 31, 2016. The increase in expenses is due to ongoing maintenance with the South Mountain Mine project. During 2015 and through the settlement date (November, 6, 2016), the Company managed the South Mountain mineral interests and recognized expenses as Company expenses.   For the year ending December 31, 2016 and 2015, the Company incurred expenses of $637,075 and $693,592, respectively, relating to the South Mountain Project.

Liquidity and Capital Resources:

The consolidated financial statements for the period ending December 31, 2016, disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the period ended December 31, 2016, we did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

While the Company does not currently have cash sufficient to support the currently planned aggressive exploration work at South Mountain, we believe that the survivability of Thunder Mountain Gold can be aided by the following:

•

At March 7, 2017, we had $32,991 cash in our bank accounts.

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

For the period ended December 31, 2016, net cash used for operating activities was $555,459, consisting of net loss of $1,038,317 for the period ended December 31, 2016, reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities. Cash provided by financing activities for period ended December 31, 2016 totaled $651,500

Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from a public offering, a private placement, mergers, farm-outs or loans.

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

Private Placement

On February 28, 2015, the Company entered into a subscription agreement with two individuals whereby the company sold 4,000,000 shares, at US$0.05 per share. There were no warrants associated with the subscriptions. As of March 15, 2015, the Company has issued the 4,000,000 shares under this agreement, and the placement is closed.

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

Subsequent Events

On March 21, 2017, the Board of Directors Compensation Committee awarded three Directors with Stock Options in accordance with the Company`s Stock Incentive Plan. 400,000 options were issued to two Directors at $0.09 per share, and 200,000 options were issued to another Director at $0.10 per share.

Off Balance-Sheet Arrangements:

During the 12 months ended December 31, 2016 and 2015, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

During 2008 and 2009, three lease arrangements were made with land owners that own land parcels adjacent to the Company’s South Mountain patented and unpatented mining claims.  The leases were for a seven-year period, with options to renew, with annual payments (based on $20 per acre) listed in the following table.  The leases have no work requirements.

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years
Acree Lease (yearly, June)(1)	$27,120	$3,390	$6,780	$6,780	$10,170
Lowry Lease (yearly, October)(1)(2)	$90,240	$11,280	$22,560	$22,560	$33,840
Herman Lease (yearly, April) (1)	$ 15,120	$1,680	$3,360	$3,360	$6,720
OGT LLC(3)	$50,000	$5,000	$10,000	$10,000	$25,000
Total	$182,480	$21,350	$42,700	$42,700	$75,730

(1)

Amounts shown are for the lease periods years 4 through 7, a total of 1 years that remains after 2013, the second year of the lease period. Lease was extended an additional 10 years at $30/acre.

(2)

The Lowry lease has an early buy-out provision for 50% of the remaining amounts owed in the event the Company desires to drop the lease prior to the end of the first seven-year period.

(3)  OGT LLC, managed by the Companies wholly-owned subsidiary SMMI, receives a $5,000 per year payment for up to 10 years, or until a $5 million capped NPI Royalty is paid.

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

d)

Investments. In a joint venture where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of non-controlling interest.  In determining whether significant influences exist, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets at December 31, 2016 and 2015	22

Consolidated Statements of Operations
for the years ended December 31, 2016 and 2015	23

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015	24

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended
December 31, 2016 and 2015	25

Notes to Consolidated Financial Statements	26 - 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Thunder Mountain Gold, Inc.

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thunder Mountain Gold, Inc. as of December 31, 2016 and 2015, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial losses, has no recurring source of revenue, and has an accumulated deficit at December 31, 2016. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.

Spokane, Washington

March 23, 2017

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets
December 31, 2016 and December 31, 2015
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$ 108,184	$ 12,143
Prepaid expenses and other assets	33,903	27,556
Total current assets	142,087	39,699

Property and Equipment:
Land	280,333	-
Equipment, net of accumulated depreciation of $15,047	218,918	-
Total property and equipment	499,251	-

Investment in Owyhee Gold Trust LLC (Note 3)		479,477
Mineral interests (Note 3)	479,477	-

Total assets	$ 1,120,815	$ 519,176

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$ 86,813	$ 178,786
Accrued related party liability (Note 5)	181,313	123,038
Accrued interest payable to related parties (Note 4)	17,723	-
Deferred payroll (Note 3)	568,500	274,000
Related party notes payable (Note 4)	126,576	171,076
Total current liabilities	980,925	746,900

Accrued reclamation costs (Note 3)	65,000

Total liabilities	1,045,925	746,900

Commitments and Contingencies (Notes 2, 3 and 9)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 54,680,579 and 44,167,549, respectively shares issued and outstanding	54,681	44,168
Additional paid-in capital	5,350,513	4,193,797
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(5,484,806)	(4,441,489)
Total Thunder Mountain Gold, Inc stockholders' equity (deficit)	(103,812)	(227,724)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	178,702	-
Total stockholders' equity (deficit)	74,890	(227,724)
Total liabilities and stockholders' equity (deficit)	$ 1,120,815	$ 519,176

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations

	Years Ended
	December 31,
	2016	2015
Operating expenses:
Exploration	$ 198,527	$ 166,275
Legal and accounting	316,966	342,982
Management and administrative	495,292	373,976
Depreciation	15,047	-
Total operating expenses	1,025,832	883,233

Other income (expense):
Interest expense, related parties	(17,723)	(71,337)
Loss on modification of debt (Note 5)	-	(68,726)
Foreign exchange gain	5,238	5,661
Total other income (expense)	(12,485)	(134,402)
Net Loss	(1,038,317)	(1,017,635)
Net Income – noncontrolling interest in Owyhee Gold Trust	5,000	-
Net Loss – Thunder Mountain Gold, Inc.	$ (1,043,317)	$ (1,017,635)

Net Loss per common share-basic and diluted	$ (0.02)	$ (0.02)

Weighted average common shares outstanding-basic and diluted	51,375,312	43,488,097

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,038,317)	$(1,017,635)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	15,047
Loss on modification of debt	-	68,726
Stock options issued for services	175,199	60,000
Amortization of related party notes payable discount	-	11,565
Change in:
Prepaid expenses and other assets	(6,347)	(11,630)
Accounts payable and other accrued liabilities	(71,539)	164,627
Accrued related party liability	58,275	123,038
Accrued interest payable to related parties	17,723	-
Deferred payroll	294,500	274,000
Net cash used by operating activities	(555,459)	(327,309)

Cash flows from financing activities:
Proceeds from sale of common stock	285,000	200,000
Received on stock subscription	-	50,000
Proceeds from common stock from exercise of warrants	359,000
Borrowing on related parties notes payable	25,000	57,460
Payments on related parties notes payable	(17,500)	-
Net cash provided by financing activities	651,500	307,460

Net increase (decrease) in cash and cash equivalents	96,041	(19,849)
Cash and cash equivalents, beginning of year	12,143	31,992
Cash and cash equivalents, end of year	$ 108,184	$ 12,143

Noncash financing and investing activities:
Accrued interest payable converted to related parties notes payable	$ -	$ 63,616
Common stock issued for settlement of accounts payable	20,434
Common stock issued for payment of related parties notes payable	52,000
Net assets acquired in Owyhee Gold Trust settlement (Note 3)	449,298

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the years ended December 31, 2016 and 2015

	Common Stock		Additional Paid-In Capital	Treasury Stock	Stock Subscription Receivable	Accumulated Deficit	Non-Controlling Interest in OGT	Total
	Shares	Amount

Balances at December 31, 2014	44,167,549	$ 40,168	$ 3,869,071	$(24,200)	$ (50,000)	$(3,423,854)		$ 411,185

Received on stock subscription					50,000			50,000
Sale of shares of common stock	4,000,000	4,000	196,000					200,000
Stock options issued for services			60,000					60,000
Conversion option associated with debt modification			68,726					68,726
Net loss						(1,017,635)		(1,017,635)

Balances at December 31, 2015	44,167,549	44,168	4,193,797	(24,200)	-	(4,441,489)		(227,724)

Sale of shares of common stock	9,290,000	9,290	634,710					644,000
Common stock issued for payments on related parties notes payable	1,020,000	1,020	50,980					52,000
Common stock issued for payments on accounts payable	203,030	203	20,231					20,434
Stock options issued for services			175,199					175,199
Net assets acquired in Owyhee Gold Trust settlement (Note 3)			275,596				$ 173,702	449,298
Net income (loss)						(1,043,317)	5,000	(1,038,317)

Balances at December 31, 2016	54,680,579	$ 54,681	$ 5,350,513	$(24,200)	$ -	$ (5,484,806)	$ 178,702	$ 74,890

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has historically incurred losses and does not have sufficient cash at December 31, 2016 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company; its wholly owned subsidiaries, Thunder Mountain Resources, Inc. and South Mountain Mines, Inc.; and, effective November 6, 2016, a company in which the Company has majority control, Owyhee Gold Trust, LLC (“OGT”).   Intercompany accounts are eliminated in consolidation.

The Company has established 75% ownership and full management of OGT.  Thus, OGT’s financial information is included 100% in the Company’s consolidated financial statements as of December 31, 2016. The Company’s consolidated financial statements reflect the other investor’s 25% non-controlling, capped interest in OGT.   Due to the status of the Company’s investment both before and after the Settlement Agreement, management determined that the settlement should be accounted for as a transaction between companies under common control.     See Note 3 for further information.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include the carrying value of properties and mineral interests, environmental remediation liabilities, deferred tax assets, stock based compensation and the fair value of financial and derivative instruments. Management’s estimates and assumptions are based on historical experience and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.   The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. The Company has no financial assets or liabilities that are adjusted to fair value on a recurring basis.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and related party notes payable the carrying value of which approximates fair value based on the nature of those instruments.

Mineral Interests

The Company capitalizes costs for acquiring mineral interests and expenses costs to maintain mineral rights and leases as incurred.  Exploration costs are expensed in the period in which they occur.  Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The update is designed to reduce complexity of reporting deferred income tax liabilities and assets into current and non-current amounts in a statement of financial position. ASU No. 2015-17 requires the presentation of deferred income taxes, changes to deferred tax liabilities and assets be classified as non-current in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of implementing this update on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies the accounting for stock-based compensation, including income tax consequences and balance sheet and cash flow statement classification of awards. The update is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of implementing this update on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of implementing this update on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the provisions of the update to potential future acquisitions occurring after the effective date.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including options and warrants to purchase the Company’s common stock.  As of December, 2016 and 2015, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

For year ended December 31,	2016	2015
Stock options	4,515,000	3,990,000
Warrants	-	4,365,000
Total possible dilution	4,515,000	8,355,000

2.

Commitments

During 2008 and 2009, three lease arrangements were made with land owners that own land parcels adjacent to the Company’s South Mountain patented and unpatented mining claims.  The leases were originally for a seven-year period, with annual payments based on $20 per acre.  The leases were renewed for an additional 10 years at $30 per acre paid annually, these payments are listed in the table below. The lease payments have no work requirements.

Annual Payment
Acree Lease (yearly, June)	$ 3,390
Lowry Lease (yearly, October)	11,280
Herman Lease (yearly, April)	1,680
Total	$16,350

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

On October 27, 2016, the Company decided to terminate the exploration agreement with Newmont in order to concentrate on the Company’s finances. The Company still retains 78 unpatented claims (1,600 acres) in Trout Creek of the target area.  The Company pays annual fees to BLM of $3,255 and Lander County $940 fees in maintaining the project.

See Note 3 regarding royalty requirements for the South Mountain Project.

3.

South Mountain Project

On November 8, 2012, the Company, through its wholly-owned subsidiary South Mountain Mines, Inc., (“SMMI”), and Idaho State Gold Company II, LLC (“ISGC II”) formed the Owyhee Gold Trust, LLC, (“OGT”) a limited liability company. The Company’s initial contribution in accordance with the Operating Agreement, was the non-cash contribution of its South Mountain Mine property and related mining claims located in southwestern Idaho in Owyhee County which had a carrying value of $479,477 at the date of contribution, but for purposes of the Operating Agreement, valued at $6.725 Million.  As its initial contribution to OGT, ISGC II agreed to fund operations totaling $18 million; or $8 million if the Company exercises its option to participate pro-rata after ISGC II expends $8 million and completes work commitments including a Feasibility Study, and a certain amount of required underground core drilling.  ISGC II was the initial manager of OGT LLC. Upon payment of $1 million, and a work commitment of $2 million in pre-determined qualifying expenditures not later than December 31, 2014, ISGC II was to receive 2,000 units representing a vested 25% ownership.   As of December 31, 2014, none of those ownership units were issued to ISGC II.

In 2015 and through November 2016, disagreements between SMMI and ISGC II resulted in litigation about the status of OGT.      In November 2016, the parties entered into a Settlement Agreement and Release (“Settlement Agreement”) with the following key terms:

•

SMMI and ISGC II have 75% and 25% ownership, respectively, in the OGT;

•

Equipment owned by OGT was transferred to SMMI and ISGC II based upon an agreed-upon equipment schedule;

•

OGT retained the South Mountain mineral interests and land;

•

Under a new OGT operating agreement, SMMI is the sole manager and all expenses for exploration of the property are to be paid by SMMI;

•

SMMI and OGT also entered into a separate Mining Lease with Option to Purchase (“Lease Option”) under which SMMI has an option to purchase the South Mountain mineral interest for a capped $5 million less royalties paid through the date of exercise.  The option expires in November 2026. If SMMI exercises the option, the option payment $5 million less advance royalties will be distributed 100% to ISGC II.

•

The Lease Option requires SMMI to pay OGT an annual advanced royalty of $5,000.  Once in production, SMMI will pay OGT 5% of net smelter returns.  Upon exercise of the option, all royalty payments terminate.  The royalty payments received by OGT from SMMI are to be distributed 100% to ISGC II.   SMMI will not share the royalty income.

•

The OGT operating agreement provides that during the lease period when the aggregate amount of distributions to ISGC II for royalties and capped option payment equals $5,000,000, ISGC II’s membership interest in OGT is to be completely and fully liquidated.

Prior to 2015, the Company accounted for its investment in OGT using the cost method because it did not have significant influence over OGT’s management and operations.   Its investment had a carrying value of $479,477 which represented the carrying value of the South Mountain mineral interests that the Company contributed as its initial investment in OGT in 2012.

During 2015 and through the settlement date (November, 6, 2016), the Company managed the South Mountain mineral interests and recognized expenses as Company expenses.   For the year ending December 31, 2016 and 2015, the Company incurred expenses of $637,075 and $693,592, respectively, relating to the South Mountain project.  Included in these amounts are compensation expense for services performed relating to the operation of OGT was $294,500 and $274,000 in 2016 and 2015, respectively.  The compensation was earned by three of the Company’s officers whose balances at December 31, 2016 are as follows:  Eric Jones, President and Chief Executive Officer - $230,000 (2015 – $110,000), James Collord, Vice President and Chief Operating Officer - $230,000 (2015 - $110,000), and Larry Thackery, Chief Financial Officer - $108,500 (2015 - $54,000).

With the Settlement Agreement signed on November 6, 2016, the Company has established 75% ownership and full management of the property.  Thus, OGT’s financial information is included 100% in the Company’s consolidated financial statements as of December 31, 2016. The Company’s consolidated financial statements reflect ISGC II’s 25% non-controlling, and capped interest in OGT.

Due to the status of the Company’s investment both before and after the Settlement Agreement, management determined that the settlement should be accounted for as a transaction between companies under common control.   As a result, the assets of OGT have been recognized in the consolidated financial statements at their net book value.   For accounting purposes, OGT was not considered to be a business at the time of settlement thus prior period financial statements have not been recast to consolidate OGT.

On the date of the settlement, OGT assets included land, mineral interests, and equipment.  Upon gaining control, the original carrying value of the mineral interests of $479,477 before the establishment of OGT in 2012 was deemed to be OGT’s carrying value in accordance with accounting guidance.  The equipment had a net book value of $601,040 of which $233,965 was transferred to SMMI and the remainder was transferred to ISGC II under the terms of the settlement agreement.  Thus OGT had no equipment on the settlement date.  Management identified future reclamation costs at the South Mountain site of $65,000 as part of OGT’s net assets on settlement date.

The carrying value of OGT’s net assets consisted of the following on the settlement date after the transfer of equipment:

	Net Asset Value on Settlement Date	SMMI at 75%	ISGC II at 25%

Land	$ 280,333	$ 210,250	$ 70,083
Mineral Interest	479,477	359,608	119,869
Accrued Reclamation	(65,000)	(48,750)	(16,250)
Net Assets	694,810	521,108	173,702

OGT equipment transferred to SMMI	233,965	233,965
Investment in OGT eliminated in consolidation with OGT	(479,477)	(479,477)
	$ 449,298	$ 275,596	$ 173,702

The total net asset value of $449,298 was recognized as an increase in additional paid in capital.

4.   Property and Equipment

The Company’s property and equipment at December 31, 2016 are as follows:

Vehicles	$22,441
Buildings	65,072
Construction Equipment	87,806
Mining Equipment	58,646
233,965
Accumulated Depreciation	(15,047)
218,918
Land	280,333
Total Property and Equipment	$499,251

The Company had no property and equipment at December 31, 2015.    The increase in property in 2016 is due to the OGT settlement (See Note 3).

5.   Related Parties Notes Payable

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

The original notes were convertible and contained a beneficial conversion feature of $13,492 which was recognized as a discount on the notes on the date of issuance. The discount was amortized over the note term using the straight-line method, which approximates the effective interest method. For the year ended December 31, 2015, the Company recorded $11,565 in interest expense related to the amortization of the discount.

On July 1, 2015, these notes were extended to December 31, 2015.  As part of this extension the outstanding interest payable on the notes of $33,616 was added to the principal balance of $50,000 resulting in a new outstanding principal balance of $83,616. The interest charge remained the same, as per the original notes agreement at $5,000 per month.

The extension contained a conversion feature. The note holders could convert all of the outstanding principal and interest at 75% of the average closing bid price of the Company for the 20 days prior to the notice of conversion. The fair value of the conversion feature using the Black Scholes model was $68,726. This amount was determined to be substantial under applicable accounting principles requiring the debt amendment to be accounted for as a debt extinguishment. An expense of $68,726 was recorded to recognize the loss on modification of debt during the year ended December 31, 2015.

During November and December of 2015, Jim Collord and Eric Jones advanced additional funds of $30,000 and $27,460 respectively.  On December 31, 2015, the due date, these notes were extended to April 11, 2016.   In connection with this extension, the accrued interest balances of $30,000 was added to the principal balances resulting in a new outstanding principal balance of $171,076.   Additionally, the interest rate was changed to 1% per month and the conversion feature was eliminated.  These notes were extended to December 31, 2016.

On January 18, 2016, the Company initiated a private offering for an aggregate 6,700,000 shares of common stock.  In connection with this offering, Jim Collord and Eric Jones exchanged $25,000 each of their related notes payables for a total of 1 million shares.    On November 15, 2016, Jim Collord exchanged an additional $2,000 to exercise warrants and received 20,000 shares of common stock.

On July 8, 2016, the Company executed two new promissory notes payable to Eric Jones and Jim Collord. The amount of the notes was $15,000 and $10,000, respectively, for a total of $25,000.  The terms of these note are a 2% interest rate accrued per month for a term of two months.

During the year ended December 31, 2016, the Company paid $17,500 on Mr. Jones’ outstanding note balance.

At December 31, 2016, the notes payable balances were $56,768 and $69,808 for Mr. Jones and Mr. Collord, respectively.  Also at December 31, 2016, accrued interest payable balances were $8,516 and $9,207 for Mr. Jones and Mr. Collord,

respectively.   These notes originally had a term of two months but were extended to December 31, 2016, and subsequently extended again to December 31, 2017.

6.

Related Party Transactions:

In addition to the related parties notes payable discussed in Note 5, the Company has engaged Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services.  Legal expenses of $99,000 and $123,038 have been incurred for these services during the year ended December 31, 2016 and December 31, 2015, respectively.  During 2016 Baird Hanson LLP received payment on account of $40,725. At December 31, 2016 and December 31, 2015, the amounts due to Baird are $181,313 and $123,038, respectively.

7.

Stockholders’ Equity

The Company’s common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.

During the year ended December 31, 2015, the Company sold 4,000,000 shares at $0.05 per share for total proceeds of $200,000.   No warrants were issued with the shares.

In January 2016, the Company sold 5,700,000 shares of common stock at a rate of $0.05 for $285,000.  In addition, Mr. Jones and Mr. Collord exchanged $50,000 of their notes outstanding (see Note 5) into 1,000,000 shares of common stock at the same rate of $0.05 per share.    There were no warrants issued with the shares.

On May 12, 2016, the Company extended the expiration 4,365,000 outstanding warrants issued during 2014 for an additional six months to November 24, 2016.  The Company also reduced the exercise price from $0.15 to $0.10.

In 2016, warrant holders exercised 3,590,000 warrants for shares of common stock at a price of $0.10 per share for proceeds of $359,000.  In addition, warrants for 203,030 shares of common stock were exercised at $0.10 in exchange for accounts payable balances totaling $20,434.  As disclosed in Note 5, Jim Collard exercised warrants for 20,000 shares of common stock in exchange for a $2,000 payment towards his note payable balance.

The following is a summary of the Company’s outstanding warrants:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	5,015,000	$ 0.15
Warrants Expired June 2015	(650,000)
Outstanding at December 31, 2015	4,365,000	0.15
Exercised for cash	(3,590,000)
Exercised in exchange for accounts payable	(203,030)
Exercised in exchange for relate party notes payable	(20,000)
Warrants expired on November 24, 2016	(551,970)
Outstanding at December 31, 2016	-	$ -

8.

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

In July 2016, the Company granted 2,525,000 stock options to directors, officers, employees and consultants of the Company and its affiliates to purchase common shares of the Company. The options are exercisable on or before July 20, 2021 at a price of $0.10 per share.  After this grant, the Company has 4,765,000 outstanding stock options that represent 8.7% of the issued and outstanding shares of common stock.

On February 6, 2015, the Board approved a grant of one million options to directors, executive officers and other non-employees’ consultants to purchase common shares of the Company. The granted options were valued and recorded using the Black Scholes model. The Black Scholes calculation on the 1,000,000 options that were issued was a fair value of $0.06 per option ($60,000 in total). The SIP was approved by shareholder vote during the January 20, 2015 annual shareholder meeting.

The fair value of the options was determined to be $175,199 and $60,000 in 2016 and 2015, respectively, which was recognized as compensation expense upon the grant date because the options were fully vested.  The fair value of each option award was estimated using the Black Scholes model on the date of the grant using the following assumptions:

	2016	2015
Stock price	$ 0.07	$ 0.06
Exercise price	$ 0.10	$ 0.06
Expected volatility	238.9%	230.1%
Expected dividends	-	-
Expected terms (in years)	5.0	5.0
Risk-free rate	1.15%	1.31%

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2014	2,990,000	$0.20
Granted	1,000,000	0.06
Outstanding and exercisable at December 31, 2015	3,990,000	0.17
Expired	(2,000,000)	(0.27)
Granted	2,525,000	0.10
Outstanding and exercisable at December 31, 2016	4,515,000	$ 0.08

The average remaining contractual term of the options outstanding and exercisable at December 31, 2016 was 3.50 years.  As of December 31, 2016, options outstanding and exercisable had no aggregate intrinsic value.

9.

Income Taxes

The Company did not recognize a tax provision or benefit for the years ended December 31, 2016 and 2015 due to ongoing net losses.  At December 31, 2016 and 2015, the Company had net deferred tax assets which were fully reserved by valuation allowances due to the likelihood of expiration of these deferred tax benefits.  The net deferred tax assets were calculated based on an expected blended future tax rate of 3398% for federal and Idaho state purposes.  Significant components of net deferred tax assets at December 31, 2016 and 2015 are as follows:

	2016	2015

Deferred tax assets:
Net operating loss carryforwards	$ 2,688,000	$ 2,304,000
Share-based compensation	64,000	185,000
Deferred salaries	216,000	-
Exploration costs	116,800	144,000
	3,084,800	2,633,000
Deferred tax liabilities:
Investment in OGT LLC	(250,000)	(197,000)
Net deferred tax assets	2,834,800	2,436,000
Less valuation allowance	(2,834,800)	(2,436,000)
Net deferred tax asset	$ -	$ -

As of December 31, 2016 and 2015, the Company has approximately $6.6 million and $5.9 million, respectively, of federal and state net operating loss carryforwards that expire in 2028 through 2036.

The income tax benefit shown in the financial statements for the years ended December 31, 2016 and 2015 differs from the federal statutory rate as follows:

	2016		2015
(Provision) benefit at statutory rates	363,400	35.0%	$ 351,000	35.0%
State taxes	31,200	3.0%	30,000	3.0%
Financing related adjustments			(31,000)	3.1%
Miscellaneous permanent differences	4,200	0.4%	-
Adjustment to valuation allowance due to expiration of stock options	(187,500)	(18.1)
Increase in valuation allowance for increase in net operating losses	(211,300)	(20.3)	(350,000)	34.9%
Total	$ -	- %	$ -	- %

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized.  The Company is subject to possible tax examinations for the years 2013 through 2016.  Prior year tax attributes could be adjusted by taxing authorities.  If applicable, the Company will deduct interest and penalties as interest expense on the financial statements.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2016, there were no changes in independent audit firms or consulting firms who provide accounting assistance.

During the year ended December 31, 2016, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework (2013).”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

Changes in internal controls over financial reporting

During the quarter ended December 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section sets forth certain information with respect to the Company’s current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2016.

Directors and Executive Officers:

Name	Age	Office with the Company	Appointed to Office
Eric T. Jones	54	President, Chief Executive Officer, Director	Since March, 2006
E. James Collord	70	Vice-President, Chief Operating Officer	Since 1978
Ralph Noyes	69	Director	Since May 2016
Douglas J. Glaspey	64	Director	Since June 2008
Joseph H. Baird	62	Director	Since January, 2014
Larry D. Kornze	66	Director	Since January 2013
James A. Sabala	62	Director	Since October 2016
Larry Thackery	58	CFO	January 2013

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

Larry Thackery has a Bachelor’s of Science in Accountancy from Weber State University, and over thirty years’ experience of a progressive accounting/operations career. On January 8, 2013, the Company appointed Larry Thackery as its Chief Financial Officer. Mr. Thackery brings a wide array of experience/knowledge from different industries, including work in retail with Mrs. Fields Cookies and Snug Co, to distribution with Idacold, and manufacturing with Baseline Inc., Nxedge Inc., and Levelution.  Mr. Thackery has a background in corporate planning, financial analysis, and financial reporting.  He is an experienced accounting controller and operations manager with strong analytical skills, computer experience, and proven successful operations development. Hands on experience with the overall operations process, inventory system, variance reporting, budgeting, and forecasting financial analysis of multimillion-dollar corporations. Mr. Thackery brings knowledge with several ERP, MRP, packages, and statistical analysis. Strong P&L track record with functional management experience developing and managing operating budgets.

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

Larry D. Kornze, B.Sc. joined the Board in January 2013, and is geological engineer with over 45-years experience in the precious metals industry. Mr. Kornze was the General Manager of Exploration and U.S. Exploration Manager for Barrick Gold Corporation (NYSE: ABX) from 1987 to 2001, on projects ranging from the Americas to International projects, including Mexico, Central America, China, Philippines, Myanmar, Ethiopia, Uzbekistan, Kyrgyzstan, Indonesia, Peru, Bolivia, Ecuador, Venezuela, and Dominican Republic.  Mr. Kornze directed mine site exploration activities for the Barrick Goldstrike Mine, and the Betze, Meikle, Deepstar, Screamer, and Rodeo deposits. He managed the Betze/Deep Post reserve development drilling and reserve estimation, along with general U.S. exploration. Mr. Kornze was Chief Geologist for Operations and New Projects at Barrick Mercur Gold Mines, Inc. from 1985 – 1986. Prior to working for Barrick, Mr. Kornze was Chief Geologist for Newmont Mines Ltd., Similkameen Division, B.C., and Newmont Mining Corporation (NYSE: NEM) of Canada from 1968 to 1981. Mr. Kornze has a B.Sc. Geological Engineering, Colorado School of Mines, and is a Professional Engineer of the Province of British Columbia. He also serves as a director of other Toronto Stock Exchange Venture listed mining companies.

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

Ralph Noyes was appointed as Director on April 10, 2015. Mr. Noyes brings over 40 years of experience in exploration, mine and project management, executive management, junior mining company boards, and including 15 years in investment portfolio management with Salomon Smith Barney, then Wells Fargo Advisors.  Ralph has a wealth of operational experience, most notably Manager of Mines and Vice President of Metal Mining with Hecla Mining Company.  Ralph oversaw all of Hecla`s operating mines in Idaho, Washington, Alaska, Utah, Nevada, and Mexico.  Mr. Noyes took a temporary leave from the Company`s Board on February 17, 2016 due to a conflict that was brought to his attention by a previous employer. He was reinstated on the Board in May of 2016.

James A. Sabala was appointed as Director on October 27, 2016.  Mr. Sabala brings 38 years of financial mining experience, graduated from the University of Idaho with a B.S. Business, Summa Cum Laude in 1978, and currently resides near Coeur d`Alene, Idaho. Prior to his retirement in May, 2016, Mr. Sabala was Senior Vice President and Chief Financial Officer of Hecla Mining Company, a silver, gold, lead and zinc mining company with operations throughout North America and Mexico.  Mr. Sabala was appointed Chief Financial Officer in May 2008 and Senior Vice President in March 2008.  Prior to his employment with Hecla Mining Company, Mr. Sabala was Executive Vice President – Chief Financial Officer of Coeur Mining from 2003 to February 2008.  Mr. Sabala also served as Vice President-Chief Financial Officer of Stillwater Mining Company from 1998 to 2002.  Mr. Sabala has served as a director of Arch Coal (NYSE:ACI) since February, 2015 and currently serves as a director of Dolly Varden Silver (TSX-V: DV).

Directorships in reporting companies:

Doug Glaspey and James Sabala are the only directors of the Registrant that are a director of another corporation subject to the requirements of Section 12 or Section 15(d) of the Exchange Act of 1934.

Significant Employees:

The Company started recognizing accrued salaries in April of 2015 with an ending balance of $568,500 on December 31, 2016. These deferred costs are for management’s annual salaries of SMMI, Eric Jones (Chief Executive Officer) $110,000, Jim Collord (Chief Operating Officer) $110,000, and Larry Thackery (Chief Financial Officer) $72,000. Payment of the salaries has been deferred until a later date.

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

Audit Committee:

The Company’s Board of Directors is responsible for the oversight and management of the Company.  On January 28, 2010, an Audit Committee was designated from members of the Board, and consists of Douglas Glaspey and James Sabala as independent members of the committee.  In April of 2015, Ralph Noyes became a member of the Board of Directors of the Company, and joined the Audit committee as its Chairman. Mr. Noyes took a temporary leave from the Company`s Board on February 17, 2016 for personal reasons. Mr. Noyes was reinstated as the committee chairman in May of 2016.

Compensation Committee:

The Purpose of the Compensation Committee is to conduct an annual review to determine whether the Company’s executive compensation program is meeting the goals and objectives set by the Board of Directors. The Compensation Committee recommends for approval by the Board of Directors the compensation for the Chief Executive Officer and directors, including salaries, incentive compensation levels and stock awards, and reviews and approves compensation proposals made for the other executive officers.  During Fiscal 2016, The Compensation Committee consists of the following members: Doug Glaspey and Edward Fields. Mr. Glaspey was appointed as Chair of the Compensation Committee. After Mr. Fields stepped off the Board in October 2016, Mr. Noyes joined Mr. Glaspey in an ad hoc role on the Committee. The Board first appointed the Compensation Committee in May of 2012, and met on one occasion in 2016.

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

ITEM 11 - EXECUTIVE COMPENSATION

On November 29, 2012 the Board approved a grant of 990,000 options under the SIP to Directors, Executive Officers and other non-employee consultants. Shareholder approval for the award was granted on April 30, 2013. The options immediately vested. Management valued the options as of the date of grant using a Black-Scholes option pricing model resulting in $89,038 expense being recorded.

On February 6, 2015, the Board approved a grant of one million options under the SIP to Directors, Executive Officers and other non-employee consultants. The options have a strike price of $0.06. The option certificates will reflect the actual date of the issuance of February 6, 2015.  The SIP was approved by shareholder during the January 20, 2015 annual shareholder meeting.

In July 2016, the Company granted 2,525,000 stock options to directors, officers, employees and consultants of the Company and its affiliates to purchase common shares of the Company. The options are exercisable on or before July 20, 2021 at a price of $0.10 per share.  After this grant, the Company has 4,765,000 outstanding stock options that represent 8.7% of the issued and outstanding shares of common stock.

Summary Compensation

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the Directors’ duties associated with the Company's business. There are currently no other compensation arrangements for the Company’s Directors. The following table provides certain summary information for the fiscal year ended December 31, 2016, 2015, 2014 and 2013 concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers, including the Directors of the Company:

						Incentive	Deferred	All Other
				Stock	Option	Plan	Compensation	Compensation/
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Directors Fee	Total
Position	Year	($US)	($US)	($US)	($US)	($US)	($US)	($US)	($US)
Jim Collord,	2016	120,000			50,000				$ 170,000
V.P./COO	2015	110,000			9,000				$ 119,000
	2013	36,510	-	18,000	-	-	-	-	$ 54,510

Eric T. Jones	2016	120,000			50,000				$ 170,000
President/CEO	2015	110,000			9,000				$ 119,000
	2013	29,966	-	18,000	-	-	-	-	$ 47,966

Larry Thackery	2016	72,000			30,000				$ 102,000
CFO	2015	54,000			2,400				$ 56,400

Doug Glaspey	2016				20,000				$ 20,000
Director	2015				5,700				$ 5,700
	2013	-	-	9,000	-	-	-	-	$ 9,000

Edward Fields	2016				20,000				$ 20,000
Director	2015				5,700				$ 5,700
	2013	-	-	9,000	-	-	-	-	$ 9,000

Larry Kornze	2016				20,000				$ 20,000
Director	2015				4,800				$ 4,800
	2013	-	-	9,000	-	-	-	-	$ 9,000

Joseph Baird	2016				25,000				$ 25,000
Director	2015	-	-	-	9,000	-	-	-	$ 9,000
	2014	-	-	9,000	-	-	-	-	$ 9,000

Ralph Noyes	2016				15,000				$ 15,000
Director	2015	-	-	-	6,000	-	-	-	$ 6,000

James A. Sabala Director	2016	-	-	-	-	-	-		$ 0

There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation or retirement.

Exercise of Options:

There were no stock options exercised by executives or directors in 2016.

Long-term Incentives:

On July 17, 2011, the shareholders approved a Stock Incentive Plan (the “SIP”). The SIP was again approved by the Shareholders on January 20, 2015. The SIP will be administered by the Compensation Committee or Board of Directors and provides for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock awards, and incentive awards to eligible individuals including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

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

2016 Share-Based Payments:

The Thunder Mountain Gold Inc. shareholders granted 2 million options to officers, directors and Advisors in July 2011. Since the shareholders approved the SIP, the Company will recognize stock compensation expense equal to the fair value of the options granted on the date of approval. No retirement benefit, bonus, stock option or other remuneration plans are in effect with respect to the Company’s officers and directors.

On November 29, 2012 the Board approved a grant of 990,000 options under the SIP to Directors, Executive Officers and other non-employee consultants. Shareholder approval for the award was granted on April 30, 2013. The options immediately vested. Management valued the options as of the date of grant using a Black-Scholes option pricing model resulting in $89,038 expense being recorded.

On February 6, 2015, the Board approved a grant of one million options under the SIP to Directors, Executive Officers and other non-employee consultants. The options have a strike price of $0.06. The option certificates will reflect the actual date of the issuance of February 6, 2015.  The SIP was approved by shareholder during the January 20, 2015 annual shareholder meeting.

In July 2016, the Company granted 2,525,000 stock options to directors, officers, employees and consultants of the Company and its affiliates to purchase common shares of the Company. The options are exercisable on or before July 20, 2021 at a price of $0.10 per share.  After this grant, the Company has 4,765,000 outstanding stock options that represent 8.7% of the issued and outstanding shares of common stock.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2016, by:

•

the Company’s named executive officers;

•

the Company’s directors;

•

all of the Company’s executive officers and directors as a group; and each person who is known to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Directors and Executive Officers
E. James Collord – VP/COO/Dir	2,223,200(2)(3)	4.07%
Eric T. Jones – President/CEO/Dir	3,122,043(2)	5.71%
Edward Fields - Dir	142,393(2)	0.26%
Doug Glaspey - Dir	150,000(2)	0.27%
Larry D. Kornze - Dir	-	-
James A. Sabala - Dir	-	-
Joseph H. Baird - Dir	2,000,000(2)	3.66%
Ralph Noyes - Dir	-	-
Larry Thackery - CFO	150,000(2)	0.27%
All current executive officers and directors as a group	7,787,636	14.24%
5% or greater shareholders not insiders
Paul Beckman	9,933,645(4)(5)	18.17%

(1) Based on 54,680,579 shares of common stock issued and outstanding as of December 31, 2016.

(2) Sole voting and investment power.

(3) Includes 50,000 shares held in trust for Mr. Collord’s son, Jerritt Collord.

(4) Includes 4,000,000 shares held in P & F Development, a Private Company.

(5) As of December 31,2016, Mr. Beckman was considered a 5% or greater shareholder.

As of December 31, 2016, the number of shares of common stock that can be sold by officers, directors, principal shareholders, and others pursuant to Rule 144 was 5,717,636. As a condition to our listing on the TSX-V in 2010, our officers and directors were required to deposit their common stock totaling 4,799,239 shares, into an escrow account with Computershare Investor Services, Inc. Those escrowed shares were subject to the TSX-V’s Tier 1 escrow requirement at that time. Those requirements provide for an 18-month escrow release mechanism with 25%

of the escrowed securities being released on September 24, 2010 (the date our common shares commenced trading on the TSX-V), and 25% of the escrowed securities to be released every 6 months thereafter.  As of December 31, 2016, all of the escrowed shares have been released back to the officers and directors.

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

During the year ended December 31, 2016, we had the following transactions with related parties:

On January 18, 2016, the Company initiated a private offering for the sale of an aggregate 6,700,000 shares of common stock.  In connection with this offering, Jim Collord and Eric Jones exchanged $25,000 each of their related notes payables for a total of 1 million shares. On November 15, 2016, Jim Collord exchanged an additional $2,000 to exercise warrants and received 20,000 shares of common stock.

On July 8, 2016, the Company executed two new promissory notes payable to directors, Eric Jones and Jim Collord. The amount of the notes was $15,000 and $10,000, respectively, for a total of $25,000.  The terms of these notes are a 2% interest rate accrued per month for a term of two months.

During the year ended December 31, 2016, the Company paid $17,500 on Mr. Jones’ outstanding note balance.

At December 31, 2016, the notes payable balances were $56,768 and $69,808 for Mr. Jones and Mr. Collord, respectively.  Also at December 31, 2016, accrued interest payable balances were $8,516 and $9,206 for Mr. Jones and Mr. Collord, respectively.   These notes originally had a term of two months but have been extended to December 31, 2016, and subsequently extended again to December 31, 2017.

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

Director Independence

Douglas Glaspey, Larry Kornze, Joseph Baird, James A. Sabala, and Ralph Noyes are independent non-employee members of the Board of Directors, as defined in FINRA Marketplace Rule 4200. Subsequent to December 31, 2016, Mr. Noyes stepped off the Board temporarily.

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

Year Ended	December 31, 2016	December 31, 2015
Audit fees (1)	$37,977	$42,185
Audit-related fees (2)	2,213	-
Tax fees (3)	4,858	4,708
All other fees (4)	330	-
Total Fees	$45,378	$46,893

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
101**

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and (v) Notes to Financial Statements

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

Date: March 28, 2017

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

       /s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date: March 28, 2017