Form 10-Q
period 2017-03-31
THUNDER MOUNTAIN GOLD INC
filed 2017-05-15
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes☐  No

Indicate by check mark whether the Registrant is  ☐  a large accelerated filer, ☐  an accelerated file, ☐  a non-accelerated filer, ☒  a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act) or ☐ an emerging growth company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at April 21, 2017:  54,680,579

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

20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

20

Item 3.  Defaults Upon Senior Securities.

20

Item 4.  Mine Safety Disclosures

20

Item 5.  Other Information

21

Item 6.  Exhibits

21

SIGNATURES

22

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets	(Unaudited)
March 31, 2017 and December 31, 2016	March 31,	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$14,233	$108,184
Prepaid expenses and other assets	20,384	33,903
Total current assets	34,617	142,087

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $37,617 and $15,047, respectively	196,348	218,918
Total property and equipment	476,681	499,251

Mineral interests (Note 3)	479,477	479,477

Total assets	$990,775	$1,120,815

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$63,310	$86,813
Accrued related party liability (Note 5)	181,313	181,313
Accrued interest payable to related parties (Note 4)	20,957	17,723
Deferred payroll (Note 5)	646,500	568,500
Related party notes payable (Note 4)	126,576	126,576
Total current liabilities	1,038,656	980,925

Accrued reclamation costs (Note 3)	65,000	65,000

Total liabilities	1,103,656	1,045,925

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 54,680,579 shares issued and outstanding	54,681	54,681
Additional paid-in capital	5,404,070	5,350,513
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(5,726,134)	(5,484,806)
Total Thunder Mountain Gold, Inc stockholders' equity (deficit)	(291,583)	(103,812)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	178,702	178,702
Total stockholders' equity (deficit)	(112,881)	74,890
Total liabilities and stockholders' equity (deficit)	$990,775	$1,120,815

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (Unaudited)

		Three Months Ended
		March 31,
		2017		2016
Operating expenses:
Exploration		$49,151		$45,505
Legal and accounting		30,504		109,562
Management and administrative		135,808		69,745
Depreciation		22,570		-
Total operating expenses		238,033		224,812

Other income (expense):
Interest expense, related parties		(3,233)		(3,779)
Miscellaneous income (expense)		(62)		-
Total other income (expense)		(3,295)		(3,779)
Net Loss		(241,328)		(228,591)
Net Income (loss) – noncontrolling interest in Owyhee Gold Trust		-		-
Net Loss – Thunder Mountain Gold, Inc.		$(241,328)		$(228,591)

Net Loss per common share-basic and diluted	$	Nil	$	Nil

Weighted average common shares outstanding-basic and diluted		54,680,579		49,654,362

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(241,328)	$(228,591)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	22,570
Stock options issued for services	53,557
Change in:
Prepaid expenses and other assets	13,519	12,240
Accounts payable and other accrued liabilities	(23,503)	(38,051)
Accrued related party liability	-	3,779
Accrued interest payable to related parties	3,234	11,070
Deferred payroll	78,000	75,000
Net cash used by operating activities	(93,951)	(164,553)

Cash flows from financing activities:
Proceeds from sale of common stock	-	235,000
Payments on related parties notes payable	-	(7,500)
Net cash provided by financing activities	-	227,500

Net increase (decrease) in cash and cash equivalents	(93,951)	62,947
Cash and cash equivalents, beginning of period	108,184	12,143
Cash and cash equivalents, end of period	$14,233	$75,090

Noncash financing and investing activities:
Common stock issued for payment of related parties notes payable	$-	$50,000
Sale of common stock in exchange for stock subscription receivable	-	50,000

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has historically incurred losses and does not have sufficient cash at March 31, 2017 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

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

The Company has established 75% ownership and full management of OGT.  Thus, OGT’s financial information is included 100% in the Company’s consolidated financial statements since November 6, 2016. The Company’s consolidated financial statements reflect the other investor’s 25% non-controlling, capped interest in OGT.   Due to the status of the Company’s investment both before and after the Settlement Agreement, management determined that the settlement should be accounted for as a transaction between companies under common control.     See Note 3 for further information.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The update is designed to reduce complexity of reporting deferred income tax liabilities and assets into current and non-current amounts in a statement of financial position. ASU No. 2015-17 requires the presentation of deferred income taxes, changes to deferred tax liabilities and assets be classified as non-current in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016.cThe adoption of this update on January 1, 2017 had no impact on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies the accounting for stock-based compensation, including income tax consequences and balance sheet and cash flow statement classification of awards. The update is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The adoption of this update on January 1, 2017 had no impact on the consolidated financial statements.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including options and warrants to purchase the Company’s common stock.  As of March, 2017 and 2016, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

For period ended March 31,	2017	2016
Stock options	5,115,000	3,990,000
Warrants	-	4,365,000
Total possible dilution	5,115,000	8,355,000

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

Annual Payment
Acree Lease (June)	$ 3,390
Lowry Lease (October)	11,280
Herman Lease (April)	1,680
Total	$16,350

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

See Note 3 regarding royalty requirements for the South Mountain Project.

3.

South Mountain Project

On November 8, 2012, the Company, through its wholly-owned subsidiary South Mountain Mines, Inc., (“SMMI”), and Idaho State Gold Company II, LLC (“ISGC II”) formed the Owyhee Gold Trust, LLC, (“OGT”) a limited liability company. In 2015 and through November 2016, disagreements between SMMI and ISGC II resulted in litigation about the status of OGT.  In November 2016, the parties entered into a Settlement Agreement and Release (“Settlement Agreement”) that resolved outstanding disagreements and provided for a new operating agreement with the following key terms:

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

•

The Lease Option requires SMMI to pay OGT an annual advanced royalty of $5,000 on or before November 5 annually.  Once in production, SMMI will pay OGT a 5% net returns royalty.  Upon exercise of the option, all royalty payments terminate.  The royalty payments received by OGT from SMMI are to be distributed 100% to ISGC II.   SMMI will not share the royalty income.

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

4.   Related Parties Notes Payable

At January 1, 2016, the Company had notes payable balances of $84,268 and $86,808 with Eric Jones, the Company’s President and Chief Executive Officer and Jim Collard, the Company’s Vice President and Chief Operating Officer, respectively.

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

At March 31, 2017 and December 31, 2016, the notes payable balances were $56,768 and $69,808 for Mr. Jones and Mr. Collord, respectively.  At March 31, 2017, accrued interest payable balances were $9,965 and $10,992 for Mr. Jones and Mr. Collord, respectively.   At December 31, 2016, accrued interest payable balances were $8,516 and $9,207 for Mr. Jones and Mr. Collord, respectively.   These notes, as amended, are due December 31, 2017.

5.

Related Party Transactions:

Three of the Company’s officers are deferring compensation for services.  At March 31, 2017, the amounts due them are as follows:  Eric Jones - $260,000 (December 31, 2016 – $230,000), James Collord - $260,000 (December 31, 2016  - $230,000), and Larry Thackery, Chief Financial Officer - $126,500 (December 31, 2016 - $108,500).     Compensation expense for services performed by these related parties was $78,000 and $78 000 during the quarters ended March 31, 2017 and 2016, respectively.

In addition to the related parties notes payable discussed in Note 4, the Company has engaged Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services.  Baird had no legal expenses for the quarter ended March 31, 2017. At March 31, 2017 and December 31, 2016, the amounts due to Baird are $181,313 and $181,313, respectively.

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

In 2016, warrant holders exercised 3,590,000 warrants for shares of common stock at a price of $0.10 per share for proceeds of $359,000.  In addition, warrants for 203,030 shares of common stock were exercised at $0.10 in exchange for accounts payable balances totaling $20,434.  As disclosed in Note 4, Jim Collard exercised warrants for 20,000 shares of common stock in exchange for a $2,000 payment towards his note payable balance. For the period ending on March 31, 2017 the Company has no outstanding warrants.

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

Effective March 21, 2017 the Company, granted 600,000 stock options to three Directors of the Company. The options are exercisable on or before March 31, 2022 at a price of $0.10 for 200,000 shares, and at a price of $0.09 for the remaining 400,000 shares.  After this grant, the Company has 5,115,000 outstanding stock options that represent 9.4% of the issued and outstanding shares of common stock. The fair value of the options was determined to be $53,557 using the Black Scholes model.  The options were fully vested upon grant and recognized as compensation expense for the quarter ended March 31, 2017.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

# of Options	600,000
Stock price	$0.09
Exercise price	$0.09 to $0.10
Expected volatility	235.5%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	1.96%

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2015	3,990,000	0.17
Expired	(2,000,000)	(0.27)
Granted	2,525,000	0.10
Outstanding and exercisable at December 31, 2016	4,515,000	$ 0.08
Granted	600,000	0.09
Outstanding and exercisable at March 31, 2017	5,115,000	$0.09

The average remaining contractual term of the options outstanding and exercisable at March 31, 2017 was 3.45 years.  As of March 31, 2017, options outstanding and exercisable had no aggregate intrinsic value.

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

The Company’s financial position remained unchanged during the first quarter of 2017, as metals commodity markets seem to have improved during this period.  Equity markets may strengthen periodically in response to favorable price movements in certain metals during 2017, providing some companies with the opportunity to take advantage of short periods of positive sentiment in the market. However, until metal price momentum across the board becomes bullish, equity financing in the mining industry will remain challenging. Analyst estimates for the remainder of 2017 are for stabilizing precious metals markets, along with stable prices for zinc, copper and lead.

The Company continued to operate on a limited budget during 2016 while funding the maintenance of the South Mountain Project during which additional financing is being sought for the Project.  The Company’s plan of operation for the next twelve months, subject to business conditions, will be to continue to develop the South Mountain Project and complete an industry standard Economic Analysis. The Company is reviewing proposals from various mining industry consultants that have the capabilities of completing the economic analysis. Work on the Trout Creek Project will also continue in 2017, although the South Mountain Project will still remain the focus.

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

Metal	Grade	Total Metal
Gold Silver Copper Lead Zinc	0.058 opt 10.6 opt 1.4% 2.4% 14.5%	3,120 ozs 566,440 ozs 1,485,200 lbs 2,562,300 lbs 15,593,100 lbs

Anaconda Crude Ore Shipments: 1941-1953 Total Tons:  53,653

South Mountain Mines Inc. controlled the patented claims from 1975 to the time the Company purchased the entity in 2007. They conducted extensive exploration work including extending the Sonneman Level by approximately 1,500 feet to intercept the down-dip extension of the Texas sulfide mineralization mined on the Laxey Level approximately 400 feet up-dip from the Sonneman.  High grade sulfide mineralization was intercepted on the Sonneman Extension.  In 1985 South Mountain Mines Inc. completed a feasibility study based on polygonal ore blocks exposed in the underground workings and drilling.  This resulted in a historic resource of approximately 470,000 tons containing 23,500 ounces of gold, 3,530,000 ounces of silver, 8,339,000 pounds of copper, 13,157,000 pounds of lead and 91,817,000 pounds of zinc. Although they determined positive economics, the project was shut down and placed into care and maintenance.

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

2012 through 2017 Highlights of South Mountain drilling and development work:

The assay results from 2012 through 2014 pre-development work confirm that there is significant upside to the resource. The results further reinforce the exceptional continuity of high-grade zinc/silver mineralization at South Mountain along the strike of the well-mineralized trend. Both the upper Texas and the DMEA ore shoots were drilled to define the continuity of up- and down-dip sulfide mineralization.  Although additional definition drilling is necessary, positive results showed excellent grades and continuity. Additionally, the Sonneman and Laxey levels of the mine were opened and refurbished, with 2,700 feet of 14 X 14 foot development-ready drifts and drill stations developed on the Sonneman level, along with 720 feet of 10’ X 10’ drift rehabilitation on the Laxey Level.

Underground core holes DM2UC13-13 through DM2UC13-18 have further confirmed the continuity of the DMEA down-dip, enabling the connection between the open visible massive sulfide on the Sonneman, with the earlier core hole intercept drilled some 400 feet below the Sonneman Level from the surface.

Management is very encouraged with the positive drilling results at South Mountain.  With the drift rehabilitation underground, tremendous down dip potential of these high grade zinc, silver, gold, copper, and lead zones, has emerged, with polymetallic mineralization that could be incorporated into the early years of the South Mountain mine plan. Given the associated economic upside of such a scenario, the Company plans to aggressively delineate the full extent of the mineralization at South Mountain.

Section C-C' Showing Ore Zones & Approximately 8,000 Feet of Underground Workings

Surface Drilling: 4,777 Feet
Underground Drilling: 10,237 Feet

C
C'
Texas Shaft
Laxey Level
Sonneman Level
43 - 101 Resource
TEXAS SHAFT
STOPE
TEXAS
PROJECTED LEVEL 200
111 ORE ZONE
113 ORE ZONE
LAXEY ORE BODY
LAXEY LEVEL
GOLCONDA "VEIN"
GOLCONDA LEVEL
AVENUE DIKE
SONNEMAN LEVEL
GOLCONDA DIKE
900 LEVEL
1000 LEVEL
1100 LEVEL
PROJECTED 1100 LEVEL
PELSITE DIKE
ALASKITE DIKE
DIKE
DMEA-I
DMEA II
DMEA III
DMEA IV
DMEA V
~100'
Approximately 500 Feet
DMEA 2 Drill Intercept (Core Hole - 2009)
LO-7 Drill Intercept (RVCe Hole - 2010)
LO-6 Drill Intercept (RVCe Hole - 2010)
Existing Underground Workings
Ore Zone - Area of Ore Removal
Dike
Projected Tunnel
Ore Zone - Dotted Line Delineates zone of probably and possible Ore 'Veins'
SHAFT
STANDARD LEVEL
7600
7400
7200
7000
6800
6600
6400
6200
6000
5800
5600
5400
PROPERTY LINE

Figure 2.  Typical long section along strike showing the orientation of the massive sulfide replacement zones at South Mountain, along with and in relation to the two main drifts.

Assays show that rib sampling on the Sonneman reported during the development of the Sonneman Level during 2012-2013 several massive sulfide mineralized zones were mined through.  HIGHLIGHT:  Rib Sample Results on Sonneman:  80 Feet of 21.9% Zinc, 0.147 opt Gold, 4.76 opt Silver, 0.38% Copper and 0.51% Lead.

Detailed rib sampling along some of these massive sulfide zones yielded the following results:

Location / Ore Shoot	Mineralized Length (Feet)	Drift Station (ft)	Gold (ozs/ton)	Silver (ozs/ton)	Zinc	Copper	Lead

DMEA 2	80	2100	0.147 opt	4.76 opt	21.9%	0.38%	0.51%
DMEA 3	15	2200	0.354 opt	5.63 opt	20.2%	2.71%	0.60%
Muck Bay 4	30	1480	0.005 opt	6.30 opt	1.9%	1.00%	0.50%
Muck Bay 4 B	15	1500	0.005 opt	6.71 opt	14.1%	2.30%	0.59%
Muck Bay 3	30	1078	Tr	6.23 opt	7.5%	0.36%	3.77%
Laxey Shaft Rind	25	778	0.02 opt	15.0 opt	18.5%	0.41%	1.03%

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

More than 15,000 feet (4,500 meters) have been drilled at South Mountain and included in the model. The South Mountain historic ore zones remain open down-dip on all of the zones encountered (see Figure 2). The continuing drilling successes proves that the South Mountain resource continues to grow with potential to increase the resource substantially. A new resource estimate for South Mountain is expected to be ready in September 2017. SRK Consulting has been engaged in April to complete the PEA at South Mountain.

Two rigs are planned for extending the South Mountain resource, and testing the high-priority historic ore zones.  One core drill will begin on the DMEA to complete the confirmation and extensional drilling, while the other core drill will focus primarily on the Texas zone to extend resources at depth beyond the current inferred resource area. In Addition, bulk samples will be mined for metallurgical test work, which will be orchestrated in part by SRK Consulting.

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

An extensive data package on the area was made available by Newmont to Thunder Mountain Gold during the joint exploration agreement period (2011-2016) that significantly enhanced the target area. This, along with fieldwork consisting of mapping and sampling the altered and mineralized structures that can be followed through the Shoshone Range.  Of importance is that these structures align with the Cortez-Pipeline deposits and the Phoenix deposit (part of the Eureka-Battle Mountain-Getchell Trend).  Thunder Mountain Gold terminated the joint exploration agreement with Newmont in 2016.

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

Thunder Mountain Gold plans to conduct further exploration in 2017 on this attractive pediment gold target. The Company anticipates that funding will be available during the 2017 season and one or two reverse circulation holes can test the bedrock beneath the gravel along the mineralized structures.  A detailed list of claims controlled by the Company can be found in the Company`s Form 10K filed on Edgar.

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

Competition

Thunder Mountain Gold, Inc. is an exploration stage company. The Company competes with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Employees

At March 31, 2017, SMMI has deferred payroll of $646,500. These salaries were earned in accordance with the OGT LLC operating agreement and have been recorded on SMMI’s books. OGT Management includes SMMI`s Eric Jones, Jim Collord, and Larry Thackery as CFO. These salaries will continue to be deferred until a later date.

Results of Operations:

The Company recognized no revenues and had no production for the quarter ending March 31, 2017. Total operating expenses for the quarter ending March 31, 2017 of $238,033 increased from the same respective time frame ending 2016 by $13,221 or 5.5% in total expenses. Exploration expenses for the quarter ended March 31, 2017 increased by $3,646 when compared to same period in 2016. Legal and accounting costs decreased from 2016 by $79,058 for a total of legal and accounting expenses of $30,504. Management and administrative expense increased by $66,063 or 49%, mostly due to stock options valued at $53,577 issued to our directors.

On November 6, 2016, the Company entered a Settlement Agreement between ISGC II and, SMMI, regarding the Owyhee Gold Territory LLC (OGT). Under the terms of this agreement equipment assets were transferred to SMMI resulting in the Company recognizing depreciation expense of $22,570 for the period ending March 31, 2017.

Liquidity and Capital Resources:

The consolidated financial statements for the period ending March 31, 2017, disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the period ended March 31, 2017, we did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

While the Company does not currently have cash sufficient to support the currently planned aggressive exploration work at South Mountain, we believe that the survivability of Thunder Mountain Gold can be assured by the following:

•

At April 21, 2017, we had $2,174 cash in our bank accounts.

•

Management and the Board have undertaken plans or commitments that exceeds the cash on hand  in the Company.  The Company does not include in this statement any additional investment funds mentioned below. Management is committed to manage expenses of all types so as to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

We firmly believe we can outlast the current disruptions in the investment markets and continue to attract investment dollars in coming months and years.  The Company will also consider other sources of funding, including potential mergers and/or additional farm-out of some of its exploration properties.

For the period ended March 31, 2017, net cash used for operating activities was $93,951, consisting of net loss of $241,328 for the period ended March 31, 2017, reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities.

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

Subsequent Events

On April 25, 2017, the Company’s shareholders approved three proposals at their Annual Meeting. (1) elected each of the eight director nominees set forth below to serve one-year terms, expiring at the next Annual Meeting of Shareholders; (2) ratified and reapproved the Stock Option Plan; and, (3) ratified and reapproved the appointment of DeCoria, Maichel & Teague as independent auditors.

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

During the three months ended March 31, 2017, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Consolidated Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

/s/ Eric T. Jones

By

Eric T. Jones

President and Chief Executive Officer

Date: May 15, 2017

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

/s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date; May 15, 2017

22