Form 10-Q
period 2017-06-30
THUNDER MOUNTAIN GOLD INC
filed 2017-08-11
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at July 17, 2017:  54,680,579

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

21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

21

Item 3.  Defaults Upon Senior Securities.

21

Item 4.  Mine Safety Disclosures

21

Item 5.  Other Information

22

Item 6.  Exhibits

22

SIGNATURES

23

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets	(Unaudited)
June 30, 2017 and December 31, 2016	June 30,	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$9,991	$108,184
Prepaid expenses and other assets	32,071	33,903
Total current assets	42,062	142,087

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $57,627 and $15,047, respectively	176,338	218,918
Total property and equipment	456,671	499,251

Mineral interests (Note 3)	479,477	479,477

Total assets	$978,210	$1,120,815

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$109,369	$86,813
Accrued related party liability (Note 5)	181,313	181,313
Accrued interest payable to related parties (Note 4)	25,564	17,723
Deferred payroll (Note 5)	724,500	568,500
Related party notes payable (Note 4)	146,576	126,576
Total current liabilities	1,187,322	980,925

Accrued reclamation costs (Note 3)	65,000	65,000

Total liabilities	1,252,322	1,045,925

Commitments and Contingencies (Notes 2, 3 and 9)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 54,680,579 shares issued and outstanding	54,681	54,681
Additional paid-in capital	5,404,071	5,350,513
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(5,887,366)	(5,484,806)
Total Thunder Mountain Gold, Inc stockholders' equity (deficit)	(452,814)	(103,812)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	178,702	178,702
Total stockholders' equity (deficit)	(274,112)	74,890
Total liabilities and stockholders' equity (deficit)	$978,210	$1,120,815

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Expenses:
Exploration expenses	$49,117	$48,315	$98,268	$93,820
Legal and accounting	8,743	51,580	39,247	166,559
Management and administrative	78,911	67,089	214,719	136,834
Depreciation	20,010		42,580	-
Total expenses	156,781	166,984	394,814	397,213

Other income (expense):
Interest expense, related parties	(4,607)	(3,573)	(7,841)	(7,352)
Foreign exchange gain (loss)	156	(204)	95	5,212
Total other income (expense)	(4,451)	(3,777)	(7,746)	(2,140)
Net Loss	(161,232)	(170,761)	(402,560)	(399,353)
Net Income (loss) – noncontrolling interest in Owyhee Gold Trust	-	-	-	-
Net Loss – Thunder Mountain Gold, Inc.	$(161,232)	$(170,761)	(402,560)	(399,353)

Net Loss per common
share-basic and diluted	$0.00	$0.00	$(0.01)	$(0.01)

Weighted average common
shares outstanding-basic and diluted	54,680,579	50,867,549	54,680,579	50,260,956

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(402,560)	$(399,353)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	42,580	-
Common stock options issued for services	53,558	-
Change in:
Prepaid expenses and other assets	1,832	(782)
Accounts payable and other accrued liabilities	176,749	(50,519)
Accrued related party liability	(154,193)	22,140
Accrued interest payable to related parties	7,841	7,352
Deferred payroll	156,000	153,000
Net cash used by operating activities	(118,193)	(268,162)

Cash flows from financing activities:
Proceeds from sale of common stock	-	285,000
Borrowing on related parties notes payable	20,000	-
Payments on related parties notes payable	-	(7,500)
Net cash provided by financing activities	20,000	277,500

Net increase (decrease) in cash and cash equivalents	(98,193)	9,338
Cash and cash equivalents, beginning of period	108,184	12,143
Cash and cash equivalents, end of period	$9,991	$21,481

Noncash financing and investing activities:
Common stock issued for payment of related parties notes payable	$-	$50,000

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

Basis of Presentation and Going Concern

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to the Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017. For further information, refer to the financial statements and the footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has historically incurred losses and does not have sufficient cash at June 30, 2017 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

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

The Company has established 75% ownership and full management of OGT.  Thus, OGT’s financial information is included 100% in the Company’s consolidated financial statements since November 6, 2016. The Company’s consolidated financial statements reflect the other investor’s 25% non-controlling interest in OGT. See Note 3 for further information.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are based on the estimated useful lives of the assets and are computed using straight-line or units-of-production methods. The expected useful lives of most of the Company’s equipment ranges between 3 and 10 years. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including options and warrants to purchase the Company’s common stock.  As of June 30, 2017, and 2016, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

For the six-month period ended June 30,	2017	2016
Stock options	5,115,000	3,990,000
Warrants	-	5,015,000
Total possible dilution	5,115,000	9,005,000

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

On October 27, 2016, the Company decided to terminate the exploration agreement with Newmont in order to concentrate on the Company’s finances. The Company still retains 78 unpatented claims (1,600 acres) in Trout Creek of the target area.  The Company pays annual fees to BLM of $3,255 and Lander County $940 fees in maintaining the property.

See Note 3 regarding royalty requirements for the South Mountain Project.

3.

South Mountain Project

On November 8, 2012, the Company, through its wholly-owned subsidiary South Mountain Mines, Inc., (“SMMI”), and Idaho State Gold Company II, LLC (“ISGC II”) formed the Owyhee Gold Trust, LLC, (“OGT”) a limited liability company. In 2015 and through November 2016, disagreements between SMMI and ISGC II resulted in litigation about the status of OGT.      In November 2016, the parties entered into judicially-confirmed Settlement Agreement and Release that resolved outstanding disagreements, and provided for a new operating agreement by which SMMI obtained an option to acquired 100% of OGT’s interest in the South Mountain Project.

Under the new OGT operating agreement, SMMI is the sole manager and pays all expenses for exploration and development of the property.  SMMI and ISGC II have 75% and 25% ownership, respectively, in OGT.  SMMI and OGT have a separate Mining Lease with Option to Purchase (“Lease Option”) under which SMMI has an option to purchase the South Mountain mineral interest for a capped $5 million less net returns royalties paid through the date of exercise.  The Lease Option expires in November 2026.  If SMMI exercises the option, the option payment $5 million less advance royalties will be distributed 100% by OGT to ISGC II.  Under the Lease Option, SMMI pays a $5,000 net returns royalty annually on November 4.

During 2015 and through the settlement date (November 6, 2016), the Company managed the South Mountain mineral interests and recognized expenses as Company expenses.

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

On July 8, 2016, the Company executed two new promissory notes payable to Eric Jones and Jim Collord. The amount of the notes was $15,000 and $10,000, respectively, for a total of $25,000.  The terms of these note are a 2% interest rate accrued per month for a term of two months.  During the year ended December 31, 2016, the Company paid $17,500 on Mr. Jones’ outstanding note balance.  At June 30, 2017 and December 31, 2016, the notes payable balances were $56,768 and $69,808 for Mr. Jones and Mr. Collord, respectively.  These notes, as amended, are due December 31, 2017

On June 21, 2017, the Company originated a short term promissory notes payable to a Director of the Company, Paul Beckman. The note has a principal amount of $20,000 with simple interest calculated at 1% per month, and is due in full on December 31, 2017.

5.

Related Party Transactions:

In addition to the related parties notes payable discussed in Note 4, the Company had the following related party transactions.

Three of the Company’s officers are deferring compensation for services.  At June 30, 2017, the amounts due them are as follows:  Eric Jones - $290,000 (December 31, 2016 – $230,000), Jim Collord - $290,000 (December 31, 2016  - $230,000), and Larry Thackery, Chief Financial Officer - $144,500 (December 31, 2016 - $108,500).     Compensation expense for services performed by these related parties was $78,000 and $78,000 during the quarters ended June 30, 2017 and 2016, respectively and $156,000 and $153,000 during the six months ended June 30, 2017 and 2016, respectively.

The Company engaged Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services.  Baird had no legal expenses in 2017.  Legal expenses of $54,000 were incurred during the six months ended June 30, 2016.   At June 30, 2017 and December 31, 2016, the balance due to Baird is $181,313.

During 2017, Jim Collord and Eric Jones have advanced funds to the Company for operating expenses.    The balances due them on June 30, 2017 were $4,288 and $10,971, respectively, and are included in Accounts payable and other accrued expenses on the consolidated balance sheet.

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

In 2016, warrant holders exercised 3,590,000 warrants for shares of common stock at a price of $0.10 per share for proceeds of $359,000.  In addition, warrants for 203,030 shares of common stock were exercised at $0.10 in exchange for accounts payable balances totaling $20,434.  As disclosed in Note 4, Jim Collard exercised warrants for 20,000 shares of common stock in exchange for a $2,000 payment towards his note payable balance. At June 30, 2017, the Company has no outstanding warrants.

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

Effective March 21, 2017 the Company, granted 600,000 stock options to three Directors of the Company. The options are exercisable on or before March 31, 2022 at a price of $0.10 for 200,000 shares, and at a price of $0.09 for the remaining 400,000 shares.  After this grant, the Company has 5,115,000 outstanding stock options that represent 9.4% of the issued and outstanding shares of common stock. The fair value of the options was determined to be $53,558 using the Black Scholes model.  The options were fully vested upon grant and recognized as compensation expense during the quarter ended March 31, 2017.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

Number of Options	600,000
Stock price	$0.09
Exercise price	$0.09 to $0.10
Expected volatility	235.5%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	1.96%

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2015	3,990,000	0.17
Expired	(2,000,000)	(0.27)
Granted	2,525,000	0.10
Outstanding and exercisable at December 31, 2016	4,515,000	$ 0.08
Granted	600,000	0.09
Outstanding and exercisable at June 30, 2017	5,115,000	$0.09

The average remaining contractual term of the options outstanding and exercisable at June 30, 2017 was 3.20 years.  As of June 30, 2017, options outstanding and exercisable had a $124,210 aggregate intrinsic value based on the Company’s stock price of $0.11.

8.

Subsequent Events

On July 19, 2017, Paul Beckman exercised stock options representing 275,000 of common stock in exchange for a notes payable due Mr. Beckman of $20,000 in principal $125 in accrued interest payable and $8,125 in cash.  Additional options were exercised on 140,000 shares of common stock by other individuals for $12,400.

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

The Company’s financial position remained unchanged during the first half of 2017, as metals commodity markets seem to have improved during this period.  Junior mining equity markets may strengthen periodically in response to favorable price movements in certain metals during 2017, providing some companies with the opportunity to take advantage of short periods of positive sentiment in the market. However, until metal price momentum across the board becomes bullish, equity financing in the mining industry will remain challenging. Analyst estimates for the remainder of 2017 are for stabilizing precious metals markets, along with stable and improving prices for zinc, copper and lead.

The Company continued to operate on a limited budget during 2017 while funding the maintenance of the South Mountain Project during which additional financing is being sought for the Project.  The Company’s plan of operation for the next twelve months, subject to business conditions, will be to continue to develop the South Mountain Project and complete an industry standard Economic Analysis. The Company has engaged SRK Consulting (Reno) to oversee and complete this work. Work on the Trout Creek Project will also continue in 2017, although the South Mountain Project will still remain the focus.

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

South Mountain Mines Inc. (an Idaho Corporation) owned the patented claims from 1975 to the time the Company purchased the entity in 2007. They conducted extensive exploration work including extending the Sonneman Level by approximately 1,500 feet to intercept the down-dip extension of the Texas sulfide mineralization mined on the Laxey Level approximately 400 feet up-dip from the Sonneman.  High grade sulfide mineralization was intercepted and confirmed on the Sonneman Extension.  In 1985 South Mountain Mines Inc. completed a feasibility study based on historic and newly developed ore zones exposed in their underground workings and drilling.  This resulted in a historic resource of approximately 470,000 tons containing 23,500 ounces of gold, 3,530,000 ounces of silver, 8,339,000 pounds of copper, 13,157,000 pounds of lead and 91,817,000 pounds of zinc. Although they determined positive economics, and that the resource was still open at depth with a large upside potential, the project was shut down and placed into care and maintenance.

In 2008, the Company contracted Kleinfelder, Inc., a nationwide engineering and consulting firm, to complete a technical report “Resources Data Evaluation, South Mountain Property, South Mountain Mining District, Owyhee County, Idaho”. The technical report was commissioned by Thunder Mountain Resources, Inc. to evaluate all the existing data available on the South Mountain property.  Kleinfelder utilized a panel modeling method using this data to determine potential mineralized material remaining and to make a comparison with the resource determined by South Mountain Mines in the mid-1980s.

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

2012 through 2017 Highlights of South Mountain drilling and development work:

The assay results from 2012 through 2014 pre-development work confirm that there is significant upside to the resource. The results further reinforce the exceptional continuity of high-grade zinc/silver mineralization at South Mountain along the strike of the well-mineralized trend. Both the upper Texas and the DMEA ore shoots were drilled to define the continuity of up- and down-dip sulfide mineralization.  Although additional definition drilling is necessary, positive results showed excellent grades and continuity. Additionally, the Sonneman and Laxey levels of the mine were opened and refurbished, with 2,700 feet of 14 X 14-foot development-ready drifts and drill stations developed on the Sonneman level, along with 720 feet of 10’ X 10’ drift rehabilitation on the Laxey Level.

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

Two underground core rigs are planned for extending the South Mountain resource, and testing the high-priority historic ore zones.  One core drill will begin on the DMEA to complete the confirmation and extensional drilling, while the other core drill will focus primarily on the Texas zone to extend resources at depth beyond the current inferred resource area. In Addition, bulk samples will be mined for metallurgical test work, which will be orchestrated in part by SRK Consulting.

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

Trout Creek Project, Lander County, Nevada

The Trout Creek gold exploration project is a pediment target located along the western flank of the Shoshone Mountain Range in the Reese River Valley in Lander County, Nevada. The claim package consists of 78 unpatented mining claims (approximately 1560 acres) that are situated along a recognizable structural zone in the Eureka-Battle Mountain mineralized gold trend.  Thunder Mountain maintained a joint venture agreement with Newmont Mining on some of their adjoining mineral rights sections and aliquot parcels from 2011 thru 2016. On October 27, 2016 the Company terminated the exploration agreement with Newmont Mining Corporation in order to concentrate their efforts on the South Mountain Project.  The Company retained the 78 claim package by paying annual fees to BLM of $3,255 and Lander County $940 fees.

The Project is located approximately 155 air miles northeast of Reno, Nevada, or approximately 20 miles south of Battle Mountain, Nevada, in Sections 10, 11, 14, 16, 21, 22, 27; T.29N.; R.44E. Mount Diablo Baseline & Meridian, Lander County, Nevada. Latitude:   40    23’ 36” North, Longitude: 117   00’ 58” West. The property is accessible by traveling south from Battle Mountain Nevada on state highway 305, which is paved. The project is generally accessible year round and there are no improvements on the property.

The Trout Creek target is anchored by a regional gravity anomaly on a well-defined northwest-southeast trending break in the alluvial fill thickness and underlying bedrock.  Previous geophysical work in the 1980s revealed an airborne magnetic anomaly associated with the same structure, and this was further verified and outlined in 2008 by Company personnel using a ground magnetometer. The target is covered by alluvial fan deposits of generally unknown thickness shed from the adjacent Shoshone Range, a fault block mountain range composed of Paleozoic sediments of both upper and lower plate rocks of the Roberts Mountains thrust.

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

Employees

At June 30, 2017, SMMI has deferred payroll of $724,500. These salaries were earned in accordance with the OGT LLC operating agreement and have been recorded on SMMI’s books. OGT Management includes SMMI`s Eric Jones, Jim Collord, and Larry Thackery as CFO. These salaries will continue to be deferred until a later date.

Results of Operations:

The Company recognized no revenues and had no production for the six months ending June 30, 2017. Total operating expenses for the six months ending June 30, 2017 of $394,814 decreased from the same respective time frame ending 2016 by $2,399 or 0.6% in total expenses. Exploration expenses for the six months ended June 30, 2017 increased by $4,448 when compared to same period in 2016. Legal and accounting costs decreased from 2016 by $127,312 for a total of legal and accounting expenses of $39,247. Management and administrative expense increased by $77,885 or 57%, mostly due to stock options valued at $53,558 issued to our directors.

On November 6, 2016, the Company entered a Settlement Agreement between ISGC II and, SMMI, regarding the Owyhee Gold Territory LLC (OGT). Under the terms of this agreement equipment assets were transferred to SMMI resulting in the Company recognizing depreciation expense of $42,579 for the period ending June 30, 2017.

Liquidity and Capital Resources:

The consolidated financial statements for the period ending June 30, 2017, disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the period ended June 30, 2017, we did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

•

At July 17, 2017, we had $2,978 cash in our bank accounts.

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

For the period ended June 30, 2017, net cash used for operating activities was $118,193, consisting of net loss of $402,560 for the period ended June 30, 2017, reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities.

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

(3)  OGT LLC, managed by the Company’s wholly-owned subsidiary SMMI, receives a $5,000 per year payment for up to 10 years, or until a $5 million capped NPI Royalty is paid.

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

During the six months ended June 30, 2017, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30 , 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Consolidated Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

/s/ Eric T. Jones

By

Eric T. Jones

President and Chief Executive Officer

Date: August 10 , 2017

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

/s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date; August 10 , 2017

22