Form 10-Q
period 2017-09-30
THUNDER MOUNTAIN GOLD INC
filed 2017-11-13
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at November 1, 2017:  55,095,579

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

21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

21

Item 3.  Defaults Upon Senior Securities.

21

Item 4.  Mine Safety Disclosures

21

Item 5.  Other Information

22

Item 6.  Exhibits

22

SIGNATURES

23

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets	(Unaudited)
September 30, 2017 and December 31, 2016	September 30,	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$6,763	$108,184
Prepaid expenses and other assets	30,180	33,903
Total current assets	36,943	142,087

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $63,291 and $15,047, respectively (Note 4)	119,314	218,918
Total property and equipment	399,647	499,251

Mineral interests (Note 3)	479,477	479,477

Total assets	$916,067	$1,120,815

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$89,195	$86,813
Accrued related party liability (Note 6)	181,313	181,313
Accrued interest payable to related parties (Note 5)	30,051	17,723
Deferred payroll (Note 6)	802,500	568,500
Related party notes payable (Note 5)	126,576	126,576
Total current liabilities	1,229,635	980,925

Accrued reclamation costs (Note 3)	65,000	65,000

Total liabilities	1,294,635	1,045,925

Commitments and Contingencies (Notes 2, 3)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 55,095,579 and 54,680,579 shares issued and outstanding	55,096	54,681
Additional paid-in capital	5,444,332	5,350,513
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(6,032,498)	(5,484,806)
Total Thunder Mountain Gold, Inc stockholders' equity (deficit)	(557,270)	(103,812)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	178,702	178,702
Total stockholders' equity (deficit)	(378,568)	74,890
Total liabilities and stockholders' equity (deficit)	$916,067	$1,120,815

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Expenses:
Exploration expenses	46,613	49,318	144,881	143,138
Legal and accounting	9,728	64,837	48,975	231,396
Management and administrative	69,354	271,579	284,074	408,413
Loss on sale of equipment	1,021	-	1,021	-
Depreciation	15,003		57,582	-
Total expenses	141,719	385,734	536,533	782,947

Other income (expense):
Interest expense, related parties	(4,612)	(5,074)	(12,454)	(12,426)
Miscellaneous Income	1,200	-	1,200	-
Foreign exchange gain (loss)	-	26	95	5,238
Total other income (expense)	(3,412)	(5,048)	(11,159)	(7,188)
Net Loss	(145,131)	(390,782)	(547,692)	(790,135)
Net Income (loss) – noncontrolling interest in Owyhee Gold Trust	-	-	-	-
Net Loss – Thunder Mountain Gold, Inc.	$(145,131)	$(390,782)	(547,692)	(790,135)

Net Loss per common
share-basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted average common
shares outstanding-basic and diluted	54,864,185	51,173,456	54,791,550	50,667,823

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(547,692)	$(790,135)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	57,582	-
Loss on sale of equipment	1,021
Common stock options issued for services	53,558	175,199
Change in:
Prepaid expenses and other assets	3,723	(2,637)
Accounts payable and other accrued liabilities	2,384	(75,536)
Accrued related party liability	-	49,140
Accrued interest payable to related parties	12,453	12,426
Deferred payroll	234,000	231,000
Net cash used by operating activities	(182,971)	(400,543)

Cash flows from investing activities:
Proceeds from sale of equipment	41,000	-
Net cash provided by investing activities	41,000	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	285,000
Proceeds from exercise of common stock warrants	-	142,500
Proceeds from exercise of common stock options	20,550	-
Proceeds from related parties notes payable	20,000	25,000
Payments on related parties notes payable	-	(7,500)
Net cash provided by financing activities	40,550	445,000

Net increase (decrease) in cash and cash equivalents	(101,421)	44,457
Cash and cash equivalents, beginning of period	108,184	12,143
Cash and cash equivalents, end of period	$6,763	$56,600

Noncash financing and investing activities:
Common stock issued for payment of related parties notes payable	$-	$50,000
Stock options exercised in satisfaction of related parties notes payable and related accrued interest payable	20,125	-

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

Basis of Presentation and Going Concern

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to the Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017. For further information, refer to the financial statements and the footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has historically incurred losses and does not have sufficient cash at September 30, 2017 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including options and warrants to purchase the Company’s common stock.  As of September 30, 2017, and 2016, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

	2017	2016
Stock options	4,700,000	4,515,000
Warrants	-	3,590,000
Total possible dilution	4,700,000	8,105,000

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

Annual Payment
Acree Lease (June)	$ 3,390
Lowry Lease (October)	11,280
Idaho South Mountain LLC Lease (April)	1,680
Total	$16,350

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

On October 27, 2016, the Company decided to terminate the exploration agreement with Newmont. The Company still retains 78 unpatented claims (1,600 acres) in Trout Creek of the target area.  The Company pays annual fees to BLM of $3,255 and Lander County $940 fees in maintaining the property.

On November 4, 2016, the Company agreed to pay its former partner $5,000 per year in advanced royalties on the South Mountain Project. See Note 3 regarding royalty requirements for the South Mountain Project.

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

The carrying value of the mineral property is $479,477 at both September 30, 2017 and December 31, 2016.

4.   Property and Equipment

The Company’s property and equipment are as follows:

	September 30, 2017	December 31, 2016
Vehicles	$22,441	$22,441
Buildings	65,071	65,072
Construction Equipment	36,447	87,806
Mining Equipment	58,646	58,646
	182,605	233,965
Accumulated Depreciation	(63,291)	(15,047)
	119,314	218,918
Land	280,333	280,333
Total Property and Equipment	$399,647	$499,251

On August 22, 2017, the Company’s board of directors approved a resolution to sell a Caterpillar 950G loader to a construction company in the amount of $41,000 cash. This asset had a carrying value of $42,021 resulting in a loss on sale of equipment of $1,021.

5.   Related Parties Notes Payable

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

On July 8, 2016, the Company executed two new promissory notes payable to Eric Jones and Jim Collord. The amount of the notes was $15,000 and $10,000, respectively, for a total of $25,000.  The terms of these note are a 2% interest rate accrued per month for a term of two months.  During the year ended December 31, 2016, the Company paid $17,500 on Mr. Jones’ outstanding note balance.  At September 30, 2017 and December 31, 2016, the notes payable balances were $56,768 and $69,808 for Mr. Jones and Mr. Collord, respectively.  These notes, as amended, are due December 31, 2017

On June 21, 2017, the Company originated a short term promissory notes payable to a Director of the Company, Paul Beckman. The note has a principal amount of $20,000 with simple interest calculated at 1% per month. On July 19, 2017, Mr. Beckman exercised stock options for 275,000 shares of common stock for total consideration of $28,275 which was in the form of the balance due on his note and accrued interest payable of $20,000 and $125, respectively, and $8,150 in cash.

6.

Related Party Transactions:

In addition to the related parties notes payable discussed in Note 5, the Company had the following related party transactions.

Three of the Company’s officers are deferring compensation for services.  At September 30, 2017, the amounts due them are as follows:  Eric Jones - $320,000 (December 31, 2016 – $230,000), Jim Collord - $320,000 (December 31, 2016 - $230,000),

and Larry Thackery, Chief Financial Officer - $162,500 (December 31, 2016 - $108,500).     Compensation expense for services performed by these related parties was $78,000 and $78,000 during the quarters ended September 30, 2017 and 2016, respectively and $234,000 and $231,000 during the nine months ended September 30, 2017 and 2016, respectively.

The Company engaged Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services.  Baird had no legal expenses in 2017.  Legal expenses of $54,000 were incurred during the nine months ended September 30, 2016.   At September 30, 2017 and December 31, 2016, the balance due to Baird is $181,313.

During 2017, Jim Collord and Eric Jones have advanced funds to the Company for operating expenses.    The balances due them on September 30, 2017 were $5,035 and $10,971, respectively, and are included in Accounts payable and other accrued expenses on the consolidated balance sheet.

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

In 2016, warrant holders exercised 3,590,000 warrants for shares of common stock at a price of $0.10 per share for proceeds of $359,000.  In addition, warrants for 203,030 shares of common stock were exercised at $0.10 in exchange for accounts payable balances totaling $20,434.  As disclosed in Note 4, Jim Collard exercised warrants for 20,000 shares of common stock in exchange for a $2,000 payment towards his note payable balance. At September 30, 2017, the Company has no outstanding warrants.

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

On July 19, 2017, Paul Beckman exercised stock options representing 275,000 shares of common stock for total consideration of $28,275 which was in the form of the balance due on his note and accrued interest payable of $20,000 and $125, respectively, and $8,150 in cash.  Additionally, Larry Thackery exercised stock options for 140,000 shares of common stock for $12,400 in cash.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

Number of Options	600,000
Stock price	$0.09
Exercise price	$0.09 to $0.10
Expected volatility	235.5%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	1.96%

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2015	3,990,000	0.17
Expired	(2,000,000)	(0.27)
Granted	2,525,000	0.10
Outstanding and exercisable at December 31, 2016	4,515,000	$ 0.08
Granted	600,000	0.09
Exercised	(415,000)	0.10
Outstanding and exercisable at September 30, 2017	4,700,000	$0.08

The average remaining contractual term of the options outstanding and exercisable at September 30, 2017 was 3.23 years.  As of September 30, 2017, options outstanding and exercisable had a $589,098 aggregate intrinsic value based on the Company’s stock price of $0.21.

9.

Subsequent Events

On October 25, 2017, the Company borrowed $100,000 from Paul Beckman in the form of a note payable.   The note bears simple interest of 1% per month, has a term of six months, and contains a conversion option at $0.18 per common share.

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

The Company’s financial position remained unchanged during the first nine months of 2017, as metals commodity markets seem to have improved during this period.  Junior mining equity markets may strengthen periodically in response to favorable price movements in certain metals during 2017 and 2018, providing some companies with the opportunity to take advantage of short periods of positive sentiment in the market. However, until capital markets in the Junior Mining space become favorable, equity financing in the mining industry will remain challenging. Analyst estimates for the remainder of 2017 and first half of 2018 are for stabilizing precious metals markets, along with stable and improving prices for zinc, copper and lead.

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

The property is located approximately 70 air miles southwest of Boise, Idaho and approximately 24 miles southeast of Jordan Valley, Oregon. It is accessible by highway 95 driving south from the Boise area to Jordan Valley Oregon, then by traveling southeast approximately 22 miles back into Idaho, via Owyhee County road that is dirt and improved to within 4 miles of historic mine site. The last 4 miles up the South Mountain Mine road are unimproved dirt road. The property is accessible year-round to within 4 miles of the property, where the property is accessible from May thru October without plowing snow. There is power within 4 miles of the site as well. The climate is considered high desert. The Company has water rights on the property, and there is a potable spring on the property that once supplied water to the main camp.

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

Management is very encouraged with the positive drilling results at South Mountain.  With the drift rehabilitation underground, tremendous down dip potential of these high-grade zinc, silver, gold, copper, and lead zones, has emerged, with polymetallic mineralization that could be incorporated into the early years of the South Mountain mine plan. Given the associated economic upside of such a scenario, the Company plans to aggressively delineate the full extent of the mineralization at South Mountain.

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

Two underground core rigs are planned for extending the South Mountain resource, and testing the high-priority historic ore zones.  One core drill will begin on the DMEA and Laxey zones to complete the confirmation and extensional drilling, while the other core drill will focus primarily on the Texas zone to extend resources at depth beyond the current inferred resource area. In Addition, bulk samples will be mined for metallurgical test work, which will be orchestrated in part by SRK Consulting.

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

Trout Creek Project, Lander County, Nevada

The Trout Creek gold exploration project is a pediment target located along the western flank of the Shoshone Mountain Range in the Reese River Valley in Lander County, Nevada. The claim package consists of 78 unpatented mining claims (approximately 1560 acres) that are situated along a recognizable structural zone in the Eureka-Battle Mountain mineralized gold trend.  Thunder Mountain maintained a joint venture agreement with Newmont Mining on some of their adjoining mineral rights sections and aliquot parcels from 2011 thru 2016. On October 27, 2016 the Company terminated the exploration agreement with Newmont Mining Corporation in order to concentrate their efforts on the South Mountain Project.  The Company retained the 78-claim package by paying annual fees to BLM of $3,255 and Lander County $940 fees.

The Project is located approximately 155 air miles northeast of Reno, Nevada, or approximately 20 miles south of Battle Mountain, Nevada, in Sections 10, 11, 14, 16, 21, 22, 27; T.29N.; R.44E. Mount Diablo Baseline & Meridian, Lander County, Nevada. Latitude:   40    23’ 36” North, Longitude: 117   00’ 58” West. The property is accessible by traveling south from Battle Mountain Nevada on state highway 305, which is paved. The project is generally accessible year-round and there are no improvements on the property.

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

An extensive data package on the area was made available to Thunder Mountain Gold by Newmont during the joint exploration agreement period (2011-2016) that significantly enhanced the target area. This, along with fieldwork consisting of mapping and sampling the altered and mineralized structures that can be followed through the Shoshone Range.  Of importance is that these structures align with the Cortez-Pipeline deposits and the Phoenix deposit (part of the Eureka-Battle Mountain-Getchell Trend).

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

Employees

At September 30, 2017, SMMI has deferred payroll of $802,500. These salaries were earned in accordance with the OGT LLC operating agreement and have been recorded on SMMI’s books. OGT Management includes SMMI`s Eric Jones, Jim Collord, and Larry Thackery as CFO. These salaries will continue to be deferred until a later date.

Results of Operations:

The Company recognized no revenues and had no production for the nine months ending September 30, 2017. Total operating expenses for the nine months ending September 30, 2017 of $536,533 decreased from the same respective time frame ending 2016 by $246,414 or 31% in total expenses. Exploration expenses for the six months ended September 30, 2017 increased by $1,743 when compared to same period in 2016. Legal and accounting costs decreased from 2016 by $182,421 for a total of legal and accounting expenses of $48,975. The decreased Management and administrative expense decreased by $124,340 or 30%, or a total mostly due to stock options valued at $175,199 issued to our directors in July of 2016.

On August 22, 2017, the Company’s board of directors approved a resolution to sell a Caterpillar 950G loader to Warner Construction in the amount of $41,000 cash. This asset had a carrying value of $42,021 resulting in a loss on sale of equipment of $1,021.

On November 6, 2016, the Company entered a Settlement Agreement between ISGC II and, SMMI, regarding the Owyhee Gold Territory LLC (OGT). Under the terms of this agreement equipment assets were transferred to SMMI resulting in the Company recognizing depreciation expense of $57,582 for the period ending September 30, 2017.

Liquidity and Capital Resources:

The consolidated financial statements for the period ending September 30, 2017, disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the period ended September 30, 2017, we did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Our plans for the long-term continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties. Our plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property.

While the Company does not currently have cash sufficient to support the currently planned aggressive exploration work at South Mountain, we believe that the survivability of Thunder Mountain Gold can be assured by the following:

•

November 1, 2017, we had $60,950 cash in our bank accounts, this includes the $100,000 borrowed from Mr. Beckman on October 25, 2017.

•

Management and the Board have undertaken plans or commitments that exceeds the cash on hand in the Company.  The Company does not include in this statement any additional investment funds mentioned below. Management is committed to manage expenses of all types so as to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

We believe we can continue to attract funding in the future. Including debt or equity financing, potential mergers and/or additional farm-out of some of its exploration properties.

For the period ended September 30, 2017, net cash used for operating activities was $182,971, consisting of net loss of $547,692 for the period ended September 30, 2017, reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities.

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

During the nine months ended September 30, 2017, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Consolidated Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

/s/ Eric T. Jones

By

Eric T. Jones

President and Chief Executive Officer

Date: November 13, 2017

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

/s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date; November 13, 2017

23