Form 10-K
period 2017-12-31
THUNDER MOUNTAIN GOLD INC
filed 2018-03-30
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☐  No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company  ☒  Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter:  $ 4,599,851 as of June 30, 2016.

The number of shares of the Registrant’s Common Stock outstanding as of March 26, 2018, was 57,133,879

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

14

ITEM 7 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

14

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

17

ITEM 8 -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

18

ITEM 9 –    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

18

ITEM 9A - CONTROLS AND PROCEDURES

33

ITEM 9B - OTHER INFORMATION

33

PART III

34

ITEM 10 -  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

34

ITEM 11 -  EXECUTIVE COMPENSATION

38

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

40

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

41

ITEM 14 -  PRINCIPAL ACCOUNTING FEES AND SERVICES

42

PART IV

44

ITEM 15 –  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

44

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

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes (“Notes”) thereto for the fiscal year ending December 31, 2017.  The following statements may be forward looking in nature and actual results may differ materially.

ITEM 1 - DESCRIPTION OF BUSINESS

Company History

The Company was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc. In April 1978 controlling interest in the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders who then changed the corporate name to Thunder Mountain Gold, Inc. with the primary goal to further develop their holdings in the Thunder Mountain Mining District, Valley County, Idaho.

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

The Company is structured as follows: The Company owns 100% of the outstanding stock of Thunder Mountain Resources, Inc., a Nevada Corporation. Thunder Mountain Resources, Inc. owns 100% of the outstanding stock of South Mountain Mines, Inc., an Idaho Corporation. South Mountain Mines, Inc. owns 75% of Owyhee Gold Territory, LLC.

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

On November 4, 2016, the Company entered into a Settlement Agreement between ISGC II and, SMMI.  This Settlement was judicially-ratified on November 9, 2016.  SMMI is the Manager, and has 75% ownership in the OGT with ISGC II retaining 25% ownership, capped at $5 million, and no management control.

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

We believe that there is substantial doubt about our ability to continue as a going concern

We have never generated net income from our exploration efforts and we have incurred significant net losses in each year since inception. Our accumulated deficit as of December 31, 2017, was $6,195,923. We expect to continue to incur substantial additional losses for the foreseeable future, and we may never become profitable. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate and ultimately extract our proven or probable precious metals reserves, if any, our ability to generate positive net revenues and our ability to reduce our operating costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because we will incur exploration costs and do not expect to generate revenue.  Continued failure to generate revenues could cause us to go out of business.

Our financial statements, for the year ended December 31, 2017 were audited by our independent registered public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern.

We believe that there is substantial doubt about our ability to continue as a going concern due to our total accumulated deficit of $6,195,923 as of December 31, 2017.  Our plans for our continuation as a going concern include financing our operations through sales of unregistered common stock and the exercising of stock options by our officers, directors and originators. If we are not successful with our plans, equity holders could then lose all or a substantial portion of their investment.

We will likely need to raise additional capital to continue our operations, and if we fail to obtain the capital necessary to fund our operations, we will be unable to continue our exploration efforts and may have to cease operations.

At December 31, 2017, we had current assets of $64,927.  We are planning to raise additional funds in 2018 to meet our current operating and capital requirements for the next 12 months and beyond. However, we have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For the year ended December 31, 2017 net cash used for operating activities was $248,280.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from public offerings, private placements or loans.

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

Internal control systems provide only reasonable assurance that fraud and errors will be detected within the normal course of operations.   Company’s management believes that its internal controls are effective and commensurate for the size and scope of the business being conducted by the Company. The Company realizes the need to be proactive in this area and continues to evaluate ways for improving internal controls and weaknesses that are practical and cost effective for the size, structure, and future existence of our organization.    The Company’s Chief Financial Officer initiates and records all transactions. The transactions are reviewed and approved by the Company’s President and CEO, and reviewed by the Company’s Audit Committee. Capital Items and expenditures more than $5,000 must be approved by the Board of Directors, even if it is a line item in a Board Approved Budget. In addition, The Company has a Corporate Code of Business Conduct and Ethics (the "Code") which is acknowledged by officers and directors.  This Corporate Governance applies to Thunder Mountain Gold Inc. and its subsidiaries (collectively, the "Company").

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2 - DESCRIPTION OF PROPERTIES

The Company, including its subsidiaries, owns rights to claims and properties in the mining areas of Nevada and Idaho, which includes its South Mountain Property in Idaho, and its Trout Creek Property in Nevada.

The Company owns 100% of the outstanding stock of Thunder Mountain Resources, Inc., a Nevada Corporation. Thunder Mountain Resources, Inc. owns 100% of the outstanding stock of South Mountain Mines, Inc. (SMMI), an Idaho Corporation., Inc. Thunder Mountain Resources, Inc. completed the direct purchase of 100% ownership of South Mountain Mines, Inc. on September 27, 2007, which consisted of 17 patented mining claims (approximately 327 acres) located in Owyhee County in southwestern Idaho.   After the purchase, Thunder Mountain Resources staked 21 unpatented lode mining claims and obtained mineral leases on 545 acres of adjoining private ranch land.

The land package at South Mountain consists of a total of approximately 1,518 acres, consisting of (i) 17 patented claims (326 acres) and 360 acres of private land; (ii) lease on private ranch land (542 acres); and, (iii) 21 unpatented lode mining claims on BLM managed land (290 acres).  All holdings are in the South Mountain Mining District, Owyhee County, Idaho.

The Company’s plan of operation for the next twelve months, subject to business conditions, will be to continue to advance the South Mountain Project, including continued baseline environmental and engineering work necessary to complete the Feasibility Study, and work on advancing the Trout Creek Project, Lander County, Nevada.

South Mountain Project, Owyhee County, Idaho

The land package at South Mountain consists of a total of approximately 1,518 acres, consisting of (i) 17 patented claims (326 acres) and 360 acres of private land; (ii) lease on private ranch land (542 acres); and, (iii) 21 unpatented lode mining claims on BLM managed land (290 acres).  All holdings are in the South Mountain Mining District, Owyhee County, Idaho.

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

Metal	Grade	Total Metal
Gold Silver Copper Lead Zinc	0.058 opt 10.6 opt 1.4% 2.4% 14.5%	3,120 ozs 566,440 ozs 1,485,200 lbs. 2,562,300 lbs. 15,593,100 lbs.

Source: Anaconda Copper Mining Co. -  Direct Ore Shipments: 1941-1953 Total Tons:  53,653

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

On November 8, 2012, SMMI and Idaho State Gold Company II LLC (“ISGC”) formed Owyhee Gold Trust, LLC, (“OGT”) a limited liability corporation. The name was later changed to Owyhee Gold Territory LLC.  Because of the Settlement of litigation involving the foregoing parties, SMMI is the Manager, and has 75% ownership in the OGT, with ISGC II retaining 25% ownership, capped at $5 million with no management control. Concurrent with the Settlement, the hard assets were moved out of OGT and into SMMI through industry standard agreements. The material terms of the Settlement Agreement are as follows:

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

(iii)

OGT will retain a capped five-million-dollar ($5,000,000) Net Returns Royalty, paid quarterly at 5% of the net profits of the project when it begins producing, which is credited to ISGC II;

(iv)

there is also a $5,000 per year lease payment due to OGT.  The lease purchase option is triggered, and ISGC II`s 25% interest in OGT sunsets, upon the payment of $5,000,000 to OGT.

In January 2018, the Company engaged Hard Rock Consulting – Denver Colorado – to update the South Mountain Mine NI-43-101, to include the exploration and development work that was conducted since the last report, and to update the resource estimate.  This updated NI 43-101 will be available about the first week of April 2018, on the Company`s website at www.thundermountaingold.com, or on www.SEDAR.com.

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

Trout Creek Project, Lander County, Nevada

The Trout Creek gold exploration project is a pediment target located along the western flank of the Shoshone Mountain Range in the Reese River Valley in Lander County, Nevada. The claim package consists of 78 unpatented mining claims (approximately 1560 acres) that are situated along a recognizable structural zone in the Eureka-Battle Mountain mineralized gold trend.  Thunder Mountain had a joint venture agreement with Newmont Mining on some of their adjoining mineral rights sections, but on October 27, 2016 the Company terminated the exploration agreement with Newmont Mining Corporation to concentrate their efforts on the South Mountain Project.  The Company retained the 78-claim package by paying annual fees to BLM of $3,255 and Lander County $940 fees.

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

The Company anticipates that one or two reverse circulation holes will be drilled that will test the bedrock beneath the gravel along the mineralized structures once funding is available.

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

Employees

At December 31, 2017, SMMI has deferred payroll of $871,500. These salaries were earned in accordance with the OGT LLC operating agreement and have been recorded on SMMI’s books. OGT Management includes SMMI`s Eric Jones, Jim Collord, and Larry Thackery as CFO. These salaries will continue be deferred until a later date.

ITEM 3 - LEGAL PROCEEDINGS

None.

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

On September 24, 2010, the Company’s common stock also began trading on the TSX Venture Exchange (“TSX-V”) in Canada and is quoted under the trading symbol “THM”

The following table illustrates the average high/low price of our common stock for both the OTCBB and TSX-V for the last two (2) fiscal years 2017 and 2016:

	OTCQB (US$)		TSX-V(Cdn$)(1)
PERIOD(2)	HIGH	LOW	HIGH	LOW
2017
First Quarter	$ 0.08	$ 0.08	$ 0.12	$ 0.12
Second Quarter	$ 0.11	$ 0.11	$ 0.18	$ 0.18
Third Quarter	$ 0.21	$ 0.21	$ 0.24	$ 0.24
Fourth Quarter	$ 0.20	$ 0.20	$ 0.15	$ 0.15

2016
First Quarter	$ 0.05	$ 0.05	$ 0.09	$ 0.09
Second Quarter	$ 0.13	$ 0.13	$ 0.15	$ 0.15
Third Quarter	$ 0.15	$ 0.15	$ 0.16	$ 0.16
Fourth Quarter	$ 0.08	$ 0.08	$ 0.14	$ 0.14

At December 31, 2017, the price per share quoted on the OTCQB was $0.05 and Cdn$0.12 on the TSX-V.

(1)  Our common stock began trading on the TSX-V on September 24, 2010.

(2)  Quarters indicate calendar year quarters.

Holders:

As of December 31, 2017 there were approximately 1,529 shareholders of record of the Company’s common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Transfer Agent:

Our independent stock transfer agent in the United States is Computershare Shareholder Services, located at 8742 Lucent Blvd., Suite 225, Highlands Ranch, CO 80129. In Canada, our Agent is Computershare, TORU - Toronto, University Ave, 100 University Ave, 8th Floor, Toronto, ON M5J 2Y1, CANADA

Dividends:

No dividends were paid by the Registrant in 2017 or 2016, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

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

The SIP has a fixed maximum percentage of 10% of the Company’s outstanding shares that are eligible for the plan pool, whereby the number of Shares under the SIP increase automatically with increases in the total number of shares. This “Evergreen” provision permits the reloading of shares that make up the available pool for the SIP, once the options granted have been exercised. The number of shares available for issuance under the SIP automatically increases as the total number of shares outstanding increase, including those shares issued upon exercise of options granted under the SIP, which become re-available for grant after exercise of option grants. The number of shares subject to the SIP and any outstanding awards under the SIP will be adjusted appropriately by the Board of Directors if the Company’s common stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification, dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all the Company’s assets.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities:

On July 19, 2017, Paul Beckman, a director of the Company, exercised stock options representing 275,000 unregistered shares of common stock for total consideration of $28,275 which was in paid by forgiving the balance due on a note between the Company and Mr. Beckman along with the accrued interest due of $20,000 and $125, respectively, and $8,150 in cash.  Additionally, Larry Thackery, the Company’s Chief Financial Officer, exercised stock options for 140,000 unregistered shares of common stock for $12,400 in cash.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fiscal year ended December 31, 2017, the Company had 415,000 purchases of common stock from stock options being exercised. However, several insiders purchased shares as “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

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

The Company focused on financing for their South Mountain Mine development during the 2017 calendar year, as metals commodity markets improved and rebounded during that time.   Equity markets may strengthen periodically in response to favorable price movements in certain metals during 2018, providing some companies like ours with the opportunity to take advantage of short periods of positive sentiment in the market. However, until metal price momentum across the board becomes more optimistic, equity financing in the mining industry will remain challenging. Analyst estimates for the remainder of 2018 are for stabilizing precious metals markets, along with a stable demand for metals like zinc and copper that drive the economics at South Mountain.

The Company  operated on a limited budget during 2017  funding the maintenance of the South Mountain Project while continuting to search for additional financing  for the Project.  The Company’s plan of operation for the next twelve months, subject to business conditions, will be to continue to develop the South Mountain Project and complete an industry standard Feasibility Study.  The completion of any such study is highly dependent on the ability of the Company to secure additional financing.

Work on the Trout Creek Project will continue in 2018, although the South Mountain Project will remain the focus.  At the Trout Creek Project, the following is planned when funding is available:

  •

Drill pre-defined drill targets that were established during the Joint Exploration Agreement with Newmont Mining.

•

Analyze the drill data and prepare for further exploration in the 2018/2019 season.

  •

Continue geophysical interpretation of the valley area, and explore the possibility of combining the Company`s land position with another entity exploring this trend

Results of Operations:

The Company had no revenues and no production for 2017 or 2016. Net loss for 2017 decreased from the prior year by $327,609, by 32%. The decrease is mostly due to the fact the Company`s legal expenses diminished after the OGT default settlement during 2016.  Exploration expenses for the year ended December 31, 2017, decreased by $5,460, when compared to year end 2016. Legal and accounting expenses decreased from 2016 by the amount of $253,573 for a total of legal and accounting expenses of $63,393. Management and administrative expense decreased by $134,828 or 27%, for a total of $360,464, mostly due to stock options valued at $175,199 issued to our directors, officers and key consultants in 2016 compared to $53,557 in 2017.

On August 22, 2017, the Company sold a Caterpillar 950G loader to a construction company for $41,000. This asset had a carrying value of $42,021 resulting in a loss on sale of equipment of $1,021.

On November 6, 2016, the Company entered a Settlement Agreement between ISGC II and, SMMI, regarding the Owyhee Gold Territory LLC (OGT). Under the terms of this agreement equipment assets were transferred to SMMI resulting in the Company recognizing depreciation expense of $70,251 for the year ending December 31, 2017 compared to $15,047 in 2016.

Liquidity and Capital Resources:

The consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern.   We do not have sufficient cash reserves at December 31, 2017 to cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

While the Company does not currently have cash sufficient to support the currently planned aggressive exploration work at South Mountain, we believe that the survivability of Thunder Mountain Gold can be aided by the following:

•

At March 26, 2018, we had $128,223 cash in our bank accounts. The increase in cash balance since December 31, 2017 includes $287,000 in deposits from the private placement of shares of common stock and warrants in 2018.

•

Management and the Board have not undertaken plans or commitments that exceed the cash available to the Company beyond fiscal year 2018.  We do not include in this consideration any additional investment funds mentioned below. Management is committed to manage expenses of all types to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

The Company will also consider other sources of funding, including potential mergers and/or additional farm-out of some of its exploration properties.

For the year ended December 31, 2017, net cash used for operating activities was $248,280 (2016:  $555,459), consisting of net loss of $710,708 for the year ended December 31, 2017, reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities. Cash provided by investing and financing activities for year ended December 31, 2017 totaled $41,000 (2016:  none) and $135,550 (2016:  $651,500), respectively.

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

Subsequent Events

On February 20, 2018, the Board of Directors approved a Private Placement financing of up to $750,000 from the sale of equity units at a price of $0.14 per unit.  Each unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant.  Each whole warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $0.20 for a period of 12 months.   As of March 09, 2018, the Company has sold 2,050,000 units for a total amount of $287,000.  The Private Placement will close on or before April 22, 2018.  The warrants issued with the units can be accelerated or extended at the Company`s discretion.

Off Balance-Sheet Arrangements:

During the year ended December 31, 2017 and 2016, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	19

Consolidated Balance Sheets at December 31, 2017 and 2016	20

Consolidated Statements of Operations
for the years ended December 31, 2017 and 2016	21

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016	22

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended
December 31, 2017 and 2016	23

Notes to Consolidated Financial Statements	24 - 32

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Thunder Mountain Gold, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial losses, has no recurring source of revenue, and has an accumulated deficit at December 31, 2017. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.

We have served as the Company's independent auditor since 2005.

Spokane, Washington

March 26, 2018

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets
December 31, 2017 and December 31, 2016
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$ 36,454	$ 108,184
Prepaid expenses and other assets	28,473	33,903
Total current assets	64,927	142,087

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $75,959 and $15,047, respectively	106,646	218,918
Total property and equipment	386,979	499,251

Mineral interests (Note 3)	479,477	479,477

Total assets	$ 931,383	$ 1,120,815

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$ 92,311	$ 86,813
Accrued related party liability (Note 5)	181,313	181,313
Accrued interest payable to related parties (Note 5)	36,949	17,723
Deferred payroll (Note 6)	871,500	568,500
Related parties notes payable, net of discount (Note 5)	217,688	126,576
Total current liabilities	1,399,761	980,925

Accrued reclamation costs	65,000	65,000

Total liabilities	1,464,761	1,045,925

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 55,095,579 and 54,680,579, respectively shares issued and outstanding	55,096	54,681
Additional paid-in capital	5,457,538	5,350,513
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(6,195,923)	(5,484,806)
Total Thunder Mountain Gold, Inc stockholders' equity (deficit)	(707,489)	(103,812)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	174,111	178,702
Total stockholders' equity (deficit)	(533,378)	74,890
Total liabilities and stockholders' equity (deficit)	$ 931,383	$ 1,120,815

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations

	Years Ended
	December 31,
	2017	2016
Operating expenses:
Exploration	$ 193,067	$ 198,527
Legal and accounting	63,393	316,966
Management and administrative	360,464	495,292
Loss on sale of equipment	1,021	-
Depreciation	70,251	15,047
Total operating expenses	688,196	1,025,832

Other income (expense):
Interest expense, related parties	(23,672)	(17,723)
Miscellaneous income	1,200	-
Foreign exchange gain (loss)	(40)	5,238
Total other income (expense)	(22,512)	(12,485)
Net Loss	(710,708)	(1,038,317)
Net Income – noncontrolling interest in Owyhee Gold Trust	409	5,000
Net Loss – Thunder Mountain Gold, Inc.	$ (711,117)	$ (1,043,317)

Net Loss per common share-basic and diluted	$ (0.01)	$ (0.02)

Weighted average common shares outstanding-basic and diluted	54,868,182	51,375,312

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows
	Years Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(710,708)	$(1,038,317)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	70,251	15,047
Loss on sale of equipment	1,021	-
Stock options issued for services	53,557	175,199
Amortization of related party notes payable discount	4,445	-
Change in:
Prepaid expenses and other assets	5,430	(6,347)
Accounts payable and other accrued liabilities	5,498	(71,539)
Accrued related party liability	-	58,275
Accrued interest payable to related parties	19,226	17,723
Deferred payroll	303,000	294,500
Net cash used by operating activities	(248,280)	(555,459)

Cash flows from investing activities:
Proceeds from sale of equipment	41,000	-
Net cash provided by investing activities	41,000	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	285,000
Proceeds from exercise of common stock options	20,550	-
Proceeds from common stock from exercise of warrants	-	359,000
Distribution to noncontrolling interest	(5,000)	-
Borrowing on related parties notes payable	120,000	25,000
Payments on related parties notes payable	-	(17,500)
Net cash provided by financing activities	135,550	651,500

Net increase (decrease) in cash and cash equivalents	(71,730)	96,041
Cash and cash equivalents, beginning of year	108,184	12,143
Cash and cash equivalents, end of year	$ 36,454	$ 108,184

Noncash financing and investing activities:
Stock options exercised in satisfaction of related parties notes payable	$ 20,000	$ -
Beneficial conversion feature on related party convertible notes payable	13,333	-
Common stock issued for settlement of accounts payable	-	20,434
Common stock issued for payment of related parties notes payable	-	52,000
Net assets acquired in Owyhee Gold Trust settlement (Note 3)	-	449,298

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the years ended December 31, 2017 and 2016

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest in OGT	Total
	Shares	Amount

Balances at December 31, 2015	44,167,549	$44,168	$4,193,797	$ (24,200)	$ (4,441,489)		$(227,724)

Sale of shares of common stock	9,290,000	9,290	634,710	-	-		644,000
Common stock issued for payments on related parties notes payable	1,020,000	1,020	50,980	-	-		52,000
Common stock issued for payments on accounts payable	203,030	203	20,231	-	-		20,434
Stock options issued for services	-	-	175,199	-			175,199
Net assets acquired in Owyhee Gold Trust settlement (Note 3)	-	-	275,596	-	-	$ 173,702	449,298
Net income (loss)					(1,043,317)	5,000	(1,038,317)
Balances at December 31, 2016	54,680,579	54,681	5,350,513	(24,200)	(5,484,806)	178,702	74,890

Shares issued for exercise of stock options	415,000	415	40,135	-	-	-	40,550
Stock options issued for services	-	-	53,557	-	-	-	53,557
Beneficial conversion feature on related party note payable	-	-	13,333	-	-	-	13,333
Distribution to noncontrolling interest	-	-	-	-	-	(5,000)	(5,000)
Net income (loss)	-	-	-	-	(711,117)	409	(710,708)

Balances at December 31, 2017	55,095,579	$ 55,096	$ 5,457,538	$(24,200)	$ (6,195,923)	$ 174,111	$ (533,378)

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has historically incurred losses and does not have sufficient cash at December 31, 2017 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

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

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include the carrying value of properties and mineral interests, environmental remediation liabilities, deferred tax assets, stock based compensation and the fair value of financial instruments. Management’s estimates and assumptions are based on historical experience and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Mineral Interests

The Company capitalizes costs for acquiring mineral interests and expenses costs to maintain mineral rights and leases as incurred.  Exploration costs are expensed in the period in which they occur.  Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method based on periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

Investments in Joint Venture

The Company’s accounting policy for joint ventures is as follows:

1.

The Company uses the cost method when it does not have joint control or significant influence in a joint venture. Under the cost method, these investments are carried at cost. If other than temporary impairment in value is determined, it would then be charged to current net income or loss.

2.

If the Company enters into a joint venture in which there is joint control between the parties or the Company has significant influence, the equity method is utilized whereby the Company’s share of the venture’s earnings and losses is included in the statement of operations as earnings in joint ventures and its investments therein are adjusted by a similar amount. If other than temporary impairment in value is determined, it would then be charged to current net income or loss.

3.

In a joint venture where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is typically consolidated with the presentation of non-controlling interest.  In determining whether significant influences exist, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee. See Note 3 regarding the Company’s accounting for its investment in Owyhee Gold Trust, LLC.

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed.

Share-Based Compensation

Share-based payments to employees and directors, including grants of employee stock options, are measured at fair value and expensed in the statement of operations over the vesting period.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB” issued Accounting Standards Updated (“ASU”) No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of implementing this update on the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect this update to have a material impact on the consolidation financial statements.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including options and warrants to purchase the Company’s common stock.  As of December 2017, and 2016, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

For year ended December 31,	2017	2016
Stock options	4,700,000	4,515,000
Convertible debt	666,667	-
Total possible dilution	5,366,667	4,515,000

2.

Commitments

The Company has three lease arrangements with land owners that own land parcels adjacent to the Company’s South Mountain patented and unpatented mining claims.  The leases were originally for a seven-year period, with annual payments of $20 per acre.  The leases were renewed for an additional 10 years at $30 per acre paid annually; committed payments are listed in the table below. The lease payments have no work requirements.

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

In accordance with the Settlement Agreement in 2016 (see Note 3), the Company is required to pay $5,000 per year in advanced royalties on the South Mountain Project.

3.

South Mountain Project

On November 8, 2012, the Company, through its wholly-owned subsidiary South Mountain Mines, Inc., (“SMMI”), and Idaho State Gold Company II, LLC (“ISGC II”) formed the Owyhee Gold Trust, LLC, (“OGT”) a limited liability company. In 2015 and through November 2016, disagreements between SMMI and ISGC II resulted in litigation about the status of OGT.      In November 2016, the parties entered into judicially-confirmed Settlement Agreement and Release that resolved outstanding disagreements and provided for a new operating agreement by which SMMI obtained an option to acquired 100% of OGT’s interest in the South Mountain Project upon payment of $5 million.

Under the new OGT operating agreement, SMMI is the sole manager and pays all expenses for exploration and development of the property.  SMMI and ISGC II have 75% and 25% ownership, respectively, in OGT.  SMMI and OGT have a separate Mining Lease with Option to Purchase (“Lease Option”) under which SMMI has an option to purchase the South Mountain mineral interest for a capped $5 million less net returns royalties paid through the date of exercise.  The Lease Option expires in November 2026.  If SMMI exercises the option, the option payment of $5 million less advance royalties will be distributed 100% by OGT to ISGC II.  Under the Lease Option, SMMI pays a $5,000 net returns royalty annually on November 4.

The carrying value of OGT’s net assets consisted of the following on the settlement date after the transfer of equipment:

	Net Asset Value on Settlement Date	SMMI at 75%	ISGC II at 25%

Land	$ 280,333	$ 210,250	$ 70,083
Mineral Interest	479,477	359,608	119,869
Accrued Reclamation	(65,000)	(48,750)	(16,250)
Net Assets	694,810	521,108	173,702

OGT equipment transferred to SMMI	233,965	233,965	-
Investment in OGT eliminated in consolidation with OGT	(479,477)	(479,477)	-
	$ 449,298	$ 275,596	$ 173,702

The total net asset value of $449,298 was recognized as an increase in additional paid-in capital in 2016.

With the Settlement Agreement signed on November 6, 2016, the Company has established 75% ownership and full management of the property.  Thus, OGT’s financial information is included 100% in the Company’s consolidated financial statements as of December 31, 2017 and 2016. The Company’s consolidated financial statements reflect ISGC II’s 25% non-controlling interest.   Changes in the non-controlling interest equity balance is as follows:

	Years Ended December 31,
	2017	2016
Balance at beginning of year	$178,702
Noncontrolling interest portion of net asset acquired in Owyhee Gold Trust settlement	-	$173,702
Distribution to non-controlling interest	(5,000)	-
Net income (loss) attributable to noncontrolling interest	409	5,000
Balance at end of year	$174,111	$178,702

4.   Property and Equipment

The Company’s property and equipment are as follows:

	December 31, 2017	December 31, 2016
Vehicles	$22,441	$22,441
Buildings	65,071	65,072
Construction Equipment	36,447	87,806
Mining Equipment	58,646	58,646
	182,605	233,965
Accumulated Depreciation	(75,959)	(15,047)
	106,646	218,918
Land	280,333	280,333
Total Property and Equipment	$386,979	$499,251

On August 22, 2017, the Company sold a Caterpillar 950G loader to a construction company for $41,000 cash. This asset had a carrying value of $42,021 resulting in a loss on sale of equipment of $1,021.

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

On July 8, 2016, the Company executed two new promissory notes payable to Eric Jones and Jim Collord. The amount of the notes was $15,000 and $10,000, respectively, for a total of $25,000.  The terms of these note are a 2% interest rate accrued per month for an initial term of two months.  During the year ended December 31, 2016, the Company paid $17,500 on Mr. Jones’ outstanding note balance.  At December 31, 2017, the notes payable balances were $56,768 and $69,808 for Mr. Jones and Mr. Collord, respectively.  These notes, as amended, are due December 31, 2018.

On June 21, 2017, the Company originated a short term promissory note payable to a Director of the Company, Paul Beckman. The note had a principal amount of $20,000 with simple interest calculated at 1% per month. On July 19, 2017, Mr. Beckman exercised stock options for 275,000 shares of common stock for total consideration of $28,275 which was in the form of the balance due on his note and interest expense of $20,000 and $125, respectively, and $8,150 in cash.

On October 25, 2017 the Company received $100,000 from Mr. Beckman under a convertible promissory note.  Terms of the note called for interest at 1% per month, with the entire balance of principal and interest due in full on April 24, 2018.  The convertible promissory note contained the option for the holder to convert any portion of the principal and interest into Company common stock at $0.15 per common share (a total of 666,667 shares).

On that date, the market price for the Company’s common stock was $0.17 per common share which exceeded the conversion price.   As such, the convertible note contained a beneficial conversion feature of $13,333 which was recognized as a discount on the note on the date of issuance. The discount is being amortized over the note term using the straight-line method, which approximates the effective interest method. For the year ended December 31, 2017, the Company recorded $4,445 in interest expense related to the amortization of the discount.

During December 31, 2017 and 2016, the Company recognized a total of $23,672 and $17,723, respectively, in interest expense for all of these notes discussed above.   Accrued interest payable was $36,949 and $17,723 at December 31, 2017 and 2016, respectively.

6.

Related Party Transactions

In addition to the related parties notes payable discussed in Note 5, the Company had the following related party transactions.

Three of the Company’s officers are deferring compensation for services.  The officers’ balances at December 31, 2017 are as follows:  Eric Jones, President and Chief Executive Officer - $350,000 (2016 – $230,000), Jim Collord, Vice President and Chief Operating Officer - $350,000 (2016 – $230,000), and Larry Thackery, Chief Financial Officer - $171,500 (2016 – $108,500).

The Company engages Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services.  Baird had no legal expenses in 2017.  Legal expenses of $99,000 were incurred during the year ended December 31, 2016.   At December 31, 2017 and December 31, 2016, the balance due to Baird is $181,313.

During 2017, Jim Collord and Eric Jones advanced funds to the Company for operating expenses.   On November 22, 2017, Mr. Collord’s advance of $5,035 was paid in full.  Through December 31, 2017, Mr. Jones had advanced $10,971 which is included in accounts payable and other accrued liabilities on the consolidated balance sheet.

7.

Stockholders’ Equity

The Company’s common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.

In January 2016, the Company sold 5,700,000 shares of common stock for $0.05 per share for $285,000.  In addition, Mr. Jones and Mr. Collord exchanged $50,000 of their notes outstanding (see Note 5) into 1,000,000 shares of common stock at the same price of $0.05 per share.    There were no warrants issued with the shares.

On May 12, 2016, the Company extended the expiration 4,365,000 outstanding warrants issued during 2014 for an additional six months to November 24, 2016.  The Company also reduced the exercise price of the warrants from $0.15 to $0.10.   In 2016, warrant holders exercised 3,590,000 warrants for shares of common stock at a price of $0.10 per share for proceeds of $359,000.  In addition, warrants for 203,030 shares of common stock were exercised at $0.10 in settlement of accounts payable balances totaling $20,434.  As disclosed in Note 5, Jim Collard exercised warrants for 20,000 shares of common stock in exchange for a $2,000 payment towards his note payable balance in 2016. At December 31, 2017 and 2016, the Company has no outstanding warrants.

8.

Stock Options

The Company has a Stock Option Incentive Plan (“SIP”) to authorize the granting of stock options up to 10 percent of the total number of issued and outstanding shares of common stock to employees, directors and consultants. Upon exercise of options, shares are issued from the available authorized shares of the Company.  Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant.

In July 2016, the Company granted 2,525,000 stock options to directors, officers, employees and consultants of the Company and its affiliates to purchase common shares of the Company. The options are exercisable on or before July 20, 2021 at a price of $0.10 per share.  The fair value of the options was determined to be $175,199 using the Black Scholes model.   The options were fully vested upon grant and recognized as compensation in Management and Administrative expense during the year ended December 31, 2016.

In March 2017, the Company granted 600,000 stock options to three directors of the Company. The options are exercisable on or before March 31, 2022 at a price of $0.10 for 200,000 shares, and at a price of $0.09 for the remaining 400,000 shares.  The fair value of the options was determined to be $53,557 using the Black Scholes model.  The options were fully vested upon grant and recognized as compensation expense during the year ended December 31, 2017.

On July 19, 2017, Paul Beckman exercised stock options representing 275,000 shares of common stock for total consideration of $28,275 which was in the form of the balance due on his note and interest expense of $20,000 and $125, respectively, and $8,150 in cash.  Additionally, Larry Thackery exercised stock options for 140,000 shares of common stock for $12,400 in cash.   The intrinsic value these options was approximately $5,000.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

	2017	2016
Number of Options	600,000	2,525,000
Stock price	$0.09 - $0.10	$.0.10
Exercise price	$0.09 - $0.10	$.0.10
Expected volatility	235.5%	238.9%
Expected dividends	-	-
Expected terms (in years)	5.0	5.0
Risk-free rate	1.96%	1.15%

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2015	3,990,000	0.17
Expired	(2,000,000)	(0.27)
Granted	2,525,000	0.10
Outstanding and exercisable at December 31, 2016	4,515,000	$ 0.08
Granted	600,000	0.09
Exercised	(415,000)	0.10
Outstanding and exercisable at December 31, 2017	4,700,000	$0.09

The average remaining contractual term of the options outstanding and exercisable at December 31, 2017 was 2.46 years.  As of December 31, 2017, options outstanding and exercisable had an aggregate intrinsic value of approximately $542,000 based on the Company’s stock price of $0.20.

9.

Income Taxes

The Company did not recognize a tax provision or benefit for the years ended December 31, 2017 and 2016 due to ongoing net losses and a valuation allowance.  At December 31, 2017 and 2016, the Company had net deferred tax assets which were fully reserved by valuation allowances due to the likelihood of expiration of these deferred tax benefits.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "Act") resulting in significant modifications to existing law. The Company completed the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company did not incur any income tax benefit or provision for the year ended December 31, 2017 as a result of the changes to tax laws and tax rates under the Act. The Company’s net deferred tax asset was reduced by $882,400 during the year ended December 31, 2017, which consisted primarily of the re-

measurement of federal deferred tax assets and liabilities from the previous rate of 35% to the newly enacted rate of 21%.

At December 31, 2017 and 2016, net deferred tax assets were calculated based on an expected blended future tax rate of 27% and 38%, respectively, for federal and Idaho state purposes.  Significant components of net deferred tax assets at December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$ 1,836,000	$ 2,500,000
Share-based compensation	59,000	64,500
Deferred salaries	232,600	216,000
Exploration costs	67,000	116,800
	2,194,600	2,897,300
Deferred tax liabilities:
Investment in OGT LLC	(146,000)	(250,000)
Net deferred tax assets	2,048,600	2,647,300
Less valuation allowance	(2,048,600)	(2,647,300)
Net deferred tax asset	$ -	$ -

As of December 31, 2017, the Company has approximately $6.9 million of federal and state net operating loss carryforwards that expire in 2028 through 2036.

The income tax benefit shown in the financial statements for the years ended December 31, 2017 and 2016 differs from the federal statutory rate as follows:

	2017		2016
(Provision) benefit at statutory rates	249,000	35.0%	$ 363,400	35.0%
State taxes	34,100	4.8%	31,200	3.0%
Miscellaneous permanent differences	600	0.1%	4,200	0.4%
Impact of change in tax rates	(882,400)	(124.2)	-	-
Change in valuation allowance	598,700	84.2%	(398,800)	(38.4)
Total	$ -	- %	$ -	- %

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized.  The Company is subject to possible tax examinations for the years 2013 through 2017.  Prior year tax attributes could be adjusted by taxing authorities.  If applicable, the Company will deduct interest and penalties as interest expense on the financial statements.

10.  Subsequent Events

On February 20, 2018, the Board of Directors approved a Private Placement financing of up to $750,000 from the sale of equity units at a price of $0.14 per unit.  Each unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant.  Each whole warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $0.20 for a period of 12 months.   As of March 26, 2018, the Company has sold 2,050,000 units for a total amount of $287,000.

On February 26, 2018, Paul Beckman purchased 1,000,000 units for a total amount of $140,000. A portion of this purchase was utilized to retired Mr. Beckman’s convertible note payable of $100,000 in principal and $4,012 in accrued interest for a total of $104,012.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2017, there were no changes in independent audit firms or consulting firms who provide accounting assistance.

During the year ended December 31, 2017, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time specified in applicable rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2017, based on these criteria.

Changes in internal controls over financial reporting

During the quarter ended December 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section sets forth certain information with respect to the Company’s current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2017.

Directors and Executive Officers:

Name	Age	Office with the Company	Appointed to Office
Eric T. Jones	55	President, Chief Executive Officer, Director	March, 2006
E. James Collord	71	Vice-President, Chief Operating Officer	Since 1978
Paul Beckman	64	Director	February 2017
Ralph Noyes	70	Director	May 2016
Douglas J. Glaspey	66	Director	June 2008
Joseph H. Baird	63	Director	January, 2014
Larry D. Kornze	67	Director	January 2013
James A. Sabala	63	Director	October 2016
Larry Thackery	59	CFO	January 2013

Background and experience:

Eric T. Jones has over 30 years of mining, and financial experience, with a B.S. in Geological Engineering from the University of Idaho.  Mr. Jones joined the Board of Thunder Mountain Gold in 2006, and the Board appointed him to the position of Secretary/Treasurer in 2007.  In February 2008, Mr. Jones joined the management of Thunder Mountain Gold, Inc. as Chief Financial Officer, and Vice President of Investor Relations. In 2011 Mr. Jones was appointed President and Chief Executive Officer. Mr. Jones was General Mine Manager at Dakota Mining`s Stibnite Mine gold heap leach operation in central Idaho.  He has held management positions for Hecla Mining at their Yellow Pine Mine, Stibnite, Idaho, and Environmental Manager at their Rosebud Mine, Lovelock, Nevada.  Prior to working with Hecla, Eric was the mine engineer at the Cactus Gold Mine in southern California, and has worked throughout the western U.S. in both precious metals and oil and gas exploration.

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

Paul Beckman is an entrepreneur and owner of Bella Vista Farms, in Eagle Idaho. Paul serves as Manager and Consultant to the Camille Beckman Corporation where he oversees technology, accounting systems, and daily facility operations. He currently serves on the Board of the Camille Beckman Foundation, and is the co-owner of two small gold mines in central Idaho. Paul attained the rank of Lieutenant Colonel in the United States Air Force where he was a Director - Contracting Automation Systems, managing over 150 personnel responsible for Air Force Contracting Systems. During his service he consolidated two major commands and served as a Missile Launch Officer, Pilot, and Contracting Officer. Paul earned his M.A., in Administration at Webster College, and a B.Sc. in Agricultural Economics from the University of Idaho.

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

Larry D. Kornze, B.Sc. joined the Board in January 2013, and is geological engineer with over 45-years’ experience in the precious metals industry. Mr. Kornze was the General Manager of Exploration and U.S. Exploration Manager for Barrick Gold Corporation (NYSE: ABX) from 1987 to 2001, on projects ranging from the Americas to International projects, including Mexico, Central America, China, Philippines, Myanmar, Ethiopia, Uzbekistan, Kyrgyzstan, Indonesia, Peru, Bolivia, Ecuador, Venezuela, and Dominican Republic.  Mr. Kornze directed mine site exploration activities for the Barrick Goldstrike Mine, and the Betze, Meikle, Deepstar, Screamer, and Rodeo deposits. He managed the Betze/Deep Post reserve development drilling and reserve estimation, along with general U.S. exploration. Mr. Kornze was Chief Geologist for Operations and New Projects at Barrick Mercur Gold Mines, Inc. from 1985 – 1986. Prior to working for Barrick, Mr. Kornze was Chief Geologist for Newmont Mines Ltd., Similkameen Division, B.C., and Newmont Mining Corporation (NYSE: NEM) of Canada from 1968 to 1981. Mr. Kornze has a B.Sc. Geological Engineering, Colorado School of Mines, and is a Professional Engineer of the Province of British Columbia. He also serves as a director of other Toronto Stock Exchange Venture listed mining companies.

James A. Sabala was appointed as Director on October 27, 2016.  Mr. Sabala brings 38 years of financial mining experience, graduated from the University of Idaho with a B.S. Business, Summa Cum Laude in 1978, and currently resides near Coeur d`Alene, Idaho. Prior to his retirement in May, 2016, Mr. Sabala was Senior Vice President and Chief Financial Officer of Hecla Mining Company, a silver, gold, lead and zinc mining company with operations throughout North America and Mexico.  Mr. Sabala was appointed Chief Financial Officer in May 2008 and Senior Vice President in March 2008.  Prior to his employment with Hecla Mining Company, Mr. Sabala was Executive Vice President – Chief Financial Officer of Coeur Mining from 2003 to February 2008.  Mr. Sabala also served as Vice President-Chief Financial Officer of Stillwater Mining Company from 1998 to 2002.  Mr. Sabala has served as a director of Arch Coal (NYSE:ACI) since February, 2015 until October 2016, and currently serves as a director of Dolly Varden Silver (TSX-V: DV).

Larry Thackery has a Bachelor of Science in Accountancy from Weber State University, and over thirty years’ experience of a progressive accounting/operations career. On January 8, 2013, the Company appointed Larry Thackery as its Chief Financial Officer. Mr. Thackery brings a wide array of experience/knowledge from different industries, including work in retail with Mrs. Fields Cookies and Snug Co, to distribution with Idacold, and manufacturing with Baseline Inc., and NxEdge Inc.  Mr. Thackery has a background in corporate planning, financial analysis, and financial reporting.  He is an experienced accounting controller and operations manager with strong analytical skills, computer experience, and proven successful operations development. Hands on experience with the overall operations process, inventory system, variance reporting, budgeting, and forecasting financial analysis of multimillion-dollar corporations. Mr. Thackery brings knowledge with several ERP, MRP, packages, and statistical analysis. Strong P&L track record with functional management experience developing and managing operating budgets.

Directorships in reporting companies:

Doug Glaspey and James Sabala are the only directors of the Registrant that are a director of another corporation subject to the requirements of Section 12 or Section 15(d) of the Exchange Act of 1934.

Significant Employees:

The Company started recognizing accrued salaries in April of 2015 with an ending balance of $871,500 on December 31, 2017. These deferred costs are for management’s annual salaries of SMMI, Eric Jones (Chief Executive Officer) $120,000, Jim Collord (Chief Operating Officer) $120,000, and Larry Thackery (Chief Financial Officer) $72,000. Payment of the salaries has been deferred until a later date.

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

Audit Committee:

The Company’s Board of Directors is responsible for the oversight and management of the Company.  On January 28, 2010, an Audit Committee was designated from members of the Board and currently consists of Douglas Glaspey, Ralph Noyes, and James Sabala as independent members of the committee.  In April of 2015, Ralph Noyes became a member of the Board of Directors of the Company and joined the Audit committee as its Chairman. Mr. Noyes took a temporary leave from the Company`s Board on February 17, 2016 for personal reasons. Mr. Noyes was reinstated as the committee chairman in May of 2016.

Compensation Committee:

The Purpose of the Compensation Committee is to conduct an annual review to determine whether the Company’s executive compensation program is meeting the goals and objectives set by the Board of Directors. The Compensation Committee recommends for approval by the Board of Directors the compensation for the Chief Executive Officer and directors, including salaries, incentive compensation levels and stock awards, and reviews and approves compensation proposals made for the other executive officers.  During Fiscal 2016, The Compensation Committee consists of the following members: Doug Glaspey and Edward Fields. Mr. Glaspey was appointed as Chair of the Compensation Committee. After Mr. Fields stepped off the Board in October 2016, Mr. Noyes joined Mr. Glaspey in an ad hoc role on the Committee. The Board first appointed the Compensation Committee in May of 2012 and met on one occasion in 2016.

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

						Incentive	Deferred	All Other
				Stock	Option	Plan	Compensation	Compensation/
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Directors Fee	Total
Position	Year	($US)	($US)	($US)	($US)	($US)	($US)	($US)	($US)
Jim Collord,	2017	120,000			-				$ 120,000
	2016	120,000			50,000				$ 170,000
V.P./COO	2015	110,000			9,000				$ 119,000
	2013	36,510	-	18,000	-	-	-	-	$ 54,510

Eric T. Jones	2017	120,000			-				$ 120,000
President/CEO	2016	120,000			50,000				$ 170,000
	2015	110,000			9,000				$ 119,000
	2013	29,966	-	18,000	-	-	-	-	$ 47,966

Paul Beckman	2017	-	-	-	20,000	-	-	-	$ 20,000
Director

Larry Thackery	2017	72,000			-				$ 72,000
CFO	2016	72,000			30,000				$ 102,000
	2015	54,000	-	-	2,400	-	-	-	$ 56,400

Doug Glaspey	2017				-				-
Director	2016				20.000				$ 20,000
	2015				5,700				$ 5,700
	2013	-	-	9,000	-	-	-	-	$ 9,000

Edward Fields	2016				20,000				$ 20,000
Director	2015				5,700				$ 5,700
	2013	-	-	9,000	-	-	-	-	$ 9,000

Larry Kornze	2017				-				-
Director	2016				20,000				$ 20,000
	2015				4,800				$ 4,800
	2013	-	-	9,000	-	-	-	-	$ 9,000

Joseph Baird	2017				-				-
Director	2016				25,000				$ 25,000
	2015	-	-	-	9,000	-	-	-	$ 9,000
	2014	-	-	9,000	-	-	-	-	$ 9,000

Ralph Noyes	2017				-				-
Director	2016				15,000				$ 15,000
	2015	-	-	-	6,000	-	-	-	$ 6,000

James A. Sabala	2017	-	-	-	22,500	-	-		$ 22,500
Director

There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation or retirement.

Exercise of Options:

On July 19, 2017, Paul Beckman exercised stock options representing 275,000 shares of common stock for total consideration of $28,275 which was in the form of the balance due on his note and interest expense of $20,000 and $125, respectively, and $8,150 in cash.  Additionally, Larry Thackery exercised stock options for 140,000 shares of common stock for $12,400 in cash.   The intrinsic value these options was approximately $5,000.

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

Employment Contracts:

During 2017, there were three Company employees - Eric Jones, Jim Collord, and Larry Thackery.  They were employed per resolution of the Board and other than a monthly salary, plus normal burden, there are no other contractual understandings in the resolutions.  Each is reimbursed for the use of personal office equipment and phones, and Jim and Eric are reimbursed for health insurance and related costs up to a set maximum amount, when the Company is financially able to cover the reimbursements.

2017 Share-Based Payments:

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

In March 2017 the Company granted 600,000 stock options to three Directors of the Company. The options are exercisable on or before March 31, 2022 at a price of $0.10 for 200,000 shares, and at a price of $0.09 for the remaining 400,000 shares.  The fair value of the options was determined to be $53,557 using the Black Scholes model.  The options were fully vested upon grant and recognized as compensation expense during the year ended December 31, 2017.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2017, by:

•

the Company’s named executive officers;

•

the Company’s directors;

•

all of the Company’s executive officers and directors as a group; and each person who is known to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Directors and Executive Officers
E. James Collord – VP/COO/Dir	2,223,200(2)(3)	4.04%
Eric T. Jones – President/CEO/Dir	3,129,043(2)	5.68%
Paul Beckman - Dir	10,133,645(4)(5)	18.40%
Doug Glaspey - Dir	150,000(2)	0.27%
Larry D. Kornze - Dir	-	-
James A. Sabala - Dir	-	-
Joseph H. Baird - Dir	2,000,000(2)	3.63%
Ralph Noyes - Dir	-	-
Larry Thackery - CFO	290,000(2)	0.53%
All current executive officers and directors as a group	17,925,888	14.24%

(1) Based on 55,095,579 shares of common stock issued and outstanding as of December 31, 2017.

(2) Sole voting and investment power.

(3) Includes 50,000 shares held in trust for Mr. Collord’s son, Jerritt Collord.

(4) Includes 5,000,000 shares held in P & F Development, a Private Company.

(5) As of December 31,2017, Mr. Beckman was considered a 5% or greater shareholder.

As of December 31, 2017, the number of shares of common stock that can be sold by officers, directors, principal shareholders, and others pursuant to Rule 144 was 5,717,636. As a condition to our listing on the TSX-V in 2010, our officers and directors were required to deposit their common stock totaling 4,799,239 shares, into an escrow account with Computershare Investor Services, Inc. Those escrowed shares were subject to the TSX-V’s Tier 1 escrow requirement at that time. Those requirements provide for an 18-month escrow release mechanism with 25% of the escrowed securities being released on September 24, 2010 (the date our common shares commenced trading on the TSX-V), and 25% of the escrowed securities to be released every 6 months thereafter.  As of December 31, 2017, all of the escrowed shares have been released back to the officers and directors.

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

On July 8, 2016, the Company executed two new promissory notes payable to Eric Jones and Jim Collord. The amount of the notes was $15,000 and $10,000, respectively, for a total of $25,000.  The terms of these note are a 2% interest rate accrued per month for an initial term of two months.  During the year ended December 31, 2016, the Company paid $17,500 on Mr. Jones’ outstanding note balance.  At December 31, 2017, the notes payable balances were $56,768 and $69,808 for Mr. Jones and Mr. Collord, respectively.  These notes, as amended, are due December 31, 2018.

Three of the Company’s officers are deferring compensation for services.  The officers’ balances at December 31, 2016 are as follows:  Eric Jones, President and Chief Executive Officer - $230,000, Jim Collord, Vice President and Chief Operating Officer - $230,000, and Larry Thackery, Chief Financial Officer - $108,500).

The Company engages Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services.  Legal expenses of $99,000 were incurred during the year ended December 31, 2016.   At December 31, 2016, the balance due to Baird is $181,313.

During the year ended December 31, 2017, we had the following transactions with related parties:

On June 21, 2017, the Company originated a short term promissory note payable to a Director of the Company, Paul Beckman. The note had a principal amount of $20,000 with simple interest calculated at 1% per month. On July 19, 2017, Mr. Beckman exercised stock options for 275,000 shares of common stock for total consideration of $28,275 which was in the form of the balance due on his note and interest expense of $20,000 and $125, respectively, and $8,150 in cash.

On October 25, 2017 the Company received $100,000 from Mr. Beckman under a convertible promissory note.  Terms of the note called for interest at 1% per month, with the entire balance of principal and interest due in full on April 24, 2018.  The convertible promissory note contained the option for the holder to convert any portion of the principal and interest into Company common stock at $0.15 per common share (a total of 666,667 shares).

On that date, the market price for the Company’s common stock was $0.17 per common share which exceeded the conversion price.   As such, the convertible note contained a beneficial conversion feature of $13,333 which was recognized as a discount on the note on the date of issuance. The discount is being amortized over the note term using the straight-line method, which approximates the effective interest method. For the year ended December 31, 2017, the Company recorded $4,445 in interest expense related to the amortization of the discount.

During December 31, 2017 and 2016, the Company recognized $23,672 and $17,723, respectively, in interest expense for these notes.   Accrued interest payable was $36,949 at December 31, 2017.

Three of the Company’s officers are deferring compensation for services.  The officers’ balances at December 31, 2017 are as follows:  Eric Jones, President and Chief Executive Officer - $350,000, Jim Collord, Vice President and Chief Operating Officer - $350,000, and Larry Thackery, Chief Financial Officer - $171,500.

The Company engages Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services.  Baird had no legal expenses in 2017.  At December 31, 2017 the balance due to Baird is $181,313.

During 2017, Jim Collord and Eric Jones advanced funds to the Company for operating expenses.   On November 22, 2017, Mr. Collord’s advance of $5,035 was paid in full.  Through December 31, 2017, Mr. Jones had advanced $10,971 which is included in Accounts payable and other accrued liabilities on the consolidated balance sheet.

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

Directors’ Stock Purchases

Stock transactions for directors and officers were reported on Form 4 or Form 5 and are available on the SEC website.

Director Independence

On December 31, 2017 Douglas Glaspey, Larry Kornze, James A. Sabala, Ralph Noyes, and Paul Beckman are independent Members of the Board of Thunder Mountain Gold Inc.

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

Year Ended	December 31, 2017	December 31, 2016
Audit fees (1)	$39,030	$37,977
Audit-related fees (2)	1,608	2,213
Tax fees (3)	9,895	4,858
All other fees (4)	40	330
Total Fees	$45,378	$45,378

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
101**

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and (v) Notes to Financial Statements

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

Date: March 28, 2018

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

       /s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date: March 28, 2018