Form 10-Q
period 2018-03-31
THUNDER MOUNTAIN GOLD INC
filed 2018-05-09
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at April 27, 2018:  57,633,879

2

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1:  Financial Statements

3

Item 2.  Management's Discussion and Analysis or Plan of Operation

13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

20

Item 4.  Controls and Procedures

21

PART II – OTHER INFORMATION

22

Item 1.  Legal Proceedings.

22

Item 1A. Risk Factors.

22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

22

Item 3.  Defaults Upon Senior Securities.

22

Item 4.  Mine Safety Disclosures

22

Item 5.  Other Information

22

Item 6.  Exhibits

23

SIGNATURES

24

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets
March 31, 2018 and December 31, 2017
	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$ 125,278	$ 36,454
Prepaid expenses and other assets	37,203	28,473
Total current assets	162,481	64,927

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation	94,038	106,646
Total property and equipment	374,371	386,979

Mineral interests (Note 3)	479,477	479,477

Total assets	$ 1,016,329	$ 931,383

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other accrued liabilities	$ 104,899	$ 92,311
Accrued related party liability (Note 6)	181,313	181,313
Accrued interest payable to related parties (Note 5)	39,146	36,949
Deferred payroll (Note 6)	949,500	871,500
Related parties notes payable, net of discount (Note 5)	126,576	217,688
Total current liabilities	1,401,434	1,399,761

Accrued reclamation costs	65,000	65,000

Total liabilities	1,466,434	1,464,761

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 57,145,579 and 55,095,579, respectively shares issued and outstanding	57,146	55,096
Additional paid-in capital	5,742,488	5,457,538
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(6,399,229)	(6,195,923)
Total Thunder Mountain Gold, Inc stockholders' equity (deficit)	(623,795)	(707,489)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,690	174,111
Total stockholders' equity (deficit)	(450,105)	(533,378)
Total liabilities and stockholders' equity (deficit)	$ 1,016,329	$ 931,383

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating expenses:
Exploration	$ 57,616	$ 49,151
Legal and accounting	27,561	30,504
Management and administrative	91,127	135,808
Depreciation	12,608	22,570
Total operating expenses	188,912	238,033

Other income (expense):
Interest expense, related parties	(15,097)	(3,233)
Miscellaneous income (expense)	703	(62)
Total other income (expense)	(14,394)	(3,295)
Net Loss	(203,306)	(241,328)
Net Loss – noncontrolling interest in Owyhee Gold Trust	-	-
Net Loss – Thunder Mountain Gold, Inc.	$ (203,306)	$ (241,328)

Net Loss per common share-basic and diluted	$ Nil	$ Nil

Weighted average common shares outstanding-basic and diluted	55,932,246	54,680,579

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(203,306)	$(241,328)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	12,608	22,570
Stock options issued for services	-	53,557
Amortization of related party notes payable discount	8,888	-
Change in:
Prepaid expenses and other assets	(8,730)	13,519
Accounts payable and other accrued liabilities	12,588	(23,503)
Accrued interest payable to related parties	6,209	3,234
Deferred payroll	78,000	78,000
Net cash used by operating activities	(93,743)	(93,951)

Cash flows from financing activities:
Proceeds from sale of common stock	182,988	-
Distribution to noncontrolling interest	(421)	-
Net cash provided by financing activities	182,567	-

Net increase (decrease) in cash and cash equivalents	88,824	(93,951)
Cash and cash equivalents, beginning of period	36,454	108,184
Cash and cash equivalents, end of period	$ 125,278	$ 14,233

Noncash financing and investing activities:
Common stock issued for payment of related party note payable and accrued interest payable	$ 104,012	$ -

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

Basis of Presentation and Going Concern

These unaudited interim consolidated financial statements have been prepared by the management of the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim consolidated financial statements have been included.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2017 as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has historically incurred losses and does not have sufficient cash at March 31, 2018 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company; its wholly owned subsidiaries, Thunder Mountain Resources, Inc. and South Mountain Mines, Inc.; and Owyhee Gold Trust, LLC (“OGT”) a company in which the Company has majority control.  Intercompany accounts are eliminated in consolidation.

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

3.

In a joint venture where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is typically consolidated with the presentation of non-controlling interest.  In determining whether significant influences exist, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee. See Note 3 regarding the Company’s investment in Owyhee Gold Trust, LLC.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The adoption of this update on January 1, 2018 had no impact on the Company’s consolidated financial statements

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The adoption of this update on January 1, 2018 had no impact on the Company’s consolidated financial statements

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the provisions of the update to potential future acquisitions occurring after January 1, 2018.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including options and warrants to purchase the Company’s common stock.  As of March 31, 2018, and 2017, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

For quarter ended March 31,	2018	2017
Stock options	4,700,000	5,115,000
Warrants	1,025,000
Total possible dilution	5,725,000	5,115,000

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

On March 21, 2011, the Company signed an exploration agreement with Newmont Mining Corporation (“Newmont”) on the Trout Creek Project that significantly expands the Trout Creek target area. Newmont’s private mineral package added to the Project surrounds the Company’s South Mountain claim group and consists of about 9,565 acres within a thirty-square mile Area of Influence defined in the agreement.  Under the terms of the agreement, the Company is responsible for conducting the exploration program and is obligated to expend a minimum of $150,000 over the ensuing two years, with additional expenditures possible in future years.  On October 1, 2015, the Company signed an Amendment with Newmont USA Limited that modifies and extends the original Trout Creek Joint Exploration Agreement. The extension allows the Company modified work commitments on the project reducing the annual amount to $150,000 of work obligations by October 31, 2016. On October 27, 2016, the Company decided to terminate the exploration agreement with Newmont. The Company still retains 78 unpatented claims (1,600 acres) in Trout Creek of the target area.  The Company pays annual fees to BLM of $3,255 and to Lander County of $940 in maintaining the property.

3.

South Mountain Project

On November 8, 2012, the Company, through its wholly-owned subsidiary South Mountain Mines, Inc., (“SMMI”), and Idaho State Gold Company II, LLC (“ISGC II”) formed the Owyhee Gold Trust, LLC, (“OGT”) a limited liability company. In 2015 and through November 2016, disagreements between SMMI and ISGC II resulted in litigation about the status of OGT.      In November 2016, the parties entered into judicially-confirmed Settlement Agreement and Release that resolved outstanding disagreements and provided for a new operating agreement by which SMMI obtained an option to acquire 100% of OGT’s interest in the South Mountain Project upon payment of $5 million.

Under the new OGT operating agreement, SMMI is the sole manager and pays all expenses for exploration and development of the property.  SMMI and ISGC II have 75% and 25% ownership, respectively, in OGT.  SMMI and OGT have a separate Mining Lease with Option to Purchase (“Lease Option”) under which SMMI has an option to purchase the South Mountain mineral interest for a capped $5 million less net returns royalties paid through the date of exercise.  The Lease Option expires in November 2026.  If SMMI exercises the option, the option payment $5 million less advance royalties will be distributed 100% by OGT to ISGC II.  Under the Lease Option, SMMI pays a $5,000 net returns royalty to OGT annually on November 4 which is distributed to ISGC II.

With the Settlement Agreement, the Company established 75% ownership and full management of the property.  OGT’s financial information is included 100% in the Company’s consolidated financial statements and reflects ISGC II’s 25% non-controlling interest.   Changes in the non-controlling interest equity balance is as follows:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$174,111	$178,702
Distribution to non-controlling interest	(421)	-
Net income (loss) attributable to noncontrolling interest	-	-
Balance at end of period	$173,690	$178,702

4.   Property and Equipment

The Company’s property and equipment are as follows:

	March 31, 2018	December 31, 2017
Vehicles	$22,441	$22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(88,567)	(75,959)
	94,038	106,646
Land	280,333	280,333
Total Property and Equipment	$374,371	$386,979

5.   Related Parties Notes Payable

At March 31, 2018 and December 31, 2017, the Company had notes payable balances of $56,768 and $69,808 with Eric Jones, the Company’s President and Chief Executive Officer and Jim Collard, the Company’s Vice President and Chief Operating Officer, respectively.  These notes, as amended, are due December 31, 2018.

On October 25, 2017 the Company received $100,000 from Paul Beckman, a director of the Company, under a convertible promissory note.  Terms of the note called for interest at 1% per month, with the entire balance of principal and interest due in full on April 24, 2018.  The convertible promissory note contained the option for the holder to convert any portion of the principal and interest into Company common stock at $0.15 per common share (a total of 666,667 shares).

On that date, the market price for the Company’s common stock was $0.17 per common share which exceeded the conversion price.   As such, the convertible note contained a beneficial conversion feature of $13,333 which was recognized as a discount on the note on the date of issuance. The discount was being amortized over the note term using the straight-line method, which approximates the effective interest method.

On February 26, 2018, Mr. Beckman participated in the Company’s Private Placement (see Note 7) and acquired 1,000,000 Units for $140,000.  A portion of this amount was in exchange for retirement of Mr. Beckman’s convertible note payable of $100,000 and accrued interest payable of $4,012. Upon the retirement of Mr. Beckman’s convertible promissory note, the Company recognized the unamortized portion of the discount of $5,100 as interest expense.   After this transaction, the Company has no remaining obligation under the convertible note agreement with Mr. Beckman.

During March 31, 2018 and 2017, the Company recognized a total of $15,097 and $3,233, respectively, in interest expense for all of these notes discussed above.   Accrued interest payable was $39,146 and $36,949 at March 31, 2018 and December 31, 2017, respectively.

6.

Related Party Transactions

In addition to the related parties notes payable discussed in Note 5, the Company had the following related party transactions.

Three of the Company’s officers are deferring compensation for services.  The officers’ balances at March 31, 2018 are as follows:  Eric Jones, President and Chief Executive Officer - $380,000 (December 31, 2017 – $350,000), Jim Collord, Vice President and Chief Operating Officer - $380,000 (December 31, 2017  – $350,000), and Larry Thackery, Chief Financial Officer - $189,500 (December 31, 2017  – $171,500).

The Company engages Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services.  Baird had no legal expenses during the three months ended March 31, 2018 and the year ended December 31, 2017.  At March 31, 2018 and December 31, 2017, the balance due to Baird is $181,313.

During 2017, Jim Collord and Eric Jones advanced funds to the Company for operating expenses.   On November 22, 2017, Mr. Collord’s advance of $5,035 was paid in full.  The balance of Mr. Jones’ advance at both December 31, 2017 and March 31, 2018 was $10,971 and is included in accounts payable and other accrued liabilities on the consolidated balance sheet.

7.

Stockholders’ Equity

The Company’s common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.

On February 20, 2018, the Board of Directors approved a Private Placement financing of up to $750,000 from the sale of equity units at a price of $0.14 per unit.  Each unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant.  Each whole warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $0.20 for a period of 12 months. Through March 31, 2018, the Company has sold Units representing a total of 2,050,000 in shares of common stock and 1,025,000 common stock purchase warrants for total proceeds of $287,000.    Of this amount, $182,988 was received in cash and $104,012 was in exchange for retirement of Mr. Beckman’s convertible note payable and related accrued interest payable   See Note 5.

8.

Stock Options

In March 2017, the Company granted 600,000 stock options to three directors of the Company. The options are exercisable on or before March 31, 2022 at a price of $0.10 for 200,000 shares, and at a price of $0.09 for the remaining 400,000 shares.  The fair value of the options was determined to be $53,557 using the Black Scholes model.  The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the three months ended March 31, 2017.    No options were issued during the three months ended March 31, 2018.

The fair value of each option award granted in March 2017 was estimated on the date of the grant using the assumptions noted in the following table:

Number of Options	600,000
Stock price	$0.09 - $0.10
Exercise price	$0.09 - $0.10
Expected volatility	235.5%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	1.96%

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2016	4,515,000	$0.08
Granted	600,000	0.09
Exercised	(415,000)	0.10
Outstanding and exercisable at December 31, 2017	4,700,000	0.09
Granted	-	-
Exercised	-	-
Outstanding and exercisable at March 31, 2018	4,700,000	$0.09

The average remaining contractual term of the options outstanding and exercisable at March 31, 2018 was 2.36 years.  As of March 31, 2018, options outstanding and exercisable had an aggregate intrinsic value of approximately $434,000 based on the Company’s stock price of $0.17.

9.  Subsequent Events

On April 27, 2018 the Company closed its Private Placement (see Note 7).   Subsequent to March 31, 2018, an additional 500,000 units were sold and the Company received proceeds of $70,000.   In total, 2,550,000 units were sold representing 2,550,000 shares of common stock and 1,275,000 warrants to purchase common stock for $0.20 over the next 12 months.   Total proceeds were $357,000.

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

The Company’s financial position remained unchanged during the first three months of 2018, as metals commodity markets seem to have improved during this period.  Junior mining equity markets may strengthen periodically in response to favorable price movements in certain metals during 2017 and 2018, providing some companies with the opportunity to take advantage of short periods of positive sentiment in the market. However, until capital markets in the Junior Mining space become favorable, equity financing in the mining industry will remain challenging. Analyst estimates for the remainder of 2018 are for stabilizing precious metals markets, along with stable and improving prices for zinc, copper and lead.

The Company operated on a limited budget during 2017 and into 2018, funding the maintenance of the South Mountain Project while continuing to search for additional financing to advance the Project.  The Company’s plan of operation for the next twelve months, subject to business conditions, will be to continue to develop the South Mountain Project and complete an industry standard Feasibility Study.  The completion of any such study is highly dependent on the ability of the Company to secure additional financing.

Work on the Trout Creek Project will continue in 2018, although the South Mountain Project will remain the focus.  At the Trout Creek Project, the Company plans to drill pre-defined drill targets that were established during the Joint Exploration Agreement with Newmont Mining. The data developed from the drilling will be analyzed and prepared for further exploration in the 2018/2019 season.  Additionally, the Company will continue geophysical interpretation of the valley area and explore the possibility of combining the Company`s land position with another entity exploring this trend.

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

The property is located approximately 70 air miles southwest of Boise, Idaho and approximately 24 miles southeast of Jordan Valley, Oregon. It is accessible by highway 95 driving south from the Boise area to Jordan Valley Oregon, then by traveling southeast approximately 22 miles back into Idaho, via Owyhee County road that is dirt and improved to within 4 miles of historic mine site. The last 4 miles up the South Mountain Mine road are unimproved dirt road. The property is accessible year-round to within 4 miles of the property, where the property is accessible from May thru October without plowing snow. There is power distribution within 4 miles of the site as well. The climate is considered high desert. The Company has water rights on the property, and there is a potable spring on the property that once supplied water to the main camp.

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

In January of 2018, the Company engaged Hard Rock Consulting LLC from Denver Colorado to update the South Mountain Project 43-101.  When completed, the updated NI 43-101 can be reviewed on the Company`s website at www.thundermountaingold.com, or on www.SEDAR.com.

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

Long Section Through South Mountain Mine Showing Levels and Zones

Surface Drilling: 4,777 Feet
Underground Drilling: 10,237 Feet
Underground Workings: 8,000 Feet
Texas Shaft
Laxey Level
Sonneman Level
SHAFT
STANDARD LEVEL
TEXAS SHAFT
STOPE
PROJECTED LEVEL 200
113 ZONE
111 ZONE
LAXEY Zone
LAXEY LEVEL
DMEA-I
STOPE
TEXAS
43 - 101 Resource
GOLCONDA "VEIN"
GOLCONDA LEVEL
AVENUE DIKE
SONNEMAN LEVEL
DMEA II
SONNEMAN LEVEL
~100'
GOLCONDA DIKE
900 LEVEL
1000 LEVEL
1100 LEVEL
PROJECTED 1100 LEVEL
TEXAS Zone
Approximately 500 Feet
DMEA 2 Drill Intercept
(Core Hole - 2009)
LO-7 Drill Intercept
(RVCe Hole - 2010)
LO-6 Drill Intercept
(RVCe Hole - 2010)
Existing Underground Workings
Historically mined zones
Dike
Projected Tunnel
Zones of Mineralized Chimneys and Pipes
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

A detailed underground fan drilling program commenced as soon as the surface drilling program was completed.  Drilling on the DMEA 2 and Texas massive sulfide zones were planned in order to define a mineable resource, but unfortunately the program was terminated after the first fan was drilled in the DMEA 2 down dip target.  The results of the drilling are summarized below:

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

More than 15,000 feet (4,500 meters) have been drilled at South Mountain and included in the model. The South Mountain historic ore zones remain open down-dip on the zones encountered (see Figure 2). The continuing drilling successes proves that the South Mountain resource continues to grow with potential to increase the resource substantially. An updated NI 43-101 was initiated in early 2018 and is expected to be completed around May 15, 2018. Hard Rock Consulting LLC has been engaged to complete the study.

Two underground core rigs are planned for extending and updating the South Mountain resource - testing the continuity and down-dip extensions of the high-grade polymetallic massive sulfide zones.  One core drill will begin on the DMEA and Laxey zones to complete the confirmation and extensional drilling, while the other core drill will focus primarily on the Texas zone to extend resources at depth beyond the current inferred resource area. In Addition, bulk samples will be mined for metallurgical test work..

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

Thunder Mountain Gold plans to conduct further exploration in 2018 on this attractive pediment gold target. The Company anticipates that funding will be available during the 2018 season and one or two reverse circulation holes can test the bedrock beneath the gravel along the mineralized structures.  A detailed list of claims controlled by the Company can be found in the Company`s Form 10K filed on Edgar.

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

Employees

At March 31, 2018, SMMI has deferred payroll of $949,500. These salaries were earned in accordance with the OGT LLC operating agreement. OGT management includes SMMI`s Eric Jones, Jim Collord, and Larry Thackery as CFO. These salaries will continue to be deferred until a later date.

Results of Operations:

The Company recognized no revenues and had no production for the three months ending March 31, 2018. Total operating expenses for the three months ending March 31, 2018 of $188,912 decreased from the same respective time frame ending 2017 by $49,121 or 21%. Exploration expenses for the three months ended March 31, 2018 increased by $8,465 when compared to same period in 2017. This increase can be attributed to the engagement of Hard Rock Consulting LLC to update the NI 43-101. Legal and accounting costs decreased from 2017 by $2,943 for a total of $27,561. Management and administrative expense decreased by $44,681 or 33%, or a total mostly due to stock based compensation of $53,557 issued to our directors in March 2017.

Liquidity and Capital Resources:

The consolidated financial statements for the period ending March 31, 2018, disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the period ended March 31, 2018, we did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

•

April 27, 2018, we had $127,294 cash in our bank accounts.

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

For the three months ended March 31, 2018, net cash used for operating activities was $93,743, consisting of net loss of $203,306 for the three months ended March 31, 2018, reduced by non-cash expenses and net cash provided by changes in current assets and current liabilities. Cash provided by financing activities for three months ended March 31, 2018 totaled $182,567.

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

Subsequent Events

On April 27, 2018 the Company closed its Private Placement, approved by the Board of Directors on February 20,2018. The Company received net proceeds of $357,000 from the sale of 2,550,000 units.  Each Unit consists of one share of common stock, and one-half of a warrant exercisable at $0.20.

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

On February 20, 2018, the Board of Directors approved a Private Placement financing of up to $750,000 from the sale of equity units at a price of $0.14 per unit.  Each unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant.  Each whole warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $0.20 for a period of 12 months. No finder’s fees were to be paid. Thunder Mountain Gold will utilize the net proceeds from this financing for working capital, mineral leases, and administrative expenses.

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

During the three months ended March 31, 2018, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Consolidated Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

/s/ Eric T. Jones

By

Eric T. Jones

President and Chief Executive Officer

Date: May 9, 2018

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

/s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date; May 9, 2018