Form 10-Q
period 2018-06-30
THUNDER MOUNTAIN GOLD INC
filed 2018-08-13
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at July 25, 2018:  57,645,579

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

23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

23

Item 3.  Defaults Upon Senior Securities.

23

Item 4.  Mine Safety Disclosures

23

Item 5.  Other Information

23

Item 6.  Exhibits

24

SIGNATURES

25

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets	(Unaudited)
June 30, 2018 and December 31, 2017	June 30,	December 31,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$90,185	$36,454
Prepaid expenses and other assets	29,916	28,473
Total current assets	120,101	64,927

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $100,968 and $75,959, respectively	81,637	106,646
Total property and equipment	361,970	386,979

Mineral interests (Note 3)	479,477	479,477

Total assets	$961,548	$931,383

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$125,973	$92,311
Accrued related party liability (Note 6)	246,843	181,313
Accrued interest payable to related parties (Note 5)	43,693	36,949
Deferred payroll (Note 6)	1,018,500	871,500
Related party notes payable (Note 5)	126,576	217,688
Total current liabilities	1,561,585	1,399,761

Accrued reclamation costs	65,000	65,000

Total liabilities	1,626,585	1,464,761

Commitments and Contingencies (Notes 2, 3)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 57,645,579 and 55,095,579, respectively, shares issued and outstanding	57,646	55,096
Additional paid-in capital	5,811,988	5,457,538
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(6,684,161)	(6,195,923)
Total Thunder Mountain Gold, Inc. stockholders' equity (deficit)	(838,727)	(707,489)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,690	174,111
Total stockholders' equity (deficit)	(665,037)	(533,278)
Total liabilities and stockholders' equity (deficit)	$961,548	$931,383

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (Unaudited)

				Three Months Ended			Six Months Ended
				June 30,			June 30,
				2018		2017	2018	2017
Expenses:
		Exploration		$118,457		$49,117	$176,073	$98,268
		Legal and accounting		80,475		8,743	108,036	39,247
		Management and administrative		69,055		78,911	160,184	214,719
		Depreciation		12,402		20,010	25,009	42,580
		Total expenses		280,389		156,781	469,302	394,814

Other income (expense):
		Interest expense, related parties		(4,547)		(4,607)	(19,644)	(7,841)
		Foreign exchange gain (loss)		5		156	(478)	95

	Miscellaneous Income (expense)
		-		-		1,186	-
Total other income (expense)		(4,542)	(4,451)		(18,936)	(7,746)		Net Loss
	(284,931)	(161,232)		(488,238)		(402,560)	Net Income (loss) – noncontrolling interest in Owyhee Gold Trust
	-	-		-		-	Net Loss – Thunder Mountain Gold, Inc.
	$(284,931)	$(161,232)		(488,238)		(402,560)
							Net Loss per common
								share-basic and diluted
$	Nil	$ Nil		$(0.01)		$(0.01)
							Weighted average common
								shares outstanding-basic and diluted
	57,409,315	54,680,579		56,674,861		54,680,579

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(488,238)	$(402,560)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	25,009	42,580
Common stock options issued for services	-	53,558
Amortization of related party notes payable discount	8,888
Change in:
Prepaid expenses and other assets	(1,443)	1,832
Accounts payable and other accrued liabilities	33,662	176,749
Accrued related party liability	65,530	(154,193)
Accrued interest payable to related parties	10,756	7,841
Deferred payroll	147,000	156,000
Net cash used by operating activities	(198,836)	(118,193)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	252,988	-
Borrowing on related parties notes payable	-	20,000
Distribution to noncontrolling interest	(421)	-
Net cash provided by financing activities	252,567	20,000

Net increase (decrease) in cash and cash equivalents	53,731	(98,193)
Cash and cash equivalents, beginning of period	36,454	108,184
Cash and cash equivalents, end of period	$90,185	$9,991

Noncash financing and investing activities:
Common stock and warrants issued for payment of related parties notes payable and accrued interest	$104,012	$-

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2017 as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has historically incurred losses and does not have sufficient cash at June 30, 2018 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary to the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Reclassifications

Certain reclassifications have been made to conform prior period’s data to the current presentation. These reclassifications have no effect on previously reported operations, stockholders’ equity (deficit) or cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company; its wholly owned subsidiaries, Thunder Mountain Resources, Inc. and South Mountain Mines, Inc. (“SMMI”); and Owyhee Gold Trust, LLC (“OGT”) a company in which the Company has majority control.  Intercompany accounts are eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include the carrying value of properties and mineral interests, environmental remediation liabilities, deferred tax assets, and stock based compensation. Management’s estimates and assumptions are based on historical experience and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including options and warrants to purchase the Company’s common stock.  As of June 30, 2018, and 2017, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

	2018	2017
Stock options	3,710,000	5,115,000
Warrants	1,275,000
Total possible dilution	4,985,000	5,115,000

2.

Commitments

The Company has two lease arrangements with land owners that own land parcels adjacent to the Company’s South Mountain patented and unpatented mining claims.  The leases were originally for a seven-year period, with annual payments of $20 per acre.  The leases were renewed for an additional 10 years at $30 per acre paid annually; committed payments are listed in the table below. The lease payments have no work requirements.

Annual Payment
Acree Lease (June)	$ 3,390
Lowry Lease (October)	11,280
Total	$14,670

The Company has 78 unpatented claims (1,600 acres) in the Trout Creek area and 21 unpatented claims in the South Mountain area.  The claim fees are paid on these unpatented claims annually as follows:

Target Area	2018
Trout Creek -State of Nevada	$12,090
Trout Creek -Lander County	940
South Mountain-State of Idaho	3,255
Total	$16,285

3.

South Mountain Project

The Company’s wholly-owned subsidiary SMMI is the sole manager of the South Mountain Project in its entirety through a separate Mining Lease with Option to Purchase (“Lease Option”) with the Company’s majority-owned subsidiary OGT.  The Lease Option includes a capped $5 million less, net returns royalties paid through the date of exercise.  The Lease Option expires in November 2026.  If SMMI exercises the option, the option payment of $5 million less advance royalties will be distributed 100% by OGT to OGT’s minority member.  Under the Lease Option, SMMI pays an advance $5,000 net returns royalty to OGT annually on November 4 which is distributed to OGT’s minority member.

OGT’s financial information is included 100% in the Company’s consolidated financial statements and reflects its minority member’s non-controlling interest.   Changes in the non-controlling interest equity balance is as follows:

	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$174,111	$178,702
Distribution to non-controlling interest	(421)	-
Net income (loss) attributable to noncontrolling interest	-	-
Balance at end of period	$173,690	$178,702

4.   Property and Equipment

The Company’s property and equipment are as follows:

	June 30, 2018	December 31, 2017
Vehicles	$22,441	$22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(100,968)	(75,959)
	81,637	106,646
Land	280,333	280,333
Total Property and Equipment	$361,970	$386,979

5.   Related Parties Notes Payable

At both June 30, 2018 and December 31, 2017, the Company had notes payable balances of $56,768 and $69,808 with Eric Jones, the Company’s President and Chief Executive Officer and Jim Collard, the Company’s Vice President and Chief Operating Officer, respectively.  These notes, as amended, are due December 31, 2018.

On October 25, 2017 the Company received $100,000 from Paul Beckman, a director of the Company, under a convertible promissory note.  Terms of the note called for interest at 1% per month, with the entire balance of principal and interest due in full on April 24, 2018.  The convertible promissory note contained the option for the holder to convert any portion of the principal and interest into Company common stock at $0.15 per common share (a total of 666,667 shares).  At inception, the market price for the Company’s common stock was $0.17 per common share which exceeded the conversion price.   As such, the convertible note contained a beneficial conversion feature of $13,333 which was recognized as a discount on the note on the date of issuance. The discount was being amortized over the note term using the straight-line method, which approximates the effective interest method.

On February 26, 2018, Mr. Beckman participated in the Company’s Private Placement (see Note 7) and acquired 1,000,000 Units for $140,000.  A portion of this amount was in exchange for retirement of Mr. Beckman’s convertible note payable of $100,000 and accrued interest payable of $4,012. Upon the retirement of Mr. Beckman’s convertible promissory note, the Company recognized the unamortized portion of the discount of $5,100 as interest expense.   After this transaction, the Company had no remaining obligation under the convertible note agreement with Mr. Beckman.

During the six months ended June 30, 2018 and 2017, the Company recognized a total of $19,644 and $7,841, respectively, in interest expense for all these notes discussed above.   Accrued interest payable was $43,693 and $36,949 at June 30, 2018 and December 31, 2017, respectively.

6.

Related Party Transactions

In addition to the related parties notes payable discussed in Note 5, the Company had the following related party transactions.

Three of the Company’s officers are deferring compensation for services.  The officers’ balances at June 30, 2018 are as follows:  Eric Jones, President and Chief Executive Officer - $410,000 (December 31, 2017 – $350,000), Jim Collord, Vice President and Chief Operating Officer - $410,000 (December 31, 2017 – $350,000), and Larry Thackery, Chief Financial Officer - $198,500 (December 31, 2017 – $171,500).

The Company engages Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services. During the three and six-month periods ended June 30, 2018, the Company incurred $65,530 in legal expense with Mr. Baird. There was no expense for the comparable periods in 2017.  At June 30, 2018 and December 31, 2017, the balance due to Baird was $246,843 and $181,313, respectively.

During 2017, Jim Collord and Eric Jones advanced funds to the Company for operating expenses.   On November 22, 2017, Mr. Collord’s advance of $5,035 was paid in full.  The balance of Mr. Jones’ advance at both December 31, 2017 and June 30, 2018 was $10,971 and is included in accounts payable and other accrued liabilities on the consolidated balance sheet.

7.

Stockholders’ Equity

The Company’s common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.

On February 20, 2018, the Board of Directors approved a Private Placement financing of up to $750,000 from the sale of equity units at a price of $0.14 per unit.  Each unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant.  Each whole warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $0.20 for a period of 12 months. On April 27, 2018 the Company closed its Private Placement. The Company sold Units representing a total of 2,550,000 shares of common stock and 1,275,000 common stock purchase warrants for total proceeds of $357,000.    Of this amount, $252,988 was received in cash and $104,012 was in exchange for retirement of Mr. Beckman’s convertible note payable and related accrued interest payable.   See Note 5.

At June 30, 2018, the Company has outstanding warrants for 1,275,000 shares of common stock with an exercise price of $0.20 that expire in 2019.   There were no outstanding warrants at December 31, 2017.

8.

Stock Options

In March 2017, the Company granted 600,000 stock options to three directors of the Company. The options are exercisable on or before March 31, 2022 at a price of $0.10 for 200,000 shares, and at a price of $0.09 for the remaining 400,000 shares.  The fair value of the options was determined to be $53,558 using the Black Scholes model.  The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the three and six months ended June 30, 2018.

The fair value of each option award granted in March 2017 was estimated on the date of the grant using the assumptions noted in the following table:

Number of Options	600,000
Stock price	$0.09 - $0.10
Exercise price	$0.09 - $0.10
Expected volatility	235.5%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	1.96%

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2016	4,515,000	$0.08
Granted	600,000	0.09
Exercised	(415,000)	0.10
Outstanding and exercisable at December 31, 2017	4,700,000	0.09
Granted	-	-
Exercised	(990,000)	(0.07)
Outstanding and exercisable at June 30, 2018	3,710,000	$0.09

The average remaining contractual term of the options outstanding and exercisable at June 30, 2018 was 2.74 years.  As of June 30, 2018, options outstanding and exercisable had an aggregate intrinsic value of approximately $153,700 based on the Company’s stock price of $0.13.

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

The Company’s financial position remained unchanged during the first six months of 2018.  Junior mining equity markets, in the future, may strengthen periodically in response to favorable price movements in certain metal. During 2018 lead and zinc prices were strong, providing some companies access to equity financing. However, until capital markets in the Junior Mining space become favorable, equity financing in the mining industry will remain challenging. Analyst estimates for the remainder of 2018 are for stabilizing precious metals markets, along with stable and improving prices for zinc, copper and lead.

The Company operated on a limited budget during the first half of 2018, funding the maintenance and completing an updated NI-43-101 Technical Report for the South Mountain Project, while continuing to search for additional financing to advance the Project.  The Company’s plan of operation for the next twelve months, subject to business conditions, will be to continue to advance the South Mountain Project and complete an industry standard Feasibility Study.  The completion of any such study is highly dependent on the ability of the Company to secure additional financing.

Work on the Trout Creek Project will be limited in 2018 while the South Mountain Project continues to remain the focus.  The Company identified pre-defined drill targets during the Joint Exploration Agreement with Newmont Mining. Atoka Gold, a private Nevada corporation, owns significant claims adjacent to the Trout Creek project. Atoka Gold has expressed an interest, to adjoin their claim package, with the Trout Creek project, through a joint venture.  The Company perceives advantages to a joint venture, as it resembles a large piedmont play in the Reese River Valley. There have been no details discussed of a structured agreement but talks continue with Atoka Gold.

South Mountain Project, Owyhee County, Idaho

The land package at South Mountain consists of a total of approximately 1,518 acres, consisting of (i) 17 patented claims (326 acres) and 360 acres of private land (mill site); (ii) lease on private ranch land (542 acres); and, (iii) 21 unpatented lode mining claims on BLM managed land (290 acres).  All holdings are located in the South Mountain Mining District, Owyhee County, Idaho.

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

In January of 2018, the Company engaged Hard Rock Consulting LLC (HRC) from Denver Colorado to update the South Mountain Project 43-101. HRC concluded that significant potential exists to increase the known mineral resource with additional drilling, as well as to upgrade existing mineral resource classifications with additional infill drilling.  HRC also determined that the conceptual geologic model is sound, and, in conjunction with drilling results, indicates that mineralization is essentially open in all directions, and is continuous between underground levels and extends to the surface.

HRC also noted that:

•

THMG technical staff has thorough understanding of the geology of the South Mountain Project, and that the appropriate deposit model is being applied for exploration.

•

Because the Project is largely located on and surrounded by private land, it greatly simplifies Project approvals compared to mining projects involving public lands.

•

Initial metallurgical testing demonstrates that the South Mountain massive sulfide/skarn mineralization is amenable to differential flotation and concentrated.

•

The current mineral resource at the South Mountain Project more than sufficient to warrant continued planning and development to further advance the Project.

The Technical Report was authored by Ms. J.J. Brown, P.G., SME-RM, Mr. Jeffrey Choquette, P.E., and Mr. Randy Martin, SME-RM, all of Hard Rock Consulting, each of whom is an independent qualified person for the purposes of NI 43-101 The NI 43-101 Technical Report has an effective date of April 7, 2018 and has been filed in Canada on SEDAR in accordance with NI 43-101.  The Report can be reviewed on the Company`s website at www.thundermountaingold.com.

Highlights of South Mountain NI-43-101 Report:

The most recent THMG drilling program was successful in defining the geometry and confirming the grades of the DMEA and Texas massive sulfide zones. Confirmed intercepts within the model include:

•

DMEA core hole DM2UC13-13, returned a 91.5-foot true width intercept of 13.79% Zn, 12.75 o.p.t. Ag, 0.08 o.p.t. Au, 0.45% Cu, and 7.07% Pb;

•

Texas core hole TX13-03 drilled from the surface across the zone, returned 11.8 feet true width, assaying 14.08% Zn, 9.01 o.p.t. Ag, 0.01 o.p.t. Au, 1.43% Cu, and 0.35% Pb

•

DMEA core hole DM2UC13-17, includes a 42-foot true width intercept of 17.86% Zn, 2.98 o.p.t. Ag, 0.13 o.p.t. Au, 0.18% Cu, and 0.47% Pb;

•

Rib channel samples across the DMEA zone on the Sonneman of 130 feet true width, assaying 16.76% Zn, 4.11 o.p.t Ag, 0.09 o.p.t. Au, 0.78% Cu, and 0.38% Pb (pg.38 of the report), including 60 feet true width intercept assaying 25.00% Zn, 3.80 o.p.t Ag, 0.130 o.p.t. Au, 0.38% Cu, and 0.41% Pb

Details of the Technical Report:

The Table below outlines the Mineral Resource Statement for the South Mountain Project as of April 7, 2018.

Mineral Resources at 6.04% ZnEq Cut-off
Classification	Zinc Equivalent Resource			Contained Metal
	Short Tons	ZnEq lbs	ZnEq %	Zn lbs	Zn%	Ag oz	Ag opt	Au oz	Au opt	Pb lbs	Pb %	Cu lbs	Cu %
	x1000	x1000		x1000		x1000		x1000		x1000		x1000
Measured	63.2	22,200	17.57	14,700	11.64	237	3.745	4.0	0.063	600	0.483	700	0.566
Indicated	106.7	37,800	17.72	21,500	10.08	576	5.398	7.0	0.066	2,100	0.983	1,600	0.766
Measured + Indicated	169.9	60,000	17.66	36,200	10.66	813	4.783	11.0	0.065	2,700	0.797	2,300	0.692
Inferred massive sulfide	363.2	120,800	16.63	70,500	9.70	2,029	5.585	16.3	0.045	8,700	1.202	5,200	0.696

Notes:

1.

The effective date of the mineral resource estimate is April 7th, 2018.  The QP for the estimate is Mr. Randall K. Martin, of Hard Rock Consulting, LLC. and is independent of THMG.

2.

Mineral resources that are not mineral reserves do not have demonstrated economic viability. Inferred mineral resources are that part of the mineral resource for which quantity and grade or quality are estimated on the basis of limited geologic evidence and sampling, which is sufficient to imply but not verify grade or quality continuity. Inferred mineral resources may not be converted to mineral reserves. It is reasonably expected, though not guaranteed, that the majority of Inferred mineral resources could be upgraded to Indicated mineral resources with continued exploration.

3.

The mineral resource is reported at an underground mining cutoff of 6.04% Zinc Equivalent Grade (“ZnEq”) within coherent wireframe models.  The ZnEq calculation and cutoff is based on the following assumptions: an Au price of $1,231/oz, Ag price of $16.62/oz, Pb price of $0.93/lb., Zn price of $1.10/lb. and Cu price of $2.54/lb.; metallurgical recoveries of 75% for Au, 70% for Ag, 87% for Pb, 96% for Zn and 56% for Cu, assumed mining cost of $70/ton, process costs of $25/ton, general and administrative costs of $7.5/ton, smelting and refining costs of $25/ton. Based on the stated prices and recoveries the ZnEq formula is calculated as follows; ZnEq = (Au grade * 43.71) + (Ag grade * 0.55) + (Pb grade * 0.77) + (Cu grade * 1.35) + (Zn grade)

4.

Rounding may result in apparent differences when summing tons, grade and contained metal content. Tonnage and grade measurements are in imperial units.

The updated resource model does not include any of the remaining polymetallic massive sulfide left in the upper part of the Laxey zone. Available historic smelter records indicate that approximately 53,642 tons of polymetallic massive sulfide were mined and direct shipped, mostly from this Zone. Historical smelter records indicate zinc values averaging 14.5%, lead 2.4%, copper 1.4%, silver at 10.6 opt, and gold at 0.058 opt (Table 6-2 of the Technical Report).

Long Section View of Modeled Estimation Domains. The deposit remains open along strike and down dip in the Laxey marble as shown in Figure 7-4 of the updated NI 43-101 Report.

Schematic Long Section of South Mountain Skarn Deposits

Underground Pre-Development Work Completed Since the Previous Technical Reports

The reconstruction of the Sonneman and Laxey drifts continued successfully until January 2014 when the Project went into care and maintenance.  The Sonneman Level advanced 2,711 feet from the portal and is constructed to 12 feet by 12 feet for future development and mining. Approximately 350 feet of drift remains to be rehabilitated to reach the historic Texas massive sulfide zone located at the end of the old workings.  This advance through this zone will allow for the drill stations and underground drilling to further define the high-grade resource encountered by William Bowes group in the 1980s.

The historic 2,200-foot long Laxey Level drift has been rehabilitated to 10 feet by 10 feet for approximately 720 feet.  At that point the old tunnel had recently collapsed at an intrusive dike and preparations were being made to advance through the caved area.  This old tunnel was rehabilitated and accessed along its full length in 2008, at which point it intercepted the Texas massive sulfide zone, one of many that had limited mining during and after the World War II period.  Excellent high grade massive sulfide is exposed in this area, and the core drilling during 2013 proved its continuity between the Laxey Level and the surface, an up-dip distance of nearly 400 feet.

During the development of the Sonneman Level during 2012-2013 several massive sulfide mineralized zones were mined through.  Detailed rib sampling along some of these zones yielded the following results:

Significant THMG Channel Sample Intervals– Sonneman Drift

ID	From	To	Length	Ag (opt)	Zn %	Au (opt)	Cu %	Pb %
OGT161671-02	30.0	160.0	130.00	4.11	16.76	0.09	0.78	0.38
OGT161671-02	209.2	230.2	21.00	3.14	14.02	0.26	0.31	0.37
OGT161671-02	270.2	275.0	4.80	3.21	13.80	0.24	0.14	1.10
OGT161714-22	9.0	32.0	23.00	7.18	14.69	0.01	1.17	0.65
OGT161714-22	76.9	92.0	15.10	8.24	14.04	0.01	2.30	0.59
OGT161735-9	0.0	40.0	40.00	13.97	16.44	0.02	0.70	0.86
OGT161724-30	0.0	40.0	40.00	5.80	5.63	0.00	0.28	2.83

Underground core drilling is planned for extending and updating the South Mountain resource - testing the continuity and down-dip extensions of the high-grade polymetallic massive sulfide zones.  One core drill will begin on the DMEA and Laxey zones to complete the confirmation and extensional drilling, while the other core drill will focus primarily on the Texas zone to extend resources at depth beyond the current inferred resource area. In Addition, bulk samples will be mined for metallurgical test work.More than 15,000 feet (4,500 meters) have been drilled at South Mountain and included in the model. The South Mountain historic ore zones remain open down-dip on the zones encountered. The successful drilling and development work prove that the South Mountain resource continues to grow with potential to increase the resource substantially.

HRC also reviewed the data on the anomalous gold-bearing multilithic breccia that was identified by THMG conducting reconnaissance work at South Mountain.  In 2010, five holes were drilled in the anomaly for a total footage of 3,530 feet, and 705 total samples taken every five feet of drill hole. Of the 705 samples taken, 686 samples contained anomalous gold, or 97% of the samples. The highest-grade intercept ran 0.038 ounce per ton.   HRC reviewed the reports done on the breccia completed by both Kinross and Newmont; of note was Newmont’s comparison of the geology to the Battle Mountain Complex in Nevada.

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

Thunder Mountain Gold identified pre-defined drill targets during the Joint Exploration Agreement with Newmont Mining. Atoka Gold, a private Nevada corporation, owns significant claims adjacent to the Trout Creek project. Atoka Gold has expressed an interest, to adjoin their claim package, with the Trout Creek project, through a joint venture.  The Company perceives advantages to a joint venture, as it resembles a large piedmont play in the Reese River Valley. There have been no details discussed of a structured agreement but talks continue with Atoka Gold.  A detailed list of claims controlled by the Company can be found in the Company`s Form 10K filed on Edgar.

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

Employees

At June 30, 2018, SMMI has deferred payroll of $1,018,500. These salaries were earned in accordance with the OGT LLC operating agreement. OGT management includes SMMI`s Eric Jones, Jim Collord, and Larry Thackery as CFO. These salaries will continue to be deferred until a later date.

Results of Operations:

The Company recognized no revenues and had no production for the six months ending June 30, 2018. Total operating expenses for the six months ending June 30, 2018 of $469,302 increased from the same respective time frame ending 2017 by $74,488 or 19%. Exploration expenses for the six months ended June 30, 2018 increased by $77,805 when compared to same period in 2017. This increase can be attributed to the engagement of Hard Rock Consulting LLC to update the NI 43-101. Legal and accounting costs increased from the same period in 2017 by $68,789 for a total of $108,036.  The Company engages Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services. During the three and six-month periods ended June 30, 2018, the Company incurred $65,530 in legal expense with Mr. Baird. There was no expense for the comparable periods in 2017. Management and administrative expense decreased by $54,535 or 25% mostly due to stock options compensation of $53,558 issued to our directors in March 2017.

Liquidity and Capital Resources:

The consolidated financial statements for the three and six-month periods ending June 30, 2018 disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the period ended June 30, 2018, we did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

While the Company does not currently have cash sufficient to support the currently planned aggressive exploration work at South Mountain, we believe that the survivability of Thunder Mountain Gold can be assisted by the following:

•

July 18, 2018, we had $73,204 cash in our bank accounts.

•

Management and the Board have not undertaken plans or commitments that exceed the cash available to the Company beyond fiscal quarter ending September 30, 2018.  We do not include in this consideration any additional investment funds mentioned below. Management is committed to manage expenses of all types to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

The Company will also consider other sources of funding, including potential mergers and/or additional farm-out of some of its exploration properties.

For the six months ended June 30, 2018, net cash used for operating activities was $198,836, consisting of net loss of $488,238 reduced by non-cash expenses and changes in current assets and current liabilities. Cash provided by financing activities for six months ended June 30, 2018 totaled $252,567 principally from the sale of our common stock.

Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will attempt to raise additional funds from a public offering, a private placement, mergers, farm-outs or loans.

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

Private Placement

On February 20, 2018, the Board of Directors approved a Private Placement financing of up to $750,000 from the sale of equity units at a price of $0.14 per unit.  Each unit consists of one share of the Company’s common stock and one-half of one common share purchase warrant. On April 27, 2018 the Company closed its Private Placement.   In total, 2,550,000 units were sold representing 2,550,000 shares of common stock and 1,275,000 warrants to purchase common stock for $0.20 over the next 12 months.   Total proceeds were $357,000.  Of this amount, $252,988 was received in cash and $104,012 was in exchange for retirement of a related party convertible note payable and related accrued interest payable.

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

None to Report

Contractual Obligations

During 2008 and 2009, three lease arrangements were made with land owners that own land parcels adjacent to the Company’s South Mountain patented and unpatented mining claims.  The leases were for a seven-year period, with options to renew, with annual payments (based on $20 per acre) listed in the following table.  The leases have no work requirements.

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years
Acree Lease (yearly, June)(1)	$27,120	$3,390	$6,780	$6,780	$10,170
Lowry Lease (yearly, October)(1)(2)	$90,240	$11,280	$22,560	$22,560	$33,840
OGT LLC(3)	$50,000	$5,000	$10,000	$10,000	$25,000
Total	$167,360	$19,670	$39,340	$39,340	$69,010

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

During the three months and six month periods ended June 30, 2018, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Consolidated Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

/s/ Eric T. Jones

By

Eric T. Jones

President and Chief Executive Officer

Date: August 13, 2018

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

/s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date; August 13, 2018