Form 10-Q
period 2018-09-30
THUNDER MOUNTAIN GOLD INC
filed 2018-11-14
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-08429

THUNDER MOUNTAIN GOLD INC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at October 22, 2018:  57,645,579

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION3

Item 1:  Financial Statements3

Item 2.  Management's Discussion and Analysis or Plan of Operation14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk22

Item 4.  Controls and Procedures23

PART II – OTHER INFORMATION24

Item 1.  Legal Proceedings.24

Item 1A. Risk Factors.24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.24

Item 3.  Defaults Upon Senior Securities.24

Item 4.  Mine Safety Disclosures24

Item 5.  Other Information24

Item 6.  Exhibits25

SIGNATURES26

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Thunder Mountain Gold, Inc. Consolidated Balance Sheets September 30, 2018 and December 31, 2017 Unaudited
	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$30,115	$36,454
Prepaid expenses and other assets	32,176	28,473
Total current assets	62,291	64,927

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $113,161 and $75,959, respectively	69,444	106,646
Total property and equipment	349,777	386,979

Mineral interests (Note 3)	479,477	479,477
Total assets	$891,545	$931,383

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other accrued liabilities	$129,929	$92,311
Accrued related party liability (Note 6)	241,685	181,313
Accrued interest payable to related parties (Note 5)	48,240	36,949
Deferred payroll (Note 6)	1,041,500	871,500
Related party notes payable (Note 5)	126,576	217,688
Total current liabilities	1,587,930	1,399,761

Accrued reclamation costs	65,000	65,000

Total liabilities	1,652,930	1,464,761

Commitments and Contingencies (Notes 2, 3)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 57,645,579 and 55,095,579, respectively, shares issued and outstanding	57,646	55,096
Additional paid-in capital	5,811,988	5,457,538
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(6,780,509)	(6,195,923)
Total Thunder Mountain Gold, Inc. stockholders' equity (deficit)	(935,073)	(707,489)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,690	174,111
Total stockholders' equity (deficit)	(761,385)	(533,278)
Total liabilities and stockholders' equity (deficit)	$891,545	$931,383

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Expenses:
Exploration	$21,470	$46,613	$197,543	$144,881
Legal and accounting	5,489	9,728	113,524	48,975
Management and administrative	53,986	69,354	214,170	284,074
Loss on sale of equipment	-	1,021	-	1,021
Depreciation	12,193	15,003	37,202	57,582
Total expenses	93,138	141,719	562,440	536,533

Other income (expense):
Interest expense, related parties	(4,547)	(4,612)	(24,191)	(12,454)
Miscellaneous income (expense)	1,337	1,200	2,044	1,295
Total other income (expense)	(3,210)	(3,412)	(22,147)	(11,159)
Net Loss	(96,348)	(145,1310	(584,586)	(547,692)
Net Income (loss) – noncontrolling interest in Owyhee Gold Trust	-	-	-	-
Net Loss – Thunder Mountain Gold, Inc.	$(96,348)	$(145,131)	(584,586)	(547,692)

Net Loss per common share – basic and diluted	$0.00	$0.00	$(0.01)	$(0.01)
Weighted average common shares outstanding – basic and diluted	57,645,579	54,864,185	57,554,653	54,791,550

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(584,586)	$(547,692)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	37,202	57,582
Loss on sale of Equipment	-	1,021
Common stock options issued for services	-	53,558
Amortization of related party notes payable discount	8,888	-
Change in:

Accounts payable and other accrued liabilities	37,618	2,384
Accrued related party liability	60,372	-
Accrued interest payable to related parties	15,303	12,453
Deferred payroll	170,000	234,000
Net cash used by operating activities	(258,906)	(182,971)

Cash flows from investing activities:
Proceeds from sale of equipment	-	41,000
Net cash provided by investing activities	-	41,000

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	252,988	-
Proceeds from exercise of common stock options	-	20,550
Borrowing on related parties notes payable	-	20,000
Distribution to noncontrolling interest	(421)	-
Net cash provided by financing activities	252,567	40,550

Net increase (decrease) in cash and cash equivalents	(6,339)	(101,421)
Cash and cash equivalents, beginning of period	36,454	108,184
Cash and cash equivalents, end of period	$30,115	$6,763

Noncash financing and investing activities:
Common stock and warrants issued for payment of related parties notes payable and accrued interest	$104,012	-
Stock options exercised in exchange for payment of related parties notes payable and related accrued interest	-	$20,125

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

Basis of Presentation and Going Concern

These unaudited interim consolidated financial statements have been prepared by the management of the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim consolidated financial statements have been included.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2017 as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has historically incurred losses and does not have sufficient cash at September 30, 2018 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

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

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include the carrying value of properties and mineral interests, environmental remediation liabilities, deferred tax assets, and stock-based compensation. Management’s estimates and assumptions are based on historical experience and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimate.

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

Investments in Joint Venture

The Company’s accounting policy for joint ventures is as follows:

1.The Company uses the cost method when it does not have joint control or significant influence in a joint venture. Under the cost method, these investments are carried at cost. If other than temporary impairment in value is determined, it would then be charged to current net income or loss.

2.If the Company enters into a joint venture in which there is joint control between the parties or the Company has significant influence, the equity method is utilized whereby the Company’s share of the venture’s earnings and losses is included in the statement of operations as earnings in joint ventures and its investments therein are adjusted by a similar amount. If other than temporary impairment in value is determined, it would then be charged to current net income or loss.

3.In a joint venture where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is typically consolidated with the presentation of non-controlling interest.  In determining whether significant influences exist, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee. See Note 3 regarding the Company’s investment in Owyhee Gold Trust, LLC.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The adoption of this update on January 1, 2018 had no impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The adoption of this update on January 1, 2018 had no impact on the Company’s consolidated financial statements.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including options and warrants to purchase the Company’s common stock.  As of September 30, 2018, and 2017, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

	2018	2017
Stock options	3,710,000	4,700,000
Warrants	1,275,000	-
Total possible dilution	4,985,000	4,700,000

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

Annual Payment
Acree Lease (June)	$ 3,390
Lowry Lease (October)	11,280
Total	$ 14,670

The Company has 78 unpatented claims (1,600 acres) in the Trout Creek area and 21 unpatented claims in the South Mountain area. The claim fees are paid on these unpatented claims annually as follows:

Target Area	2018

Trout Creek -State of Nevada	$ 12,090
Trout Creek -Lander County	940
South Mountain-State of Idaho	3,255
Total	$ 16,285

3.South Mountain Project

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

OGT’s financial information is included 100% in the Company’s consolidated financial statements and reflects its minority member’s non-controlling interest.   Changes in the non-controlling interest equity balance is as follows:

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$174,111	$178,702
Distribution to non-controlling interest	(421)	-
Net income (loss) attributable to noncontrolling interest	-	-
Balance at end of period	$173,690	$178,702

4.  Property and Equipment

The Company’s property and equipment are as follows:

	September 30, 2018	December 31, 2017

Vehicles	$22,441	$22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(113,161)	(75,959)
	69,444	106,646
Land	280,333	280,333
Total Property and Equipment	$349,777	$386,979

5.  Related Parties Notes Payable

At both September 30, 2018 and December 31, 2017, the Company had notes payable balances of $56,768 and $69,808 with Eric Jones, the Company’s President and Chief Executive Officer and Jim Collard, the Company’s Vice President and Chief Operating Officer, respectively.  These notes, as amended, are due December 31, 2018.

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

On February 26, 2018, Mr. Beckman participated in the Company’s Private Placement (see Note 7) and acquired 1,000,000 Units for $140,000.  A portion of this amount was in exchange for retirement of Mr. Beckman’s convertible note payable of $100,000 and accrued interest payable of $4,012. Upon the retirement of Mr. Beckman’s convertible promissory note, the Company recognized the unam ortized portion of the discount of $5,100 as interest expense.   After this transaction, the Company has no remaining obligation under the convertible note agreement with Mr. Beckman.

During the nine months ended September 30, 2018 and 2017, the Company recognized a total of $24,191 and 12,454, respectively, in interest expense for the notes discussed above.   Accrued interest payable was $48,240 and $36,949 at September 30, 2018 and December 31, 2017, respectively.

6.Related Party Transactions

In addition to the related parties notes payable discussed in Note 5, the Company had the following related party transactions.

Three of the Company’s officers had been deferring compensation for services  The officer’s balances at September 30, 2018 are as follows:  Eric Jones, President and Chief Executive Officer - $420,000 (December 31, 2017 – $350,000), Jim Collord, Vice President and Chief Operating Officer - $420,000 (December 31, 2017 – $350,000), and Larry Thackery, Chief Financial Officer - $201,500 (December 31, 2017 – $171,500). On July 31, 2018 the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project.

The Company engages Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services. During the nine-month periods ended September 30, 2018, the Company incurred $65,530 in legal expense with Mr. Baird. There was no expense for the comparable periods in 2017.  At September 30, 2018 and December 31, 2017, the balance due to Baird was $241,685 and $181,313, respectively.

During 2017, Eric Jones advanced funds to the Company for operating expenses. The balance of Mr. Jones’ advance at both December 31, 2017 and September 30, 2018 was $10,971 and is included in accounts payable and other accrued liabilities on the consolidated balance sheet.

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

At September 30, 2018, the Company has outstanding warrants for 1,275,000 shares of common stock with an exercise price of $0.20 that expire in 2019.   There were no outstanding warrants at December 31, 2017.

8.Stock Options

In March 2017, the Company granted 600,000 stock options to three directors of the Company. The options are exercisable on or before March 31, 2022 at a price of $0.10 for 200,000 shares, and at a price of $0.09 for the remaining 400,000 shares.  The fair value of the options was determined to be $53,558 using the Black Scholes model.  The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the three and nine months ended September 30, 2017.

The fair value of each option award granted in March 2017 was estimated on the date of the grant using the assumptions noted in the following table:

Number of Options	600,000
Stock price	$0.09 - $0.10
Exercise price	$0.09 - $0.10
Expected volatility	235.5%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	1.96%

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2016	4,515,000	$0.08
Granted	600,000	0.09
Exercised	(415,000)	0.10
Outstanding and exercisable at December 31, 2017	4,700,000	0.09
Granted	-	-
Expired	(990,000)	(0.07)
Outstanding and exercisable at September 30, 2018	3,710,000	$0.09

The average remaining contractual term of the options outstanding and exercisable at September 30, 2018 was 2.23 years.  As of September 30, 2018, options outstanding and exercisable had an aggregate intrinsic value of approximately $79,500 based on the Company’s stock price of $0.11.

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

The Company’s financial position remained unchanged during the first nine months of 2018.  Junior mining equity markets, in the future, may strengthen periodically in response to favorable price movements in certain metal. During the first 4 months of 2018 base metal prices were strong, providing some companies access to equity financing. However, metal prices declined starting in May in response the U.S. trade policies with China and other countries. Until capital markets in the Junior Mining space become favorable, equity financing in the mining industry will remain challenging. Analyst estimates for the remainder of 2018 are for stabilizing and strengthening precious metals markets, along with stable and improving prices for zinc, copper and lead.

The Company operated on a limited budget during the first nine months of 2018, funding the maintenance and completing an updated NI-43-101 Technical Report for the South Mountain Project, while continuing to search for additional financing to advance the Project.  The Company’s plan of operation for the next twelve months, subject to business conditions, will be to continue to advance the South Mountain Project and complete an industry standard Feasibility Study.  The completion of any such study is highly dependent on the ability of the Company to secure additional financing.

The Trout Creek Project will remain inactive in 2018 while the South Mountain Project continues to remain the focus.  The Company has identified pre-defined drill targets during the Joint Exploration Agreement with Newmont Mining. Atoka Gold, who owns significant claim package adjacent to the Companies Trout Creek project, has expressed an interest, to adjoin their claim package, with the Trout Creek project, through a joint venture.  The Company perceives advantages to a joint venture, as Trout Creek resembles a large pediment play in the Reese River Valley. There have been no details discussed of a structured agreement but talks continue with Atoka Gold.

South Mountain Project, Owyhee County, Idaho

The South Mountain Project is considered an advanced stage, high-grade zinc-silver exploration or pre-development project. The land package at South Mountain consists of a total of approximately 1,518 acres, consisting of (i) 17 patented claims (326 acres) and 360 acres of private land (mill site); (ii) lease on private ranch land (542 acres); and, (iii) 21 unpatented lode mining claims on BLM managed land (290 acres).  All holdings are located in the South Mountain Mining District, Owyhee County, Idaho.

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

HRC also noted that:

•THMG technical staff has thorough understanding of the geology of the South Mountain Project, and that the appropriate deposit model is being applied for exploration.

•Because the Project is largely located on and surrounded by private land, it greatly simplifies Project approvals compared to mining projects involving public lands.

•Initial metallurgical testing demonstrates that the South Mountain massive sulfide/skarn mineralization is amenable to differential flotation and concentrated.

•The current mineral resource at the South Mountain Project more than sufficient to warrant continued planning and development to further advance the Project.

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

Highlights of South Mountain NI-43-101 Report:

The most recent THMG drilling program was successful in defining the geometry and confirming the grades of the DMEA and Texas massive sulfide zones. Confirmed intercepts within the model include:

•DMEA core hole DM2UC13-13, returned a 91.5-foot true width intercept of 13.79% Zn, 12.75 o.p.t. Ag, 0.08 o.p.t. Au, 0.45% Cu, and 7.07% Pb;

•Texas core hole TX13-03 drilled from the surface across the zone, returned 11.8 feet true width, assaying 14.08% Zn, 9.01 o.p.t. Ag, 0.01 o.p.t. Au, 1.43% Cu, and 0.35% Pb

•DMEA core hole DM2UC13-17, includes a 42-foot true width intercept of 17.86% Zn, 2.98 o.p.t. Ag, 0.13 o.p.t. Au, 0.18% Cu, and 0.47% Pb;

•Rib channel samples across the DMEA zone on the Sonneman of 130 feet true width, assaying 16.76% Zn, 4.11 o.p.t Ag, 0.09 o.p.t. Au, 0.78% Cu, and 0.38% Pb (pg.38 of the report), including 60 feet true width intercept assaying 25.00% Zn, 3.80 o.p.t Ag, 0.130 o.p.t. Au, 0.38% Cu, and 0.41% Pb.

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

Notes:

1.The effective date of the mineral resource estimate is April 7th, 2018.  The QP for the estimate is Mr. Randall K. Martin, of Hard Rock Consulting, LLC. and is independent of THMG.

2.Mineral resources that are not mineral reserves do not have demonstrated economic viability. Inferred mineral resources are that part of the mineral resource for which quantity and grade or quality are estimated on the basis of limited geologic evidence and sampling, which is sufficient to imply but not verify grade or quality continuity. Inferred mineral resources may not be converted to mineral reserves. It is reasonably expected, though not guaranteed, that the majority of Inferred mineral resources could be upgraded to Indicated mineral resources with continued exploration.

3.The mineral resource is reported at an underground mining cutoff of 6.04% Zinc Equivalent Grade (“ZnEq”) within coherent wireframe models.  The ZnEq calculation and cutoff is based on the following assumptions: an Au price of $1,231/oz, Ag price of $16.62/oz, Pb price of $0.93/lb., Zn price of $1.10/lb. and Cu price of $2.54/lb.; metallurgical recoveries of 75% for Au, 70% for Ag, 87% for Pb, 96% for Zn and 56% for Cu, assumed mining cost of $70/ton, process costs of $25/ton, general and administrative costs of $7.5/ton, smelting and refining costs of $25/ton. Based on the stated prices and recoveries the ZnEq formula is calculated as follows; ZnEq = (Au grade * 43.71) + (Ag grade * 0.55) + (Pb grade * 0.77) + (Cu grade * 1.35) + (Zn grade)

4.Rounding may result in apparent differences when summing tons, grade and contained metal content. Tonnage and grade measurements are in imperial units.

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

The historic 2,200-foot long Laxey Level drift has been rehabilitated to 10 feet by 10 feet for approximately 720 feet.  At that point the old tunnel had recently collapsed at an intrusive dike and preparations were being made to advance through the caved area.  This old tunnel was rehabilitated and accessed along its full length in 2008, at which point it intercepted the Texas massive sulfide zone, one of many that had limited mining during and after the World War II period.  Excellent high-grade massive sulfide is exposed in this area, and the core drilling during 2013 proved its continuity between the Laxey Level and the surface, an up-dip distance of nearly 400 feet.

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

Underground core drilling is planned for extending and upgrading the South Mountain resource - testing the continuity and down-dip extensions of the high-grade polymetallic massive sulfide zones.  One core drill will begin on the DMEA and Laxey zones to complete the confirmation and extensional drilling, while the other core drill will focus primarily on the Texas zone to extend resources at depth beyond the current inferred resource area. In Addition, bulk samples will be mined for metallurgical test work. More than 15,000 feet (4,500 meters) have been drilled at South Mountain and included in the model. The South Mountain historic ore zones remain open down-dip on the zones encountered. The successful drilling and development work prove that the South Mountain resource continues to grow with potential to increase the resource substantially.

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

Thunder Mountain Gold identified pre-defined drill targets during the Joint Exploration Agreement with Newmont Mining. Atoka Gold, a private Nevada corporation, owns significant claims adjacent to the Trout Creek project, has expressed an interest to combine  their claim package with the Trout Creek project through a joint venture.  The Company perceives advantages to a joint venture, as it resembles a large pediment play in the Reese River Valley. There have been no details discussed of a structured agreement but talks continue with Atoka Gold.  A detailed list of claims controlled by the Company can be found in the Company`s Form 10K filed on Edgar.

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

Employees

Three of the Company’s officers had been deferring compensation for services .  At September 30, 2018, SMMI has deferred payroll of $1,041,500. These salaries were earned in accordance with the OGT LLC operating agreement. OGT management includes SMMI`s Eric Jones, Jim Collord, and Larry Thackery as CFO. On July 31, 2018 the Company stopped expensing deferring compensation for the three Company officers, in the interest of marketing the SMMI project. There will be no recognized officer salaries until available funds are raised.

Results of Operations:

The Company recognized no revenues and had no production for the nine months ending September 30, 2018. Total operating expenses for the nine months ending September 30, 2018 of $562,440 increased from the same respective time frame ending 2017 by $25,907 or 5%. Exploration expenses for the nine months ended September 30, 2018 increased by $52,662 when compared to same period in 2017. This increase can be attributed to the engagement of Hard Rock Consulting LLC to update the NI 43-101. Legal and accounting costs increased from the same period in 2017 by $64,549 for a total of $113,524.  The Company engages Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services. During the nine-month period ended September 30, 2018, the Company incurred $65,372 in legal expense with Mr. Baird. There was no expense for the comparable periods in 2017. Management and administrative expense decreased by $69,904 or 25% mostly due to stock options compensation of $53,558 issued to our directors in March 2017, and the discontinued deferred salaries.

Liquidity and Capital Resources:

The consolidated financial statements for the three and nine-month periods ending September 30, 2018 disclose a ‘going concern’ qualification to our ability to continue in business. The consolidated financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the period ended September 30, 2018, we did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate enough cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, or ultimately to attain profitability. Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We currently require additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

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

While the Company does not currently have cash sufficient to support the currently planned aggressive exploration work at South Mountain, we believe that the survivability of Thunder Mountain Gold can be assisted by the following:

•October 22, 2018, we had $11,560 cash in our bank accounts.

•Management and the Board have not undertaken plans or commitments that exceed the cash available to the Company beyond fiscal quarter ending September 30, 2018.  We do not include in this consideration any additional investment funds mentioned below. Management is committed to manage expenses of all types to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

The Company will also consider other sources of funding, including potential mergers and/or additional farm-out of some of its exploration properties.

For the nine months ended September 30, 2018, net cash used for operating activities was $258,906, consisting of net loss of $584,586 reduced by non-cash expenses and changes in current assets and current liabilities. Cash provided by financing activities for nine months ended September 30, 2018 totaled $252,567 principally from the sale of our common stock.

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

(1)Amounts shown are for the lease periods years 4 through 7, a total of 1 years that remains after 2013, the second year of the lease period. Lease was extended an additional 10 years at $30/acre.

(2)The Lowry lease has an early buy-out provision for 50% of the remaining amounts owed in the event the Company desires to drop the lease prior to the end of the first seven-year period.

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

a)Estimates. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates.  Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition.

b)Stock-based Compensation. The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

c)Income Taxes. We have current income tax assets recorded in our financial statements that are based on our estimates relating to federal and state income tax benefits. Our judgments regarding federal and state income tax rates, items that may or may not be deductible for income tax purposes and income tax regulations themselves are critical to the Company’s financial statement income tax items.

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

During the three months and nine-month periods ended September 30, 2018, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Consolidated Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

/s/ Eric T. Jones

By

Eric T. Jones

President and Chief Executive Officer

Date: November 13, 2018

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

/s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date; November 13, 2018