Form 10-K
period 2018-12-31
THUNDER MOUNTAIN GOLD INC
filed 2019-04-01
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company  ☒ Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter:  $ 5,709,944 as of June 30, 2018.

The number of shares of the Registrant’s Common Stock outstanding as of March 14, 2019, was 57,633,879

THUNDER MOUNTAIN GOLD, INC.

Form 10-K

December 31, 2018

Table of Contents

PART I3

ITEM 1 - DESCRIPTION OF BUSINESS3

ITEM 1A - RISK FACTORS5

ITEM 1B - UNRESOLVED STAFF COMMENTS8

ITEM 2 - DESCRIPTION OF PROPERTIES9

ITEM 3. &NBSP;LEGAL PROCEEDINGS.15

ITEM 4. &NBSP;MINE SAFETY DISCLOSURES15

PART II16

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES16

ITEM 6 - SELECTED FINANCIAL DATA17

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS17

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK21

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA22

ITEM 9 –&NBSP;CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE37

ITEM 9A - CONTROLS AND PROCEDURES37

ITEM 9B - OTHER INFORMATION37

PART III38

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE38

ITEM 11 - EXECUTIVE COMPENSATION42

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS44

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE45

PART IV47

ITEM 15 –&NBSP;EXHIBITS, FINANCIAL STATEMENT SCHEDULES47

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

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes (“Notes”) thereto for the fiscal year ending December 31, 2018.  The following statements may be forward looking in nature and actual results may differ materially.

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

On November 4, 2016, the Company entered into a Settlement Agreement between ISGC II and, SMMI.  This Settlement was judicially-ratified on November 9, 2016.  SMMI is the Manager and controlling Member and has 75% ownership in the OGT with ISGC II retaining 25% ownership, with a capped at $5 million net returns royalty, with SMMI maintaining total management control over the Project.

The South Mountain Property consists of 17 patented mining claims encompassing approximately 326 acres, 21 unpatented mining lode claims covering approximately 290 acres, and approximately 489 acres of leased private land. In addition, the project owns 360 acres of private land (mill site) not contiguous with the mining claims.

Current Operations

Thunder Mountain Gold is a mineral exploration stage company with no producing mines.  The Company intends to remain in the business of exploring for mining properties that have the potential to produce gold, silver, base metals and other commodities.

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp., a British Columbia corporation (“BeMetals”), and BeMetals USA Corp., a Delaware corporation (“BMET USA”), a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years, upon certain conditions extendable to three years, with BeMetals required to issue a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Upon Tranche 2, BeMetals will issue 10 million BMET common shares (Consideration Shares) to TMRI, and BeMetals will also purchase of 2.5 million shares of the Company’s common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, on a private placement. BeMetals will make cash payments of $1,100,000 over the 24 months of the Option Agreement. The first Tranche of $100,000 has been paid to the Company. The exercise of the Option Agreement price can be paid in combination with cash and BeMetals common shares.  The calculation of the purchase price is an amount equal to the lesser of 50% of the market capitalization of BeMetals at the time; and the greater of either:

A.$10 million; or

B.20% the net present value of the South Mountain Project as calculated in a PEA

Payment may be satisfied by through the delivery of BMET common shares (Consideration Shares), a cash payment or a combination of Consideration Shares and cash. The BMET common shares will be issued at a deemed value based on the 5-day VWAP of Consideration Shares immediately prior to the date that BMET USA gives notice of its intention to exercise the option.

Payment(s) may be accelerated to exercise the Option Agreement, and restrictions will exist on resale of BeMetals common shares. The Company will not be granted any anti-dilution rights in respect of the Consideration Shares. The Company will provide additional information to shareholders of the Company regarding the BeMetals Option Agreement in either a Schedule 14A proxy circular or a Schedule 14C information statement to be prepared in connection with obtaining the required shareholder approval to the BeMetals Option Agreement.  There is no assurance that the transactions contemplated under the BeMetals Option Agreement will be completed.

Reports to Security Holders

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC.  Electronically filed reports may be accessed at www.sec.gov.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330.

ITEM 1A - RISK FACTORS

Our business, operations, and financial condition are subject to various risks. This is particularly true since we are in the business of conducting exploration for mineral properties that have the potential for discovery of economic mineral resources.  We urge you to consider the following risk factors in addition to the other information contained in, or incorporated by reference into, this Annual Report on Form 10-K.

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

We believe that we have the ability to continue as a going concern

We have never generated net income from our exploration efforts, and we have incurred significant net losses in each year since inception. Our accumulated deficit as of December 31, 2018, was $6,833,610. We expect to continue to incur substantial additional losses for the foreseeable future, and we may never become profitable. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate and ultimately extract our proven or probable precious metals reserves, if any, our ability to generate positive net revenues and our ability to reduce our operating costs.

Based upon current plans, Thunder Mountain Gold management is confident that the Company will have the financial strength and opportunities to meet its financial obligations for the next 12 months.  Factors considered substantiating this conclusion include:

A.The recent Option Agreement for the South Mountain Project with BeMetals Corp. positions the Company for cash infusions, as well as equity considerations, that will more than cover the Company`s financial obligations for the next 12 months, and

B.The ability to raise additional equity capital based upon the success of the exploration and development conducted by BeMetals during this option period, and

C.The Officers of the Company and their willingness to fund any liabilities not currently covered by the Company, and finally,

D.The potential for additional strategic partnerships and funding surrounding the Company`s Trout Creek Project in Nevada, by which discussions are currently being held.

While there is much work to do, it is important to note that in the event that the BeMetals Corp. does not exercise their Option under the agreement in the next 24 – 36 months, that there is a backup interest in financing from other entities that have been evaluating the Project.

Our financial statements, for the year ended December 31, 2018 were audited by our independent registered public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception.

We believe that there is no doubt about our ability to continue as a going concern, even though our total accumulated deficit of $6,833,610 as of December 31, 2018.  Our plans for our continuation as a going concern include financing our operations through sales of unregistered common stock and the exercising of stock options by our officers, directors and originators. If we are not successful with our plans, equity holders could then lose all or a substantial portion of their investment.

At December 31, 2018, we had current assets of $33,135.  We are planning to raise additional funds in 2019 to meet our current operating and capital requirements for the next 12 months and beyond. However, we have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For the year ended December 31, 2018 net cash used for operating activities was $280,323.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from public offerings, private placements or loans.

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

There is no guarantee that current favorable prices for metals and other commodities will be sustained. If the market prices for these commodities weaken, we will temporarily suspend or cease exploration efforts.

The BeMetals Option Agreement may be adversely affected by exploration results, or adversely affected by metals price volatility causing us to cease exploration efforts.  Consideration to be received by the Company is highly contingent upon future events.

There is no guarantee that the BeMetals Option Agreement will be exercised. This Agreement, and associated payments to the Company, are a contingent consideration, and may be terminated at any time by BeMetals during the Option period.  The completion and exercise of the BeMetals Option Agreement is affected by the success of BeMetals exploration efforts is contingent upon 1) certain conditions precedent; 2) the price of metals that are affected by numerous factors including inflation, investor speculative activities, relative exchange rate of the U.S. dollar to other currencies, global and regional demand and production, global and regional political and economic conditions, and production costs in major producing regions. These factors are beyond our control and are impossible for us to predict.

There is no guarantee that the BeMetals consideration shares, in the event BeMetals Corp. elects to use its shares as consideration, that may be issued to the Company will be tradeable or liquid, and the future valuation is subject to significant uncertainty and cannot be determined at this time. The amount of consideration shares is dependent upon the results of BeMetals Corp. exploration results, and the corresponding Preliminary Economic Analysis (PEA) that BeMetals Corp. will produce.  The Company will provide additional information to shareholders of the Company regarding the BeMetals Option Agreement in either a Schedule 14A proxy circular or a Schedule 14C information statement to be prepared in connection with obtaining the required shareholder approval to the BeMetals Option Agreement.

There is no guarantee that current prices for metals and other commodities will be sustained. If the market prices for these commodities weaken, then the BeMetals Option Agreement may not be exercised.

Our mineral exploration efforts may not be successful.

Mineral exploration is highly speculative. It involves many risks and often does not produce positive results. Even if we find a valuable mineral deposit, it may take many additional years or more before production is possible because of the need for additional detailed exploration, pre-production studies, permitting, financing, construction and start up.

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

Internal control systems provide only reasonable assurance that fraud and errors will be detected within the normal course of operations.   Company’s management believes that its internal controls are effective and commensurate for the size and scope of the business being conducted by the Company. The Company realizes the need to be proactive in this area and continues to evaluate ways for improving internal controls and weaknesses that are practical and cost effective for the size, structure, and future existence of our organization.    The Company’s Chief Financial Officer initiates and records all transactions. The transactions are reviewed and approved by the Company’s President and CEO and reviewed by the Company’s Audit Committee. Capital Items and expenditures more than $5,000 must be approved by the Board of Directors, even if it is a line item in a Board Approved Budget. In addition, The Company has a Corporate Code of Business Conduct and Ethics (the "Code") which is acknowledged by officers and directors.  This Corporate Governance applies to Thunder Mountain Gold Inc. and its subsidiaries (collectively, the "Company").

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

The current land package at South Mountain consists of 17 patented mining claims encompassing approximately 326 acres, 21 unpatented mining lode claims covering approximately 290 acres, and approximately 489 acres of leased private land. In addition, the project owns 360 acres of private land (mill site) not contiguous with the mining claims.

All holdings are in the South Mountain Mining District, Owyhee County, Idaho.

The Company’s plan of operation for the next twelve months, subject to business conditions, will be to continue to advance the South Mountain Project, including continued baseline environmental and engineering work necessary to complete a Preliminary Economic Analysis, and work on advancing the Trout Creek Project, Lander County, Nevada.

South Mountain Project, Owyhee County, Idaho

The South Mountain Project is considered an advanced stage, high-grade zinc-silver exploration or pre-development project. The land package at South Mountain consists of a total of 17 patented mining claims encompassing approximately 326 acres, 21 unpatented mining lode claims covering approximately 290 acres, and approximately 489 acres of leased private land. In addition, the project owns 360 acres of private land (mill site) not contiguous with the mining claims. All holdings are located in the South Mountain Mining District, Owyhee County, Idaho.

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

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp., a British Columbia corporation (“BeMetals”), and BeMetals USA Corp., a Delaware corporation (“BMET USA”), a wholly owned subsidiary of BeMetals.   Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA"), prepared by a mutually agreed third-party engineering firm. BeMetals will issue 10 million BMET common shares (Consideration Shares) to TMRI. BeMetals will also purchase of 2.5 million shares of the Company’s common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, on a private placement. BeMetals will make cash payments of $850,000 over the 24 months of the agreement and another $250,000 upon exercise of the Option Agreement. The exercise of the Option Agreement price can be paid in combination with cash and BeMetals common shares.

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

•Initial metallurgical testing demonstrates that the South Mountain massive sulfide/skarn mineralization is amenable to differential flotation and concentration.

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

Note to United States investors concerning estimates of measured, indicated and inferred resources.

Disclosure of the NI-43-101 has been prepared in accordance with the requirements of Canadian securities laws, including Canadian National Instrument 43-101 (“NI 43-101”), which differ from the current requirements of the U.S. Securities and Exchange Commission (“SEC”) set out in Industry Guide 7.  The Highlights of South Mountain NI-43-101 section refers to “mineral resources,” “measured mineral resources,” “indicated mineral resources,” and “inferred mineral resources.”  While these categories of mineralization are recognized and required by Canadian securities laws, they are not recognized by Industry Guide 7 and are not normally permitted to be disclosed in SEC filings.  United States investors are cautioned not to assume that all or any of measured, indicated or inferred mineral resources will ever be converted into mineral reserves.  Under Industry Guide 7, mineralization may not be classified as a “reserve” unless the mineralization can be economically or legally extracted at the time the “reserve” determination is made.  "Inferred mineral resources" have a great amount of uncertainty as to their existence and economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Disclosure of "contained ounces" in a resource is permitted disclosure under Canadian reporting standards; however, Industry Guide 7 normally only permits issuers to report mineralization that does not constitute "reserves" by Industry Guide 7 standards as in-place tonnage and grade without reference to unit measures.  Accordingly, information contained in this 10-k containing descriptions of South Mountain’s mineral deposits may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements of Industry Guide 7.

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

Significant THMG Channel Sample Intervals – Sonneman Drift

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

Underground core drilling is planned for extending and upgrading the South Mountain resource - testing the continuity and down-dip extensions of the high-grade polymetallic massive sulfide zones.  The Company plans to core drill  the DMEA and Laxey zones to complete the confirmation and extensional drilling. Another core drill may be mobilized to focus primarily on the Texas zone to extend resources at depth beyond the current inferred resource area. In addition, there are plans to retrieve bulk samples for metallurgical test work. More than 15,000 feet (4,500 meters) have been drilled at South Mountain and included in the model. The South Mountain historic ore zones remain open down-dip on the zones encountered. The successful drilling and development work prove that the South Mountain resource continues to grow with potential to increase the resource substantially.

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

The Trout Creek target is anchored by a regional gravity anomaly on a well-defined northwest-southeast trending break in the alluvial fill thickness and underlying bedrock.  Previous geophysical work in the 1980s revealed an airborne magnetic anomaly associated with the same structure, and this was further verified and outlined in 2008 by Company personnel using a ground magnetometer. The target is covered by alluvial fan deposits of generally unknown thickness, shed from the adjacent Shoshone Range, a fault block mountain range composed of Paleozoic sediments of both upper and lower plate rocks of the Roberts Mountains thrust.

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

In addition to the geologic fieldwork, Wright Geophysics conducted a ground gravity survey and CSMAT over the pediment target area and this provided insight into the gravel-bedrock contact as well as defining the favorable structural setting within the buried bedrock.  An untested drill target was identified under the gravel pediment along these structures, and the geophysics showed that the bedrock was within 500 feet of the surface, which is reasonable depth for exploration drilling and potential mining if a significant mineralization is encountered.

The ongoing exploration field work, including claim maintenance and assessment, is financed by the Company through sales of unregistered common stock  using private placements with accredited investors.  Future work will be funded in the same manner or through a strategic partnership with another mining company.

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

Employees

Three of the Company’s officers have been deferring compensation for services.  At December 31, 2018, SMMI has deferred payroll of $1,041,500. These salaries were earned in accordance with SMMI`s management of the OGT LLC operating agreement. OGT management includes SMMI`s Eric Jones, Jim Collord, and Larry Thackery as CFO. On July 31, 2018 the Company stopped expensing deferred compensation for the three Company officers. There will be no recognized officer salaries until available funds are raised.

Item 3.  Legal Proceedings.

None

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

During the three months and nine-month periods ended December 31, 2018, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Our common stock is traded on the over-the-counter bulletin board (OTCQB) market regulated by the Financial Industry Regulatory Authority (FINRA) under the symbol “THMG” The OTCQB quotations do not reflect inter-dealer prices, retail mark-ups, commissions or actual transactions.

On September 24, 2010, the Company’s common stock also began trading on the Toronto Stock Exchange Venture Exchange (“TSX-V”) in Canada and is quoted under the trading symbol “THM”.

Holders:

As of December 31, 2018, there were approximately 1,509 shareholders of record of the Company’s common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Transfer Agent:

Our independent stock transfer agent in the United States is Computershare Shareholder Services, located at 8742 Lucent Blvd., Suite 225, Highlands Ranch, CO 80129. In Canada, our Agent is Computershare, TORU - Toronto, University Ave, 100 University Ave, 8th Floor, Toronto, ON M5J 2Y1, CANADA

Dividends:

No dividends were paid by the Registrant in 2018 or 2017, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans:

On July 17, 2011, the Company Shareholders approved the Company`s Stock Incentive Plan (SIP). The SIP has a fixed maximum percentage of 10% of the Company’s outstanding shares that are eligible for the plan pool, whereby the number of Shares under the SIP increase automatically with increases in the total number of shares. This “Evergreen” provision permits the reloading of shares that make up the available pool for the SIP, once the options granted have been exercised. The number of shares available for issuance under the SIP automatically increases as the total number of shares outstanding increase, including those shares issued upon exercise of options granted under the SIP, which become re-available for grant after exercise of option grants. The number of shares subject to the SIP and any outstanding awards under the SIP will be adjusted appropriately by the Board of Directors if the Company’s common stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification, dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all the Company’s assets.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities:

On April 27, 2018, Thunder Mountain Gold, Inc. (the “Company’) closed a private offering solely to accredited investors. The Company sold, in the aggregate, 2,550,000 Units, consisting of 2,550,000 shares of Common Stock, par value $0.001, together with a Warrant to purchase an aggregate of 1,275,000 shares of Common Stock at an exercise price of $0.20 per share. The Unit price is $0.14 per Unit, consisting of the one share of Common Stock and Warrant to purchase one-half of a share of Common Stock. (with a minimum purchase of one share). The Warrants have a one-year term and are immediately exercisable.  There is no minimum offering. There is no placement agent fee paid in the offering, and no accountable or unaccountable expense allowance.

Paul Beckman, an insider of the Company, purchased 1,000,000 Units under the Placement. Upon completion of the Placement, Mr. Beckman holds 12,133,645 common shares or approximately 21% of the total common shares issued and outstanding of the Company.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fiscal year ended December 31, 2017, the Company had purchases of 415,000 shares of common stock from stock options that were exercised. Several insiders purchased shares as “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

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

The Company operated on a limited budget during 2018, while funding the maintenance of the South Mountain Project, and continuing to search for additional financing for the Project. Late in 2018, the Company initiated discussions with BeMetals Corp. – Vancouver B.C. (TSX-V: BMET) – for an option to complete the pre-development work and produce a preliminary economic analysis (PEA).  The Company’s plan of operation for the next twelve months will be to provide support to BeMetals Corp. during their option period and help ensure that the South Mountain PEA is completed on schedule and within budget.

While South Mountain is the Company`s main focus, work on the Trout Creek Project may continue in 2019 as time and available capital allows.

Results of Operations:

The Company recognized no revenues and had no production for the year ending December 31, 2018. Total operating expenses for the year ended December 31, 2018 of $607,793 decreased from the same respective time frame ending 2017 by $80,403 or 12%. Exploration expenses for the twelve months ended December 31, 2018 increased by $12,747 when compared to same period in 2017. This increase can be attributed to the engagement of Hard Rock Consulting LLC to update the NI 43-101. Legal and accounting costs increased from the same period in 2017 by $54,409 for a total of $117,802.  The Company engages Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services. During the period ended December 31, 2018, the Company incurred $65,530 in legal expense with Mr. Baird. There was no expense for the comparable periods in 2017. Management and administrative expense decreased by $124,712 or 35% mostly due to stock options compensation of $53,557 issued to our directors in March 2017 and the discontinued deferred salaries.

Liquidity and Capital Resources:

The consolidated financial statements for the year ended December 31, 2018 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the period ended December 31, 2018, we did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

The liquidity of the Company was enhanced on February 27, 2019, when the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp., a British Columbia corporation (“BeMetals”), and BeMetals USA Corp., a Delaware corporation (“BMET USA”), a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. BeMetals will issue 10 million BMET common shares (Consideration Shares) to TMRI. BeMetals will also purchase of 2.5 million shares of the Company’s common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, on a private placement. BeMetals will make cash payments of $850,000 over the 24 months of the agreement and another $250,000 upon exercise of the Option Agreement, for total cash payments to the Company of $1,100,000, in addition to the private placement. The exercise of the Option Agreement price can be paid in combination with cash and BeMetals common shares.

The first payment of $100,000 under the BeMetals Option Agreement was received by the Company on March 1, 2019. BeMetals Corp. will purchase the 2.5 million THMG shares in a private placement upon the Companies completing certain conditions related to the option agreement.  The overall consideration to THMG and its shareholders will be an amount equal to the lesser of 50% of the market capitalization of BeMetals at the time of option exercise, and the greater of either $10 million; or 20% the net present value of the South Mountain Project as calculated in a PEA

Payment may be satisfied by through the delivery of BMET common shares (Consideration Shares), a cash payment or a combination of Consideration Shares and cash. The BMET common shares will be issued at a deemed value based on the 5-day VWAP of Consideration Shares immediately prior to the date that BMET USA gives notice of its intention to exercise the option.  BMET trades on the TSX-V under the ticker symbol BMET.

Potential additional sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We currently require additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

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

In addition to the BeMetals Corp. option agreement, we believe that the Company will be able to meet its financial obligations by the following:

•March 7, 2019, we had $15,669 cash in our bank accounts.

•Management and the Board have not undertaken plans or commitments that exceed the cash available to the Company beyond December 31, 2018.  We do not include in this consideration any additional investment funds mentioned below. Management is committed to manage expenses of all types to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

The Company will also consider other sources of funding, including potential mergers and/or additional farm-out of its other exploration property.

For the year ended December 31, 2018, net cash used for operating activities was $280,323, consisting of net loss of $632,687 reduced by non-cash expenses and changes in current assets and current liabilities. Cash provided by financing activities for year ended December 31, 2018 totaled $247,579 principally from the sale of our common stock.

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

Private Placement

On April 27, 2018, Thunder Mountain Gold, Inc. (the “Company’) closed a private offering solely to accredited investors. The Company sold, in the aggregate, 2,550,000 Units, consisting of 2,550,000 shares of Common Stock, par value $0.001, together with a Warrant to purchase an aggregate of 1,275,000 shares of Common Stock at an exercise price of $0.20 per share. The Unit price is $0.14 per Unit, consisting of the one share of Common Stock and Warrant to purchase one-half of a share of Common Stock. (with a minimum purchase of one share). The Warrants have a one-year term and are immediately exercisable.  There is no minimum offering. There is no placement agent fee paid in the offering, and no accountable or unaccountable expense allowance.

Paul Beckman, an insider of the Company, purchased 1,000,000 Units under the Placement. Upon completion of the Placement, Mr. Beckman holds 12,133,645 common shares or approximately 21% of the total common shares issued and outstanding of the Company.

The offering is believed exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(6) the Securities Act of 1933, as amended.  The securities offered, sold, and to be issued in connection with the private placement have not been or are not registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

Subsequent Events

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp., a British Columbia corporation (“BeMetals”), and BeMetals USA Corp., a Delaware corporation (“BMET USA”), a wholly owned subsidiary of BeMetals.   Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. BeMetals will issue 10 million BMET common shares (Consideration Shares) to TMRI. BeMetals will also purchase of 2.5 million shares of the Company’s common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, on a private placement. BeMetals will make cash payments of $850,000 over the 24 months of the agreement and another $250,000 upon exercise of the Option Agreement. The exercise of the Option Agreement price can be paid in combination with cash and BeMetals common shares.  The calculation of the purchase price is an amount equal to the lesser of 50% of the market capitalization of BeMetals at the time; and the greater of either $10 million; or 20% of the net present value of the South Mountain Project as calculated in a PEA that BeMetals Corp. will complete under the option agreement.

Payment may be satisfied by through the delivery of BMET common shares (Consideration Shares), a cash payment or a combination of Consideration Shares and cash. The BMET common shares will be issued at a deemed value based on the 5-day VWAP of Consideration Shares immediately prior to the date that BMET USA gives notice of its intention to exercise the option.

Payment(s) may be accelerated to exercise the Option Agreement, and restrictions will exist on resale of BeMetals common shares. The Company will not be granted any anti-dilution rights in respect of the Consideration Shares. The Company will provide additional information to shareholders of the Company regarding the BeMetals Option Agreement in either a Schedule 14A proxy circular or a Schedule 14C information statement to be prepared in connection with obtaining the required shareholder approval to the BeMetals Option Agreement.  There is no assurance that the transactions contemplated under the BeMetals Option Agreement will be completed.

Off Balance-Sheet Arrangements:

During the year ended December 31, 2018 and 2017, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

d)Investments. In a joint venture where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of non-controlling interest.  In determining whether significant influences exist, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheets at December 31, 2018 and 2017	24

Consolidated Statements of Operations
for the years ended December 31, 2018 and 2017	25

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017	26

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended
December 31, 2018 and 2017	27

Notes to Consolidated Financial Statements	28 - 36

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Thunder Mountain Gold, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/DeCoria, Maichel & Teague, P.S./

DeCoria, Maichel & Teague, P.S.

We have served as the Company's independent auditor since 2005.

Spokane, Washington

March 26, 2019

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets
December 31, 2018 and December 31, 2017
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$ 3,710	$ 36,454
Prepaid expenses and other assets	29,425	28,473
Total current assets	33,135	64,927

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $124,384 and $75,959, respectively	58,221	106,646
Total property and equipment	338,554	386,979

Mineral interests (Note 3)	479,477	479,477

Total assets	$ 851,166	$ 931,383

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$ 138,092	$ 92,311
Accrued related party liability (Note 5)	241,685	181,313
Accrued interest payable to related parties (Note 5)	52,787	36,949
Deferred compensation (Note 6)	1,041,500	871,500
Related parties notes payable, net of discount (Note 5)	126,576	217,688
Total current liabilities	1,600,640	1,399,761

Accrued reclamation costs	65,000	65,000

Total liabilities	1,665,640	1,464,761

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 57,645,579 and 55,095,579, respectively shares issued and outstanding	57,646	55,096
Additional paid-in capital	5,811,988	5,457,538
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(6,833,610)	(6,195,923)
Total Thunder Mountain Gold, Inc stockholders' equity (deficit)	(988,176)	(707,489)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,702	174,111
Total stockholders' equity (deficit)	(814,474)	(533,378)
Total liabilities and stockholders' equity (deficit)	$ 851,166	$ 931,383

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations

	Years Ended
	December 31,
	2018	2017
Operating expenses:
Exploration	$ 205,814	$ 193,067
Legal and accounting	117,802	63,393
Management and administrative	235,752	360,464
Loss on sale of equipment	-	1,021
Depreciation	48,425	70,251
Total operating expenses	607,793	688,196

Other income (expense):
Interest expense, related parties	(28,739)	(23,672)
Miscellaneous income	4,298	1,200
Foreign currency exchange gain (loss)	(453)	(40)
Total other income (expense)	(24,894)	(22,512)
Net Loss	(632,687)	(710,708)
Net Income – noncontrolling interest in Owyhee Gold Trust	5,000	409
Net Loss – Thunder Mountain Gold, Inc.	$ (637,687)	$ (711,117)

Net Loss per common share-basic and diluted	$ (0.01)	$ (0.01)

Weighted average common shares outstanding-basic and diluted	57,208,045	54,868,182

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows
	Years Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(632,687)	$(710,708)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	48,425	70,251
Loss on sale of equipment	-	1,021
Stock options issued for services	-	53,557
Amortization of related party notes payable discount	8,889	4,445
Change in:
Prepaid expenses and other assets	(952)	5,430
Accounts payable and other accrued liabilities	45,781	5,498
Accrued related party liability	60,372	-
Accrued interest payable to related parties	19,849	19,226
Deferred compensation	170,000	303,000
Net cash used by operating activities	(280,323)	(248,280)

Cash flows from investing activities:
Proceeds from sale of equipment	-	41,000
Net cash provided by investing activities	-	41,000

Cash flows from financing activities:
Proceeds from sale of common stock	252,988	-
Proceeds from exercise of common stock options	-	20,550
Distribution to noncontrolling interest	(5,409)	(5,000)
Borrowing on related parties notes payable	-	120,000
Net cash provided by financing activities	247,579	135,550

Net increase (decrease) in cash and cash equivalents	(32,744)	(71,730)
Cash and cash equivalents, beginning of year	36,454	108,184
Cash and cash equivalents, end of year	$ 3,710	$ 36,454

Noncash financing and investing activities:
Common stock and warrants issued for payment of related parties notes payable and accrued interest	$ 104,012	$ -
Stock options exercised in satisfaction of related parties notes payable	-	20,000
Beneficial conversion feature on related party convertible notes payable	-	13,333

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the years ended December 31, 2018 and 2017

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest in OGT	Total
	Shares	Amount

Balances at December 31, 2016	54,680,579	$54,681	$5,350,513	$ (24,200)	$ (5,484,806)	178,702	$ 74,890

Shares issued for exercise of stock options	415,000	415	40,135	-	-	-	40,550
Stock options issued for services	-	-	53,557	-	-	-	53,557
Beneficial conversion feature on related party note payable	-	-	13,333	-	-	-	13,333
Distribution to noncontrolling interest	-	-	-	-	-	(5,000)	(5,000)
Net income (loss)	-	-	-	-	(711,117)	409	(710,708)
Balances at December 31, 2017	55,095,579	$ 55,096	$ 5,457,538	$(24,200)	$ (6,195,923)	$ 174,111	$ (533,378)

Shares and warrants issued for cash	1,807,057	1,807	251,181	-	-	-	252,988
Shares and warrants issued for payment of related parties notes payable and accrued interest	742,943	743	103,269				104,012
Distribution to noncontrolling interest	-	-	-	-	-	(5,409)	(5,409)
Net income (loss)	-	-	-	-	(637,687)	5,000	(632,687)

Balances at December 31, 2018	57,645,579	$ 57,646	$ 5,811,988	$(24,200)	$ (6,833,610)	$ 173,702	$ (814,474)

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has historically incurred losses and does not have sufficient cash at December 31, 2018 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds.

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from Thunder Mountain Resources, Inc. (“TMRI”), both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. This agreement requires payments to the Company of $850,000 over its term. In the event that BeMetals decides not to proceed with the South Mountain Project following, BeMetals will not be obligated to make any additional payments.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company; its wholly owned subsidiaries, Thunder Mountain Resources, Inc. (“TMRI”) and South Mountain Mines, Inc. (“SMMI”); and a company in which the Company has majority control, Owyhee Gold Trust, LLC (“OGT”).   Intercompany accounts are eliminated in consolidation.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including options and warrants to purchase the Company’s common stock.  As of December 31, 2018, and 2017, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

For year ended December 31,	2018	2017
Stock options	3,710,000	4,700,000
Warrants	1,275,000	666,667
Total possible dilution	4,985,000	5,366,667

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

OGT’s financial information is included 100% in the Company’s consolidated financial statements and reflects its minority member’s non-controlling interest.   Changes in the non-controlling interest equity balance is as follows:

	Years Ended December 31,
	2018	2017
Balance at beginning of period	$174,111	$178,702
Distribution to non-controlling interest	(5,409)	(5,000)
Net income (loss) attributable to noncontrolling interest	5,000	409
Balance at end of period	$173,702	$174,111

4.  Property and Equipment

The Company’s property and equipment are as follows:

	December 31, 2018	December 31, 2017
Vehicles	$22,441	$22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(124,384)	(75,959)
	58,221	106,646
Land	280,333	280,333
Total Property and Equipment	$338,554	$386,979

5.  Related Parties Notes Payable

At both December 31, 2018 and December 31, 2017, the Company had notes payable balances of $56,768 and $69,808 with Eric Jones, the Company’s President and Chief Executive Officer and Jim Collard, the Company’s Vice President and Chief Operating Officer, respectively.  These notes, as amended, are due December 31, 2019.

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

During the years ended December 31, 2018 and 2017, the Company recognized a total of $28,739 and $23,672 respectively, in interest expense for the notes discussed above.   Accrued interest payable was $52,787 and $36,949 at December 31, 2018 and 2017, respectively.

6.Related Party Transactions

In addition to the related parties notes payable discussed in Note 5, the Company had the following related party transactions.

Three of the Company’s officers had been deferring compensation for services. The officers’ balances at December 31, 2018 are as follows:  Eric Jones, President and Chief Executive Officer - $420,000 (December 31, 2017 – $350,000), Jim Collord, Vice President and Chief Operating Officer - $420,000 (December 31, 2017 – $350,000), and Larry Thackery, Chief Financial Officer - $201,500 (December 31, 2017 – $171,500). On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project.

The Company engages Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services. During the year ended December 31, 2018, the Company incurred $65,530 in legal expense with Mr. Baird. There was no expense for the comparable periods in 2017.  At December 31, 2018 and December 31, 2017, the balance due to Baird was $241,685 and $181,313, respectively.

On December 18, 2018, Eric Jones advanced funds to the Company for operating expenses in the amount of $10,000, and during 2017 advanced the company $10,971. The balance of Mr. Jones’ advances at December 31, 2018 was $20,971 and is included in accounts payable and other accrued liabilities on the consolidated balance sheet. At December 31, 2018 and December 31, 2017, the Company has a payable to Jim Collord of $33,167 and $30,978, respectively, attributed to reimbursement of expenses for South Mountain Project.   The balance is included in accounts payable and other accrued liabilities on the consolidated balance sheet.

7. Stockholders’ Equity

The Company’s common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.

On February 20, 2018, the Board of Directors approved a Private Placement financing of up to $750,000 from the sale of equity units at a price of $0.14 per unit.  Each unit consisted of one share of the Company’s common stock and one-half of one common share purchase warrant.  Each whole warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $0.20 for a period of 12 months. On April 27, 2018 the Company closed its Private Placement. The Company sold Units representing a total of 2,550,000 shares of common stock and 1,275,000 common stock purchase warrants for total proceeds of $357,000.    Of this amount, $252,988 was received in cash and $104,012 was in exchange for retirement of Mr. Beckman’s convertible note payable and related accrued interest payable.   See Note 5.

At December 31, 2018, the Company has outstanding warrants for 1,275,000 shares of common stock with an exercise price of $0.20 that expires in 2019.   There were no outstanding warrants at December 31, 2017.

8.Stock Options

In March 2017, the Company granted 600,000 stock options to three directors of the Company. The options are exercisable on or before March 31, 2022 at a price of $0.10 for 200,000 shares, and at a price of $0.09 for the remaining 400,000 shares.  The fair value of the options was determined to be $53,557 using the Black Scholes model.  The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the three and nine months ended December 31, 2017.

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

In 2017, the fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

Number of Options	600,000
Stock price	$0.09 - $0.10
Exercise price	$0.09 - $0.10
Expected volatility	235.5%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	1.96%

The following is a summary of the Company’s options issued under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2016	4,515,000	$0.08
Granted	600,000	0.09
Exercised	(415,000)	0.10
Outstanding and exercisable at December 31, 2017	4,700,000	0.09
Granted	-	-
Expired	(990,000)	(0.07)
Outstanding and exercisable at December 31, 2018	3,710,000	$0.09

The average remaining contractual term of the options outstanding and exercisable at December 31, 2018 was 2.24 years.  As of December 31, 2018, options outstanding and exercisable had an aggregate intrinsic value of approximately $28,800 based on the Company’s stock price of $0.09.

9. Income Taxes

The Company did not recognize a tax provision or benefit for the years ended December 31, 2018 and 2017 due to ongoing net losses.  At December 31, 2018 and 2017, the Company had net deferred tax assets which were fully reserved by valuation allowances due to the likelihood of expiration of these deferred tax benefits.

At December 31, 2018 and 2017, net deferred tax assets were calculated based on expected blended future tax rates of 27% and 38%, respectively, including both federal and Idaho state components.  Significant components of net deferred tax assets at December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$ 1,935,200	$ 1,836,000
Share-based compensation	59,500	59,000
Deferred salaries	278,000	232,600
Exploration costs	89,700	67,000
	2,362,400	2,194,600
Deferred tax liabilities:
Investment in OGT LLC	(146,500)	(146,000)
Net deferred tax assets	2,215,900	2,048,600
Less valuation allowance	(2,215,900)	(2,048,600)
Net deferred tax asset	$ -	$ -

As of December 31, 2018, the Company has approximately $7.2 million of federal and state net operating loss carryforwards, approximately $6.7 million of which will expire between 2028 through 2036.  The remaining balance of approximately $0.5 million will never expire but whose utilization is limited to 80% of taxable income in any future year.

The income tax benefit shown in the financial statements for the years ended December 31, 2018 and 2017 differs from the federal statutory rate as follows:

	2018		2017
(Provision) benefit at statutory rates	$ 132,900	21.0%	$ 249,000	35.0%
State taxes	7,500	1.2	34,100	4.8
Miscellaneous permanent differences	500	0.1	600	0.1
Change in prior year estimates	26,400	4.1	-	-
Impact of change in tax rates	-	-	(882,400)	(124.2)
Change in valuation allowance	(167,300)	(26.4)	598,700	84.2
Total	$ -	- %	$ -	- %

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "Act") resulting in significant modifications to existing law. The Company completed the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company did not incur any income tax benefit or provision for the year ended December 31, 2017 as a result of the changes to tax laws and tax rates under the Act. The Company’s net deferred tax asset was reduced by $882,400 during the year ended December 31, 2017, which consisted primarily of the re-measurement of federal deferred tax assets and liabilities from the previous rate of 35% to the newly enacted rate of 21%.

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized.  The Company is subject to possible tax examinations for the years 2014 through 2018.  Prior year tax attributes could be adjusted by taxing authorities.  If applicable, the Company will deduct interest and penalties as interest expense on the financial statements.

10.  Subsequent Events

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp., a British Columbia corporation (“BeMetals”), and BeMetals USA Corp., a Delaware corporation (“BMET USA”), a wholly owned subsidiary of BeMetals.   Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. BeMetals will issue 10 million BMET common shares (Consideration Shares) to TMRI. BeMetals will also purchase of 2.5 million shares of the Company’s common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, on a private placement. BeMetals will make cash payments of $850,000 over the 24 months of the agreement and another $250,000 upon exercise of the Option Agreement. The exercise of the Option Agreement price can be paid in combination with cash and BeMetals common shares.  The calculation of the purchase price is an amount equal to the lesser of 50% of the market capitalization of BeMetals at the time, and the greater of either $10 million; or 20% the net present value of the South Mountain Project as calculated in a PEA that BMET will complete on the Project.

Payment may be satisfied by through the delivery of BMET common shares (Consideration Shares), a cash payment or a combination of Consideration Shares and cash. The BMET common shares will be issued at a deemed value based on the 5-day VWAP of Consideration Shares immediately prior to the date that BMET USA gives notice of its intention to exercise the option.

Payment(s) may be accelerated to exercise the Option Agreement, and restrictions will exist on resale of BeMetals common shares. The Company will not be granted any anti-dilution rights in respect of the Consideration Shares. The Company will provide additional information to shareholders of the Company regarding the BeMetals Option Agreement in either a Schedule 14A proxy circular or a Schedule 14C information statement to be prepared in connection with obtaining the required shareholder approval to the BeMetals Option Agreement.  There is no assurance that the transactions contemplated under the BeMetals Option Agreement will be completed. On March 4, 2019 the Company received shareholder approval of the Option Agreement meeting the precedent condition for the Tranche 1 payment.   On March 5, 2019, the Company received $100,000 from BeMetals.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2018, there were no changes in independent audit firms or consulting firms who provide accounting assistance.

During the year ended December 31, 2018, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2018, based on these criteria.

Changes in internal controls over financial reporting

During the quarter ended December 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section sets forth certain information with respect to the Company’s current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2017.

Directors and Executive Officers:

Name	Age	Office with the Company	Appointed to Office
Eric T. Jones	56	President, Chief Executive Officer, Director	March, 2006
E. James Collord	72	Vice-President, Chief Operating Officer	Since 1978
Paul Beckman	65	Director	February 2017
Ralph Noyes	71	Director	May 2016
Douglas J. Glaspey	66	Director	June 2008
Joseph H. Baird	64	Director	January, 2014
Larry D. Kornze	68	Director	January 2013
James A. Sabala	64	Director	October 2016
Larry Thackery	60	CFO	January 2013

Background and experience:

Eric T. Jones – President and Chief Executive Officer - has over 30 years of mining, and financial experience, with a B.S. in Geological Engineering from the University of Idaho.  Mr. Jones joined the Board of Thunder Mountain Gold in 2006, and the Board appointed him to the position of Secretary/Treasurer in 2007.  In February 2008, Mr. Jones joined the management of Thunder Mountain Gold, Inc. as Chief Financial Officer, and Vice President of Investor Relations. In 2011 Mr. Jones was appointed President and Chief Executive Officer. Mr. Jones was General Mine Manager at Dakota Mining`s Stibnite Mine gold heap leach operation in central Idaho.  He has held management positions for Hecla Mining at their Yellow Pine Mine, Stibnite, Idaho, and Environmental Manager at their Rosebud Mine, Lovelock, Nevada.  Prior to working with Hecla, Eric was the mine engineer at the Cactus Gold Mine in southern California and has worked throughout the western U.S. in both precious metals and oil and gas exploration.

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

Douglas J. Glaspey was formerly President, Chief Operating Officer and a Director of U.S. Geothermal Inc. which was purchased in April 2018 Mr. Glaspey has 38 years of operating and management experience with experience in production management, planning and directing resource exploration programs, preparing feasibility studies and environmental permitting.  He was Sinter Plant Superintendent for ASARCO at the Glover Lead Smelter in Missouri, Chief Metallurgist at Earth Resources Company at the DeLamar Silver Mine in Idaho, Chief Metallurgist for Asamera Minerals at the Cannon Gold Mine in Washington, Project Manager for Atlanta Gold Corporation at the Atlanta Project in Idaho and Ramrod Gold Corporation in Nevada.  He formed and served as an executive officer of several private resource companies in the U.S., including Drumlummon Gold Mines Corporation and Black Diamond Corporation.  He founded U.S. Cobalt Inc. in l998 and took the company public on the TSX Venture Exchange in March 2000. In December 2003, he led a Reverse Take Over and transformed the company to U.S. Geothermal Inc. changing the business from mineral exploration to geothermal development.  US Geothermal was traded on the NYSE MKT exchange.  He holds a BS degree in Mineral Processing Engineering and an Associate of Science in Engineering Science.

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

Directorships in reporting companies:

James Sabala is the only director of the Registrant that is a director of another corporation subject to the requirements of Section 12 or Section 15(d) of the Exchange Act of 1934.

Significant Employees:

Three of the Company’s officers had been deferring compensation for services. The officer’s balances at December 31, 2018 are as follows:  Eric Jones, President and Chief Executive Officer - $420,000 (December 31, 2017 – $350,000), Jim Collord, Vice President and Chief Operating Officer - $420,000 (December 31, 2017 – $350,000), and Larry Thackery, Chief Financial Officer - $201,500 (December 31, 2017 – $171,500). On July 31, 2018 the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project.

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

Compensation Committee:

The Purpose of the Compensation Committee is to conduct an annual review to determine whether the Company’s executive compensation program is meeting the goals and objectives set by the Board of Directors. The Compensation Committee recommends for approval by the Board of Directors the compensation for the Chief Executive Officer and directors, including salaries, incentive compensation levels and stock awards, and reviews and approves compensation proposals made for the other executive officers.  During Fiscal 2018, The Compensation Committee consists of the following members: Doug Glaspey and Ralph Noyes. Mr. Glaspey was appointed as Chair of the Compensation Committee.  The Board first appointed the Compensation Committee in May of 2012 and met once in 2018.

Special Committee:

The Purpose of the Special Committee is to review and analyze the issues pertaining to potential strategic alternatives for Thunder Mountain Gold Inc. and its subsidiary(ies) (together, the “Company”), which analysis should include, but not be limited to, the advantages and disadvantages of any strategic alternatives available to the Company, and the appropriateness and form of any consideration in relation to the Company’s stockholders in connection with any proposed transaction which should also be considered. The Special Committee directs the Company management to take any actions on the part of the Company, in addition to those normally undertaken by management (such as instructions to the professional advisers of the Company), if the Committee considers that such actions are necessary or advisable. The Committee, appointed by the Board, is comprised of three independent directors; Jim Sabala (Chairman), Ralph Noyes, and Paul Beckman. Each member meets the independence requirements of the relevant securities exchanges and regulatory agencies as may apply from time to time and is independent of management and free from any relationship that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment as a committee member.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the Directors’ duties associated with the Company's business. There are currently no other compensation arrangements for the Company’s Directors. The following table provides certain summary information for the fiscal year ended December 31, 2018, 2017, 2016, 2015, 2014 and 2013 concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers, including the Directors of the Company:

						Incentive	Deferred	All Other
				Stock	Option	Plan	Compensation	Compensation/
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Directors Fee	Total
Position	Year	($US)	($US)	($US)	($US)	($US)	($US)	($US)	($US)
Jim Collord,	2018	70,000			-				$ 70,000
V.P./COO	2017	120,000							$ 120,000
	2016	120,000			50,000				$ 170,000
	2015	110,000			9,000				$ 119,000
	2013	36,510	-	18,000	-	-	-	-	$ 54,510

Eric T. Jones	2018	70,000			-				$ 70,000
President/CEO	2017	120,000			-				$ 120,000
	2016	120,000			50,000				$ 170,000
	2015	110,000			9,000				$ 119,000
	2013	29,966	-	18,000	-	-	-	-	$ 47,966

Paul Beckman	2017	-	-	-	20,000	-	-	-	$ 20,000
Director

Larry Thackery	2018	42,000			-				$ 42,000
CFO	2017	72,000			-				$ 72,000
	2016	72,000			30,000				$ 102,000
	2015	54,000	-	-	2,400	-	-	-	$ 56,400

Doug Glaspey	2017				-				-
Director	2016				20.000				$ 20,000
	2015				5,700				$ 5,700
	2013	-	-	9,000	-	-	-	-	$ 9,000

Edward Fields	2016				20,000				$ 20,000
Director/Advisor	2015				5,700				$ 5,700
	2013	-	-	9,000	-	-	-	-	$ 9,000

Larry Kornze	2017				-				-
Director	2016				20,000				$ 20,000
	2015				4,800				$ 4,800
	2013	-	-	9,000	-	-	-	-	$ 9,000

Joseph Baird	2017				-				-
Director	2016				25,000				$ 25,000
	2015	-	-	-	9,000	-	-	-	$ 9,000
	2014	-	-	9,000	-	-	-	-	$ 9,000

Ralph Noyes	2017				-				-
Director	2016				15,000				$ 15,000
	2015	-	-	-	6,000	-	-	-	$ 6,000

James A. Sabala	2017	-	-	-	22,500	-	-		$ 22,500
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

Long-term Incentives:

On July 17, 2011, the shareholders approved a Stock Incentive Plan (the “SIP”). The SIP was again approved by the Shareholders on January 20, 2015, and April 25, 2017. The SIP will be administered by the Compensation Committee or Board of Directors and provides for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock awards, and incentive awards to eligible individuals including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

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

Employment Contracts:

During 2018, there were three Company employees - Eric Jones, Jim Collord, and Larry Thackery.  They were employed per resolution of the Board and other than a monthly salary, plus normal burden, there are no other contractual understandings in the resolutions.  Each is reimbursed for the use of personal office equipment and phones, and Jim and Eric are reimbursed for health insurance and related costs up to a set maximum amount, when the Company is financially able to cover the reimbursements.

Share-Based Payments:

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

The Company did not grant any stock options in the year ended December 31, 2018.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2018, by:

•the Company’s named executive officers;

•the Company’s directors;

•all of the Company’s executive officers and directors as a group; and each person who is known to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class(1)	Amount Stock Option Ownership	Percent of Stock Options
Directors and Executive Officers
E. James Collord – VP/COO/Dir	2,260,705(2)(3)	3.96%	650,000	17.52%
Eric T. Jones – President/CEO/Dir	2,330,000(2)	4.08%	650,000	17.52%
Paul Beckman - Dir	9,825,000(4)	17.19%	-	0.00%
Doug Glaspey - Dir	150,000(2)	0.26%	295,000	7.95%
Larry D. Kornze - Dir	-	-	280,000	7.55%
James A. Sabala - Dir	-	-	250,000	6.74%
Joseph H. Baird - Dir	2,000,000(2)	3.50%	400,000	10.78%
Ralph Noyes - Dir	-	-	400,000	10.78%
Larry Thackery - CFO	290,000(2)	0.51%	200,000	5.39%
All current executive officers and directors as a group	16,855,705	29.50%	3,125,000	84.23%

(1) Based on 57,645,579 shares of common stock issued and outstanding as of December 31, 2018.

(2) Sole voting and investment power.

(3) Includes 50,000 shares held in trust for Mr. Collord’s son, Jerritt Collord.

(4) Includes 5,000,000 shares held in P & F Development, a Private Company.

As of December 31, 2018, the number of shares of common stock that can be sold by officers, directors, principal shareholders, and others pursuant to Rule 144 was 57,645,579. As a condition to our listing on the TSX-V in 2010, our officers and directors were required to deposit their common stock totaling 4,799,239 shares, into an escrow account with Computershare Investor Services, Inc. Those escrowed shares were subject to the TSX-V’s Tier 1 escrow requirement at that time. Those requirements provide for an 18-month escrow release mechanism with 25% of the escrowed securities being released on September 24, 2010 (the date our common shares commenced trading on the TSX-V), and 25% of the escrowed securities to be released every 6 months thereafter.  As of December 31, 2018, all of the escrowed shares have been released back to the officers and directors.

Changes in Control:

The Board of Directors is aware of no circumstances which may result in a change of control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others:

During the year ended December 31, 2017, we had the following transactions with related parties:

On June 21, 2017, the Company originated a short-term promissory note payable to a Director of the Company, Paul Beckman. The note had a principal amount of $20,000 with simple interest calculated at 1% per month. On July 19, 2017, Mr. Beckman exercised stock options for 275,000 shares of common stock for total consideration of $28,275 which was in the form of the balance due on his note and interest expense of $20,000 and $125, respectively, and $8,150 in cash.

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

During the year ended December 31, 2018, we had the following transactions with related parties:

Three of the Company’s officers had been deferring compensation for services. The officer’s balances at December 31, 2018 are as follows:  Eric Jones, President and Chief Executive Officer - $420,000 (December 31, 2017 – $350,000), Jim Collord, Vice President and Chief Operating Officer - $420,000 (December 31, 2017 – $350,000), and Larry Thackery, Chief Financial Officer - $201,500 (December 31, 2017 – $171,500). On July 31, 2018 the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project.

The Company engages Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services. During the year ended December 31, 2018, the Company incurred $65,530 in legal expense with Mr. Baird. There was no expense for the comparable periods in 2017.  At December 31, 2018 and December 31, 2017, the balance due to Baird was $241,685 and $181,313, respectively.

On December 18, 2018 Eric Jones advanced funds to the Company for operating expenses in the amount of $10,000. The balance of Mr. Jones’ advances at December 31, 2018 was $20,971 and is included in accounts payable and other accrued liabilities on the consolidated balance sheet.

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

Director Independence

On December 31, 2018 Douglas Glaspey, Larry Kornze, James A. Sabala, Ralph Noyes, and Paul Beckman are independent Members of the Board of Thunder Mountain Gold Inc.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2018, as provided by DeCoria, Maichel and Teague, P.S. We expect that DeCoria, Maichel and Teague, P.S. will serve as our auditors for fiscal year 2019. DM-T has served as an independent auditor for the Corporation since the fiscal year ended December 31, 2005. This firm is experienced in the field of accounting and is well qualified to act in the capacity of auditors.

Year Ended	December 31, 2018	December 31, 2017
Audit fees (1)	$36,764	$39,030
Audit-related fees (2)	-	1,608
Tax fees (3)	8,240	9,895
All other fees (4)	-	40
Total Fees	$45,004	$50,573

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
101**

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and (v) Notes to Financial Statements

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

Date: April 1, 2019

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

      /s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date: April 1, 2019