Form 10-Q
period 2019-03-31
THUNDER MOUNTAIN GOLD INC
filed 2019-05-15
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at April 27, 2019:  57,633,879

2

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION3

Item 1 – Financial Statements3

Item 2.  Management's Discussion and Analysis or Plan of Operation15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk25

Item 4.  Controls and Procedures25

PART II – OTHER INFORMATION26

Item 1.  Legal Proceedings.26

Item 1A. Risk Factors.26

Not required for smaller reporting companies.26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.26

Item 3.  Defaults Upon Senior Securities.26

Item 4.  Mine Safety Disclosures26

Item 5.  Other Information26

Item 6.  Exhibits27

SIGNATURES28

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Thunder Mountain Gold, Inc. Consolidated Balance Sheets (Unaudited) March 31, 2019 and December 31, 2018
	March 31, 2019	December 31, 2018
ASSETS

Current assets:
Cash and cash equivalents	$ 289	$ 3,710
Prepaid expenses and other assets	15,394	29,425
Total current assets	15,683	33,135

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $132,464 and $124,384, respectively	50,141	58,221
Total property and equipment	330,474	338,554

Mineral interests (Note 3)	379,477	479,477

Total assets	$ 725,634	$ 851,166

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$ 162,407	$ 138,092
Accrued related party liability (Note 5)	241,685	241,685
Accrued interest payable to related parties (Note 5)	57,921	52,787
Deferred officer compensation (Note 6)	1,041,500	1,041,500
Related parties notes payable, net of discount (Note 5)	146,576	126,576
Total current liabilities	1,650,089	1,600,640

Accrued reclamation costs	65,000	65,000

Total liabilities	1,715,089	1,665,640

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 57,645,579 shares issued and outstanding	57,646	57,646
Additional paid-in capital	5,929,076	5,811,988
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(7,125,679)	(6,833,610)
Total Thunder Mountain Gold, Inc stockholders' equity (deficit)	(1,163,157)	(988,176)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,702	173,702
Total stockholders' equity (deficit)	(989,455)	(814,474)
Total liabilities and stockholders' equity (deficit)	$ 725,634	$ 851,166

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating expenses:
Exploration	$ 8,617	$ 57,616
Legal and accounting	89,011	27,561
Management and administrative	181,227	91,127
Depreciation	8,080	12,608
Total operating expenses	286,935	188,912

Other income (expense):
Interest expense, related parties	(5,133)	(15,097)
Miscellaneous income	-	703
Foreign currency exchange gain (loss)	(1)	-
Total other income (expense)	(5,134)	(14,394)
Net Loss	(292,069)	(203,306)
Net Income – noncontrolling interest in Owyhee Gold Trust	-	-
Net Loss – Thunder Mountain Gold, Inc.	$ (292,069)	$ (203,306)

Net Loss per common share-basic and diluted	$ (0.01)	$ Nil

Weighted average common shares outstanding-basic and diluted	57,645,579	55,932,246

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(292,069)	$(203,306)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	8,080	12,608
Stock based compensation	117,088	-
Amortization of related party notes payable discount	-	8,888
Change in:
Prepaid expenses and other assets	14,031	(8,730)
Accounts payable and other accrued liabilities	24,315	12,588
Accrued interest payable to related parties	5,134	6,209
Deferred officer compensation	-	78,000
Net cash used by operating activities	(123,421)	(93,743)

Cash flows from investing activities:
Proceeds from mineral interest	100,000	-
Net cash provided by investing activities	100,000	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	182,988
Distribution to noncontrolling interest	-	(421)
Borrowing on related parties notes payable	20,000	-
Net cash provided by financing activities	20,000	182,567

Net increase (decrease) in cash and cash equivalents	(3,421)	88,824
Cash and cash equivalents, beginning of period	3,710	36,454
Cash and cash equivalents, end of period	$ 289	$ 125,278

Noncash financing and investing activities:
Common stock issued for payment of related party note payable and accrued interest payable	-	$ 104,012

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the periods ended March 31, 2019 and March 31, 2018

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest in OGT	Total
	Shares	Amount

Balances at January 1, 2018	55,095,579	$ 55,096	$ 5,457,538	$(24,200)	$ (6,195,923)	$ 174,111	$ (533,378)

Shares and warrants issued for cash	1,307,057	1,307	181,681	-	-	-	182,988
Shares and warrants issued for payment of related parties notes payable and accrued interest	742,943	743	103,269				104,012
Distribution to noncontrolling interest	-	-	-	-	-	(421)	(421)
Net income (loss)	-	-	-	-	(203,306)		(203,306)
Balances at March 31, 2018	57,145,579	$ 57,146	$ 5,742,488	$(24,200)	$ (6,399,229)	$ 173,690	$ (450,105)

Balances at January 1, 2019	57,645,579	$ 57,646	$ 5,811,988	$(24,200)	$ (6,833,610)	$ 173,702	$ (814,474)
Stock based compensation	-	-	117,088	-	-	-	117,088
Net income (loss)	-	-	-	-	(292,069)	-	(292,069)

Balances at March 31, 2019	57,645,579	$ 57,646	$ 5,929,076	$(24,200)	$ (7,125,679)	$ 173,702	$ (989,455)

The accompanying notes are an integral part of these consolidated financial statements.

1. Summary of Significant Accounting Policies and Business Operations

Business Operations

Thunder Mountain Gold, Inc. (“Thunder Mountain”, “THMG”, or “the Company”) was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc.  In April 1978, the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders and changed its name to Thunder Mountain Gold, Inc., with the primary goal to further develop their holdings in the Thunder Mountain Mining District, located in Valley County, Idaho. Thunder Mountain Gold, Inc. takes its name from the Thunder Mountain Mining District, where its principal lode mining claims were located. For several years, the Company’s activities were restricted to maintaining its property position and exploration activities. During 2005, the Company sold its holdings in the Thunder Mountain Mining District. During 2007, the Company acquired the South Mountain Mines property in southwest Idaho and initiated exploration activities on that property, which continue today.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2018 as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has historically incurred losses and does not have sufficient cash at March 31, 2019 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. On April 9, 2019, Eric Jones, the Company’s President and Chief Executive Officer loaned the Company $30,000 in the form of a note payable with a monthly interest rate of 1.5%. Management is committed to funding the Company in anticipation of the BeMetals Tranche 2 completion date funding (see below). Management is confident that Tranche 2 funding will be completed on or before May 31, 2019 and committed to supporting the Company through short-term debt financing until that funding date.

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from Thunder Mountain Resources, Inc. (“TMRI”), both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. This agreement requires payments to the Company of $850,000 over its term. In the event that BeMetals decides not to proceed with the South Mountain Project following, BeMetals will not be obligated to make any additional payments.  See Note 3 for further information.

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

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842).  The update modified the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases.  The update was effective for fiscal years beginning after December 15, 2018, with early adoption permitted.  Adoption of this update as of January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07 Compensation - Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.  The update involves simplification of several aspects of accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include nonemployee awards.  The update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  Adoption of this update as of January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Updates to Become Effective in Future Periods

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820):  Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.  The update removes, modifies and makes additions to the disclosure requirements on fair value measurements.  The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted.  Management is evaluating the impact of this update on the Company’s fair value measurement disclosures.

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including options and warrants to purchase the Company’s common stock.  As of March 31, 2019, and 2018, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are:

For Quarter ended March 31,	2019	2018
Stock options	5,035,000	4,700,000
Warrants	250,000	1,025,000
Total possible dilution	5,285,000	5,725,000

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

The Company has 78 unpatented claims (1,600 acres) in the Trout Creek area and 21 unpatented claims in the South Mountain area. The claim fees are paid on these unpatented claims annually as follows:

Target Area	2019
Trout Creek -State of Nevada	$12,090
Trout Creek -Lander County	940
South Mountain-State of Idaho	3,255
Total	$16,285

3.    South Mountain Project

BeMetals Option Agreement:

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp., a British Columbia corporation (“BeMetals”), and BeMetals USA Corp., a Delaware corporation (“BMET USA”), a wholly owned subsidiary of BeMetals.   Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. SMMI is the Company’s subsidiary that holds the Company’s investment in the South Mountain project mineral interest.   The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm.

Pursuant to the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the outstanding shares of SMMI from TMRI if the following obligations are satisfied:

•Tranche 1: cash payment of $100,000 to TMRI within 1 business day of delivery of voting support agreements from shareholders of THMG who hold or control shares carrying more than 50% of the voting rights attached to all outstanding THMG Shares.  Payment was received on March 5, 2019 and is nonrefundable.

•Tranche 2: within 3 business days following satisfaction of the Tranche 2 conditions (as defined and described below - the "Tranche 2 Completion Date"):

•issuance of 10 million common shares in the capital of BMET USA to TMRI; and

•BMET USA purchase of 2.5 million shares of THMG common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, on a private placement basis.

•Tranche 3: cash payment of $250,000 on or before the 6-month anniversary of the Tranche 2.

•Tranche 4: cash payment of $250,000 on or before the 12-month anniversary of the Tranche 2.

•Tranche 5: cash payment of $250,000 on or before the 18-month anniversary of the Tranche 2.

•Tranche 6: cash payment of $250,000 plus an additional payment paid in in cash, BMET USA common shares or a combination of both.  The calculation of the additional payment is an amount equal to the lesser of 50% of the market capitalization of BeMetals at the time, and the greater of either $10 million; or 20% the net present value of the South Mountain Project as calculated in a PEA.

The “Tranche 2 Completion Date” as defined by the Option Agreement is subject to a number of conditions precedent, including, among other things:

•all requisite consents and regulatory approvals, including Exchange Approval;

•approval of the shareholders of THMG which has been received from 53.24% of shareholders holding or controlling the issued and outstanding shares of the Company as of February 28, 2019;

•delivery by THMG of a title opinion in respect of the South Mountain Project (including opinions relating to OGT, SMMI's ownership interest in OGT and TMRI ownership of SMMI Shares) (the "Title Opinion"), and related corporate legal opinions (met as of May 1, 2019);

•delivery by THMG of an updated technical report in respect of the South Mountain Project, re-addressed to SMMI and BMET USA and with such amendments as required to satisfy Exchange requirements (met as of May 6, 2019); and

•entry into the management contracts as defined by the Option Agreement (met as of May 13, 2019).

If the Tranche 2 Conditions Precedent are not satisfied (or waived) by May 31, 2019, either party may terminate the Option Agreement.  The parties may extend the Outside Date by written agreement.

Payment(s) may be accelerated to exercise the Option Agreement, and restrictions will exist on resale of BeMetals common shares. The Company will not be granted any anti-dilution rights in respect of the shares. There is no assurance that the transactions contemplated under the BeMetals Option Agreement will be completed.

Amounts received by the Company under the agreement will be accounted for as a sale of mineral interest.  The Company received $100,000 under the agreement in the three months ended March 31, 2019 which was applied against the carrying value of the Company’s investment in the South Mountain project.  When and if payments received under the agreement exceed the carrying value of the Company’s investment, the excess amounts will be recognized as a gain in the statement of operations.

SMMI Joint Venture – OGT

The Company’s wholly-owned subsidiary SMMI is the sole manager of the South Mountain Project in its entirety through a separate Mining Lease with Option to Purchase (“Lease Option”) with the Company’s majority-owned subsidiary OGT.  The Lease Option includes a capped $5 million less net returns royalties paid through the date of exercise.  The Lease Option expires in November 2026.  If SMMI exercises the option, the option payment of $5 million less advance royalties will be distributed 100% by OGT to OGT’s minority member.  Under the Lease Option, SMMI pays an advance $5,000 net returns royalty to OGT annually on November 4 which is distributed to OGT’s minority member.

4.  Property and Equipment

The Company’s property and equipment are as follows:

	March 31, 2019	December 31, 2018
Vehicles	$22,441	$22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(132,464)	(124,384)
	50,141	58,221
Land	280,333	280,333
Total Property and Equipment	$330,474	$338,554

5.  Related Parties Notes Payable

At December 31, 2018, the Company had notes payable balances of $56,768 and $69,808 with Eric Jones, the Company’s President and Chief Executive Officer and Jim Collard, the Company’s Vice President and Chief Operating Officer, respectively.  These notes, as amended, bear interest at 1.0% to 2.0% per month and are due December 31, 2019. On February 14, 2019, Eric Jones loaned an additional $10,000 at an interest rate of 1.5% per month and payable in full on June 30, 2019 bringing his balance at March 31, 2019 to $66,768.

On May 9, 2019, Mr. Jones loaned an additional $30,000 at an interest rate of 1.5% per month and payable in full on June 30, 2019.

On January 18, 2019, the Company executed a promissory note payable with Paul Beckman, a director of the Company.  The amount of the note was $10,000 at an interest rate of 1.5% per month payable in full on June 30, 2019.

On October 25, 2017 the Company received $100,000 from Mr. Beckman under a convertible promissory note.  On February 26, 2018, Mr. Beckman participated in the Company’s Private Placement and acquired 1,000,000 Units for $140,000.  A portion of this amount was in exchange for retirement of Mr. Beckman’s convertible note payable of $100,000 and accrued interest payable of $4,012. After this transaction, the Company had no remaining obligation under the convertible note agreement with Mr. Beckman.

6.Related Party Transactions

In addition to the related parties notes payable discussed in Note 5, the Company had the following related party transactions.

Three of the Company’s officers have been deferring compensation for services. The officers’ balances at March 31, 2019 and December 31, 2018 are as follows:  Eric Jones, President and Chief Executive Officer - $420,000, Jim Collord, Vice President and Chief Operating Officer - $420,000, and Larry Thackery, Chief Financial Officer - $201,500.  On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project.

The Company engages Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services. During the year ended December 31, 2018, the Company incurred $65,530 in legal expense with Mr. Baird. There was no expense for the three-month period ended in 2019.  At both March 31, 2019 and December 31, 2018, the balance due to Baird was $241,685.

Since 2017, Eric Jones has advanced funds to the Company for operating expenses. The balance of Mr. Jones’ advances at March 31, 2019 and December 31, 2018 was $17,046 and $20,971, respectively; the balance is included in accounts payable and other accrued liabilities on the consolidated balance sheet. At March 31, 2019 and December 31, 2018, the Company has a payable to Jim Collord of $35,016 and $33,167, respectively, attributed to reimbursement of expenses for SMMI project.   The balance is included in accounts payable and other accrued liabilities on the consolidated balance sheet.

7. Stockholders’ Equity

The Company’s common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.

On February 20, 2018, the Board of Directors approved a Private Placement financing of up to $750,000 from the sale of equity units at a price of $0.14 per unit.  Each unit consisted of one share of the Company’s common stock and one-half of one common share purchase warrant.  Each whole warrant entitles the holder to purchase one additional share of common stock of the Company at a price of $0.20 for a period of 12 months. On April 27, 2018 the Company closed its Private Placement. The Company sold Units representing a total of 2,550,000 shares of common stock and 1,275,000 common stock purchase warrants for total proceeds of $357,000.    Of this amount, $252,988 was received in cash and $104,012 was in exchange for retirement of a convertible note payable and related accrued interest payable.   See Note 5.

At March 31, 2019 and December 31, 2018, the Company has outstanding warrants for 250,000 and 1,275,000, respectively shares of common stock with an exercise price of $0.20 that expires in 2019.    During the three month period ended March 31, 2019, no warrants were issued nor exercised and 1,025,000 warrants expired unexercised.

8.Stock Options

In March 2019, the Company granted 1,325,000 stock options to officers and directors of the Company. The options are exercisable on or before March 25, 2024 and have an exercise price of $0.09.  The fair value of the options was determined to be $117,088 using the Black Scholes model.  The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the three ended March 31, 2019.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

Number of Options	1,325,000
Stock price	$0.09
Exercise price	$0.09
Expected volatility	209.5%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	2.21%

The following is a summary of the Company’s options issued and outstanding under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2017	4,700,000	0.09
Granted	-	-
Expired	(990,000)	(0.07)
Outstanding and exercisable at December 31, 2018	3,710,000	$0.09
Granted	1,325,000	$0.09
Expired	-	-
Outstanding and exercisable at March 31, 2019	5,035,000	$0.09

The average remaining contractual term of the options outstanding and exercisable at March 31, 2019 was 2.78 years.  As of March 31, 2019, options outstanding and exercisable had an aggregate intrinsic value of approximately $19,200 based on the Company’s stock price of $0.09.

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

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp., a British Columbia corporation (“BeMetals”), and BeMetals USA Corp., a Delaware corporation (“BMET USA”), a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years, upon certain conditions extendable to three years, with BeMetals required to issue a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Upon Tranche 2, BeMetals will issue 10 million BMET common shares (Consideration Shares) to TMRI, and BeMetals will also purchase of 2.5 million shares of the Company’s common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, on a private placement. BeMetals will make cash payments of $1,100,000 over the 24 months of the Option Agreement. The first Tranche of $100,000 has been paid to the Company. There is no assurance that the transactions under the BeMetals Option Agreement will be completed.

The Company’s plan of operation for the next twelve months will be to provide support to BeMetals Corp. during their option period and help ensure that the South Mountain PEA is completed on schedule and within budget.

While South Mountain is the Company`s main focus, work to advance the Trout Creek Project will occur in 2019 as time and available capital allows.

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

Trout Creek Project, Lander County, Nevada

The Trout Creek project is a highly prospective gold exploration target located along the western flank of the Shoshone Mountain Range in the Reese River Valley in Lander County, Nevada. The claim package consists of 78 unpatented mining claims (approximately 1560 acres) that are situated along a recognizable structural zone in the Eureka-Battle Mountain mineralized gold trend.  Because the project is surrounded by Newmont Mining`s land package, Thunder Mountain struck a joint venture agreement with Newmont Mining on some of their adjoining mineral rights sections and aliquot parcels from 2011 thru 2016. On October 27, 2016 the Company terminated the exploration agreement with Newmont Mining Corporation to concentrate their efforts on the South Mountain Project.  The Company retained the 78-claim package by paying annual fees to BLM of $3,255 and Lander County $940 fees.

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

The Trout Creek target is anchored by a regional gravity anomaly on a well-defined northwest-southeast trending break in the alluvial fill thickness and underlying bedrock.  Previous geophysical work in the 1980s revealed an airborne magnetic anomaly associated with the same structure, and this was further verified and outlined in 2008 by

Company personnel, with consultation from Jim Wright – Wright Geophysics using a ground magnetometer. The target is covered by alluvial fan deposits of generally unknown thickness, shed from the adjacent Shoshone Range, a fault block mountain range composed of Paleozoic sediments of both upper and lower plate rocks of the Roberts Mountains thrust.

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

Employees

Three of the Company’s officers had been deferring compensation for services. At March 31, 2019, SMMI has deferred compensation of $1,041,500. These salaries were earned in accordance with the OGT LLC operating agreement. OGT management includes SMMI`s Eric T. Jones, Jim Collord, and Larry Thackery as officers of the Company.  On July 31, 2018 the Company stopped deferring compensation for the three Company officers

Results of Operations:

The Company recognized no revenues and had no production for the three months ending March 31, 2019. Total operating expenses for the three months ending March 31, 2019 of $286,935 increased from the same respective time period in 2018 by $98,023 or 52%. Exploration expenses for the three months ended March 31, 2019 decreased by $48,999 when compared to same period in 2018. This decrease can be attributed to the engagement of Hard Rock Consulting LLC to update the NI 43-101 in 2018. Legal and accounting costs increased in three-month period ended March 31, 2019 compared to 2018 by $61,450 for a total of $89,011.  This increase can be associated with legal expenses surrounding the BeMetals Option Agreement signed on February 27, 2019. Management and administrative expense increased by $90,100 or 99% principally due to stock options compensation of $117,088 issued to our officers and directors in March 2019.

Liquidity and Capital Resources:

The consolidated financial statements for the period ended March 31, 2019 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the period ended March 31, 2019, we did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

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

On April 9, 2019, Eric Jones, the Company’s President and Chief Executive Officer loaned the Company $30,000 in the form of a notes payable with a monthly interest rate of 1.5%. Management is committed to funding the Company in anticipation of the BeMetals Tranche 2 completion date funding. Management is confident that funding will be completed on or before May 31, 2019 and committed to supporting the Company through short-term debt financing until that funding date.

In addition to the BeMetals Corp. Option Agreement, we believe that the Company will be able to meet its financial obligations by the following:

•May 8, 2019, we had $165 cash in our bank accounts.

•Management and the Board are confident that BeMetals Option Agreement Tranche 2 funding will be completed on or before May 31, 2019.

•We do not include in this consideration any additional investment funds mentioned below. Management is committed to manage expenses of all types to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

The Company will also consider other sources of funding, including potential mergers and/or additional farm-out of its other exploration property.

For the quarter ended March 31, 2019, net cash used for operating activities was $123,421, consisting of net loss of $292,069 reduced by non-cash expenses and changes in current assets and current liabilities. Cash provided by investing and financing activities for quarter ended March 31, 2019 totaled $120,000 from the receipt of $100,000 received from BeMetals Corp and additional borrowings of $20,000.

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

Private Placement

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp., a British Columbia corporation (“BeMetals”), and BeMetals USA Corp., a Delaware corporation (“BMET USA”), a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BeMetals has agreed to purchase of 2.5 million shares of the Company’s common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, in a private placement. Use of proceeds are for general corporate working capital. This private placement has been approved by the TSX-V.

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

The offerings are believed exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(6) the Securities Act of 1933, as amended.  The securities offered, sold, and issued in connection with the private placement have not been or are not registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

Subsequent Events

On May 8, 2019, the Company filed a Pre 14C Information Statement with the U.S. SEC, regarding shareholder action taken by written consent in lieu of a meeting. The Information Statement is to inform shareholders of the adoption of resolutions by written consent of the holders of a majority of the voting interests of the Company`s issued and outstanding common stock, approving the BeMetals Option Agreement, including its exercise, by THMG to BeMetals Corp. and its wholly-owned subsidiaries, to acquire up to a 100% interest in the South Mountain Project through the common stock purchase of the Company`s wholly-owned subsidiary – South Mountain Mines Inc.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp., a British Columbia corporation (“BeMetals”), and BeMetals USA Corp., a Delaware corporation (“BMET USA”), a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, among other conditions, BeMetals will purchase of 2.5 million shares of the Company’s common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, in a private placement.  This private placement has been approved by the TSX-V.

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

During the three-month period ended March 31, 2019, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Consolidated Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

/s/ Eric T. Jones

By

Eric T. Jones

President and Chief Executive Officer

Date: May 14, 2019

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

/s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date; May 14, 2019