Form 10-Q
period 2019-06-30
THUNDER MOUNTAIN GOLD INC
filed 2019-08-14
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to  __________

Commission File Number:  001-08429

THUNDER MOUNTAIN GOLD, INC.

(Exact name of Registrant as specified in its charter)

Nevada	91-1031015
(State or other jurisdiction of incorporation or organization)	(IRS identification No.)

11770 W President Dr. STE F
Boise, Idaho	83713-8986
(Address of Principal Executive Offices)	(Zip Code)

(208) 658-1037
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	THMG THM	OTCQB TSX-V

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes☐  No

Indicate by check mark whether the Registrant is  ☐  a large accelerated filer, ☐  an accelerated file, ☒  a non-accelerated filer, ☒  a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act) or ☐ an emerging growth company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at August 13, 2019:  60,133,879

2

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION3

Item 1 Financial Statements3

Item 2.  Management's Discussion and Analysis or Plan of Operation16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk25

Item 4.  Controls and Procedures25

PART II – OTHER INFORMATION26

Item 1.  Legal Proceedings.26

Item 1A. Risk Factors.26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.26

Item 3.  Defaults Upon Senior Securities.26

Item 4.  Mine Safety Disclosures26

Item 5.  Other Information26

Item 6.  Exhibits26

SIGNATURES27

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Thunder Mountain Gold, Inc. Consolidated Balance Sheets (Unaudited) June 30, 2019 and December 31, 2018
	June 30, 2019	December 31, 2018
ASSETS

Current assets:
Cash and cash equivalents	$ 151,080	$ 3,710
Prepaid expenses and other assets	31,992	29,425
Total current assets	183,072	33,135

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $139,598 and $124,384, respectively	43,007	58,221
Total property and equipment	323,340	338,554

Investment in equity security, at fair value (Note 3)	1,833,149	-
Mineral interests (Note 3)	-	479,477
Total assets	$ 2,339,561	$ 851,166

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$ 119,487	$ 138,092
Accrued related party liability (Note 5)	241,685	241,685
Accrued interest payable to related parties (Note 5)	63,772	52,787
Deferred officer compensation (Note 6)	1,063,500	1,041,500
Related parties notes payable, (Note 5)	166,576	126,576
Total current liabilities	1,655,020	1,600,640

Accrued reclamation costs	65,000	65,000
Total liabilities	1,720,020	1,665,640

Commitments and Contingencies (Notes 2 and 3)
Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,145,579 and 57,645,579 shares issued and outstanding, respectively	60,146	57,646
Additional paid-in capital	6,176,576	5,811,988
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(5,766,683)	(6,833,610)
Total Thunder Mountain Gold, Inc stockholders' equity (deficit)	445,839	(988,176)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,702	173,702
Total stockholders' equity (deficit)	619,541	(814,474)
Total liabilities and stockholders' equity (deficit)	$ 2,339,561	$ 851,166

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Gain on mineral interest	$1,504,398	$-	$1,504,398	$-
Management service income	50,000	-	50,000	-
Total revenues	1,554,398	-	1,554,398	-

Operating expenses:
Exploration	7,561	118,457	16,178	176,073
Legal and accounting	25,710	80,475	114,721	108,036
Management and administrative	97,440	69,055	278,667	160,184
Depreciation	7,134	12,402	15,214	25,009
Total operating expenses	137,845	280,389	424,780	469,302

Other income (expense):
Interest expense, related parties	(6,588)	(4,547)	(11,721)	(19,644)
Unrealized loss on investment	(50,726)	-	(50,726)	-
Miscellaneous income (expense)	(243)	5	(244)	708
Total other income (expense)	(57,557)	(4,542)	(62,691)	(18,936)
Net Income (loss)	1,358,996	(284,931)	1,066,927	(488,238)
Net Income (loss) – noncontrolling interest in Owyhee Gold Trust	-	-	-	-
Net Income (loss) – Thunder Mountain Gold, Inc.	$1,358,996	$(284,931)	1,066,927	(488,238)

Net Income (loss) per common share-basic and diluted	$0.02	$0.00	$0.02	$(0.01)

Weighted average common shares outstanding-basic and diluted	58,195,030	57,409,315	57,921,822	56,674,861

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net Income (loss)	$1,066,927	$(488,238)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	15,214	25,009
Stock based compensation	117,088	-
Amortization of related party notes payable discount	-	8,888
Gain on mineral interest	(1,504,398)	-
Unrealized loss on investment	50,726	-
Change in:
Prepaid expenses and other assets	(2,567)	(1,443)
Accounts payable and other accrued liabilities	(18,605)	33,662
Accrued related party liability	-	65,530
Accrued interest payable to related parties	10,985	10,756
Deferred officer compensation	22,000	78,000
Net cash used by operating activities	(242,630)	(198,836)

Cash flows from investing activities:
Proceeds from mineral interest	100,000	-
Net cash provided by investing activities	100,000	-

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	250,000	252,988
Distribution to noncontrolling interest	-	(421)
Borrowings on related parties notes payable	50,000	-
Payment on related parties notes payable	(10,000)	-
Net cash provided by financing activities	290,000	252,567

Net increase (decrease) in cash and cash equivalents	147,370	53,731
Cash and cash equivalents, beginning of period	3,710	36,454
Cash and cash equivalents, end of period	$ 151,080	$ 90,185

Noncash financing and investing activities:
Common stock issued for payment of related party note payable and accrued interest payable	-	$ 104,012
Investment in equity security received for mineral interest (Note 3)	1,883,875	-

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the three -month periods ended June 30, 2019 and June 30, 2018
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest in OGT	Total
	Shares	Amount

Balances at April 1, 2018	57,145,579	$ 57,146	$ 5,742,488	$(24,200)	$ (6,399,230)	$ 173,690	$ (450,106)

Shares and warrants issued for cash	500,000	500	69,500	-	-	-	70,000
Net income (loss)	-	-	-	-	(284,931)	-	(284,931)
Balances at June 30, 2018	57,645,579	$ 57,646	$ 5,811,988	$(24,200)	$ (6,684,161)	$ 173,690	$ (665,037)

Balances at April 1, 2019	57,645,579	$ 57,646	$ 5,929,076	$(24,200)	$ (7,125,679)	$ 173,702	(989,455)

Shares issued for cash	2,500,000	2,500	247,500	-	-	-	250,000
Net income (loss)	-	-	-	-	1,358,996	-	1,358,996

Balances at June 30, 2019	60,145,579	$ 60,146	$ 6,176,576	$(24,200)	$ (5,766,683)	$ 173,702	$ (619,541)

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the six month periods ended June 30, 2019 and June 30, 2018
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest in OGT	Total
	Shares	Amount

Balances at January 1, 2018	55,095,579	$ 55,096	$ 5,457,538	$(24,200)	$ (6,195,923)	$ 174,111	$ (533,378)

Shares and warrants issued for cash	1,807,057	1,807	251,181	-	-	-	252,988
Shares and warrants issued for payment of related parties notes payable and accrued interest	742,943	743	103,269	-	-	-	104,012
Distribution to noncontrolling interest	-	-	-	-	-	(421)	(421)
Net income (loss)	-	-	-	-	(488,238)		(488,238)
Balances at June 30, 2018	57,645,579	$ 57,646	$ 5,811,988	$(24,200)	$ (6,684,161)	$ 173,690	$ (665,037)

Balances at January 1, 2019	57,645,579	$ 57,646	$ 5,811,988	$(24,200)	$ (6,833,610)	$ 173,702	$ (814,474)

Shares issued for cash	2,500,000	2,500	247,500	-	-	-	250,000
Stock based compensation	-	-	117,088	-	-	-	117,088
Net income (loss)	-	-	-	-	1,066,927	-	1,066,927

Balances at June 30, 2019	60,145,579	$ 60,146	$ 6,176,576	$(24,200)	$ (5,766,683)	$ 173,702	$ (619,541)

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2018 as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has historically incurred losses, however, currently has sufficient cash at June 30, 2019 to fund normal operations for the next 12 months. With the signing of the BeMetals Option Agreement (Note 3), the Company now has a recurring source of revenue, and its ability to continue as a going concern is no longer just dependent on equity capital raises and borrowings.  The Company continues to have the ability to raise capital in order to fund its future exploration and working capital requirements. The Company’s plans for the long-term continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties.

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from Thunder Mountain Resources, Inc. (“TMRI”), both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000 - $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  Through June 30, 2019, cash proceeds of $100,000 and $250,000 in exchange for shares of the Company’s common stock have been received.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  See Note 3 for further information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company; its wholly owned subsidiaries, Thunder Mountain Resources, Inc. (“TMRI”) and South Mountain Mines, Inc. (“SMMI”); and a company in which the Company owns 75% and has majority control, Owyhee Gold Trust, LLC (“OGT”).    The Company’s consolidated financial statements reflect the other investor’s 25% non-controlling, capped interest in OGT.   Intercompany accounts are eliminated in consolidation.

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

Revenue Recognition

Management service revenue is recognized when the Company has satisfied its performance obligation required under its management contract.    Such obligation is satisfied over time as work is performed and the Company has a contractual right to payment.

Income Taxes

The Company recognizes deferred income tax liabilities or assets at the end of each period using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.   The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At June 30, 2019, the Company has one financial asset, investment in equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange.  The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment in equity security and related party notes payable the carrying value of which approximates fair value based on the nature of those instruments.

Investments

The Company determines the appropriate classification of investments at the time of acquisition and re-evaluate such determinations at each reporting date. Equity securities determined to be marketable are carried at fair value determined using Level 1 fair value measurement inputs with the change in fair value recognized in the Consolidated Statement of Operations each reporting period.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including options and warrants to purchase the Company’s common stock. The potential dilutive common stock equivalents for each period are as follows:

For Quarter and Six Months ended June 30,	2019	2018
Stock options	5,035,000	3,710,000
Warrants	-	1,275,000
Total possible dilution	5,035,000	4,985,000

As of June 30, 2019, stock options were excluded from the calculation of diluted earnings per share because the options’ exercise prices were not lower than the average share price during the periods.  As of June 30, 2018, potentially dilutive common stock equivalents are not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive.

2.  Commitments

The Company has two lease arrangements with landowners that own land parcels adjacent to the Company’s South Mountain patented and unpatented mining claims.  The leases were originally for a seven-year period, with annual payments of $20 per acre.  The leases were renewed for an additional 10 years at $30 per acre paid annually; committed payments are listed in the table below. The lease payments have no work requirements.

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

The “Tranche 2 Completion Date” as defined by the Option Agreement is subject to several conditions, including, among other things:

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

Tranche 2 was completed on June 10, 2019.  As per the agreement, BeMetals purchased 2,500,000 shares of the Company’s common stock for $250,000 in cash.  In addition, as per the agreement, the Company received 10,000,000 shares of BeMetals common stock that had a fair value of $1,883,875 on the Tranche 2 Completion Date.

To date, the Company has received consideration of $100,000 in cash and $ 1,883,875 in BeMetals common stock. Prior to the agreement, the carrying value of the Company’s investment in the South Mountain mineral interest was $ 479,477. The Company recognized a gain on mineral interest of $1,504,398 during the six months ended on June 30, 2019.

Concurrent with the BeMetals Option Agreement, BMET USA and SMMI entered into a management contract whereby BMET USA will pay $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $50,000 was recognized in the three and six month periods ended June 30, 2019.

SMMI Joint Venture – OGT

The Company’s wholly owned subsidiary SMMI is the sole manager of the South Mountain Project in its entirety through a separate Mining Lease with Option to Purchase (“Lease Option”) with the Company’s majority-owned subsidiary OGT.  The Lease Option includes a capped $5 million less net returns royalties paid through the date of exercise.  The Lease Option expires in November 2026.  If SMMI exercises the option, the option payment of $5 million less advance royalties will be distributed 100% by OGT to OGT’s minority member.  Under the Lease Option, SMMI pays an advance $5,000 net returns royalty to OGT annually on November 4 which is distributed to OGT’s minority member.

4.  Property and Equipment

The Company’s property and equipment are as follows:

	June 30, 2019	December 31, 2018
Vehicles	$22,441	$22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(139,598)	(124,384)
	43,007	58,221
Land	280,333	280,333
Total Property and Equipment	$323,340	$338,554

5.  Related Parties Notes Payable

At December 31, 2018, the Company had notes payable balances of $56,768 and $69,808 with Eric Jones, the Company’s President and Chief Executive Officer and Jim Collard, the Company’s Vice President and Chief Operating Officer, respectively.  These notes, as amended, bear interest at 1.0% to 2.0% per month and are due December 31, 2019. On February 14, 2019 and May 9, 2019, Eric Jones loaned an additional $10,000 and $30,000, respectively, at an interest rate of 1.5% per month and initially payable in full on June 30, 2019 bringing his balance at June 30, 2019 to $96,768.  Mr. Jones was paid $20,000 on July 2, 2019 and the due date of the remaining balance of $10,000 was extended to December 31, 2019.

On January 18, 2019, the Company executed a promissory note payable with Paul Beckman, a director of the Company.  The amount of the note was $10,000 at an interest rate of 1.5% per month the amount was paid on June 17, 2019 with interest of $736.

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

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at June 30, 2019 are as follows:  Eric Jones, President and Chief Executive Officer - $432,000 (December 31, 2018 - $420,000); Jim Collord, Vice President and Chief Operating Officer - $423,000 (December 31, 2018 - $420,000); and Larry Thackery, Chief Financial Officer - $208,500 (December 31, 2018 - $201,500).

The Company engages Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services. During the year ended December 31, 2018, the Company incurred $65,530 in legal expense with Mr. Baird. There was no expense for the six-month period ended in 2019.  At both June 30, 2019 and December 31, 2018, the balance due to Baird was $241,685.

Since 2017, Eric Jones has advanced funds to the Company for operating expenses. The balance of Mr. Jones’ advances at June 30, 2019 and December 31, 2018 was $17,046 and $20,971, respectively; the balance is included in accounts payable and other accrued liabilities on the consolidated balance sheet. At June 30, 2019 and December 31, 2018, the Company has a payable to Jim Collord of $35,476 and $33,167, respectively, attributed to reimbursement of expenses for SMMI project.   The balance is included in accounts payable and other accrued liabilities on the consolidated balance sheet.

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

As per the agreement, BeMetals purchased 2,500,000 shares of the Company’s common stock for $250,000 in cash.  See Note 3

At June 30, 2019 and December 31, 2018, the Company has outstanding warrants for nil and 1,275,000, respectively shares of common stock with an exercise price of $0.20 that expires in 2019.    During the six month period ended June 30, 2019, no warrants were issued or exercised, and 1,275,000 warrants expired unexercised.

8.Stock Options

In June 2019, the Company granted 1,325,000 stock options to officers and directors of the Company. The options are exercisable on or before March 25, 2024 and have an exercise price of $0.09.  The fair value of the options was determined to be $117,088 using the Black Scholes model.  The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the six months ended June 30, 2019.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

Number of Options	1,325,000
Stock price	$0.09
Exercise price	$0.09
Expected volatility	209.5%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	2.21%

The following is a summary of the Company’s options issued and outstanding under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2017	4,700,000	0.09
Granted	-	-
Expired	(990,000)	(0.07)
Outstanding and exercisable at December 31, 2018	3,710,000	$0.09
Granted	1,325,000	$0.09
Expired	-	-
Outstanding and exercisable at June 30, 2019	5,035,000	$0.09

The average remaining contractual term of the options outstanding and exercisable at March 31, 2019 was 2.78 years.  As of June 30, 2019, options outstanding and exercisable had no aggregate intrinsic value.

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

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from Thunder Mountain Resources, Inc. (“TMRI”), both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000 - $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  Through June 30, 2019, cash proceeds of $100,000 and $250,000 in exchange for shares of the Company’s common stock have been received.   In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

The Company’s plan of operation for the next twelve months will be to provide support to BeMetals Corp. during their option period and help ensure that the South Mountain PEA is completed on schedule and within budget.

While South Mountain is the Company`s main focus, work to advance the Trout Creek Project will occur in 2019 as time and available capital allows.

South Mountain Project – Planned 2019 Resource Expansion Drilling Program

Under the Option Agreement, BeMetals plans to drill approximately 20 holes for some 8,000 feet (2,500 meters) from five underground drilling platform locations within the Sonneman adit. The drilling program is designed to test potential down plunge extensions to the mineralized zones and confirm the grade distribution of the current polymetallic mineral resource. Exploration and delineation of the Texas Zone will also be a focus, where the potential exists for an increased copper component to the mineralization based upon historical mining records. This program is the start of providing a first phase of new drilling data towards the completion of a preliminary economic assessment study in 2020.

Long Section of Sonneman Level, (Looking northeast), showing initial 14 borehole locations

Over the past few months, BeMetals and Thunder Mountain Gold have formed a project team that is focused on advancing South Mountain and is based in Boise, Idaho.  This team includes key management of Thunder Mountain Gold Inc., who have coordinated re-establishment of the Project site for the start of drilling.  In addition, BeMetals has appointed a project manager and project geologist for this team. Recent work at the Project included; grading of access road sections to the site, reconnecting the electrical power system generated onsite, and restarting of the underground ventilation system.

During this exploration program at South Mountain, expected to begin in earnest in late July, BeMetals plans to complete a total of about 20 holes with approximately 8,000 feet (2,500 metres) of diamond drilling. Fourteen borehole collars are currently planned and surveyed with a further six positions contingent upon field results of the initial holes.  The Company will drill from the existing underground workings in the Sonneman Level as drilling from underground will provide more accurate and cost-effective drilling than from the surface.  The drilling will be conducted, in general, as a series of fans from five drill platform locations within the existing Sonneman level.  Two to five holes will be drilled from each platform in order to test the down plunge extension of the deposit below previously stoped areas.  See Figures 1 and 2 below for the drill platform locations, the initially planned 14 boreholes, and targeted mineralized zones from the results of previous underground rib sampling of the Sonneman Level ribs at South Mountain.

South Mountain Project, Owyhee County, Idaho - Background

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

South Mountain History

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

In 2009, the Company contracted a third-party consulting firm that incorporated all the new drill and sampling data into an NI 43-101 Technical Report.  This report was completed as part of the Company’s dual listing on the TSX Venture Exchange in 2010.

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

Underground Pre-Development Work Completed Since the 2010 and 2008 Technical Reports

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

Qualified Person – Edward D. Fields is the Qualified Person as defined by National Instrument 43-101 responsible for the technical data reported in this report. .

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

Employees

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals USA lease with option agreement, the Company’s officers, were to begin receiving salaries on May 15, 2019 from the Company. The officers deferred the first month’s salaries which increased their deferred compensation balances at June 30, 2019 as follows:  Eric Jones, President and Chief Executive Officer - $432,000, Jim Collord, Vice President and Chief Operating Officer - $423,000, and Larry Thackery, Chief Financial Officer - $208,500.

Results of Operations:

The Company received revenue under the agreement which was accounted for as a sale of mineral interest.  The Company received $100,000 in cash and $ 1,883,875 in BeMetals common stock for the six months ended June 30, 2019. The amounts were applied against the carrying value amount of $479,477, the Company’s investment in the South Mountain project. The payments received under the agreement exceeded the carrying value of the Company’s investment and was recognized as revenue in the statement of operations, in the amount of $1,504,398 for the six months ended on June 30, 2019.   In addition, the Company earned $50,000 in management services income during the six month period ended on June 30, 2019.

Three month period comparisons

Total operating expenses for the three months ending June 30, 2019 of $137,845 decreased from the same respective time period in 2018 by $142,544 or 51%. Exploration expenses for the three months ended June 30, 2019 decreased by $110,896 when compared to same period in 2018. This decrease can be attributed to the engagement of Hard Rock Consulting LLC to update the NI 43-101 in 2018. Legal and accounting costs decreased in three month period ended June 30, 2019 compared to 2018 by $54,765 for a total of $25,710.  This decrease can be associated with legal expenses incurred in 2018 that were not recurring in 2019. Management and administrative expense increased by $28,385 or 41% principally due to additional expenses incurred with the BeMetals agreement in 2019.

Six month period comparisons

Total operating expenses for the six months ending June 30, 2019 of $424,780 decreased from the same respective time period in 2018 by $44,522 or 9%. Exploration expenses for the six months ended June 30, 2019 decreased by $159,895 when compared to same period in 2018. This decrease can be attributed to the engagement of Hard Rock Consulting LLC to update the NI 43-101 in 2018. Legal and accounting costs increased in six month period ended June 30, 2019 compared to 2018 by $6,685 for a total of $114,721.  Management and administrative expense increased by $118,483 or 74% principally due to stock options compensation of $117,088 issued to our officers and directors in March 2019.

During the three and six-month periods ended June 30, 2019, the Company recognized an unrealized loss of $50,726 on the its investment in shares of BeMetal’s common stock.   The amount represents the decline in fair value of the investment from the date it was acquired through June 30, 2019.

Liquidity and Capital Resources:

The consolidated financial statements for the period ended June 30, 2019 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the period ended June 30, 2019, we did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

The liquidity of the Company was enhanced on February 27, 2019 when the Company entered into the BeMetals Option Agreement with BeMetals Corp., and BMET USA, a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000  - $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  Through June 30, 2019, cash proceeds of $100,000 and $250,000 in exchange for shares of the Company’s common stock have been received.   BeMetals also agreed to pay the Company $25,000 per month for management services.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

BeMetals issued 10 million BMET common shares (Consideration Shares) to TMRI in May 2019.   The fair value of the shares on the transaction date was $1,883,875.

The Company has historically incurred losses, however, currently has sufficient cash at June 30, 2019 to fund normal operations for the next 12 months. With the signing of the BeMetals Option Agreement, the Company now has a recurring source of revenue, and its ability to continue as a going concern is no longer just dependent on equity capital raises and borrowings.  The Company continues to have the ability to raise capital in order to fund its future exploration and working capital requirements. The Company’s plans for the long-term continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties.

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

•July 23, 2019, we had $103,338 cash in our bank accounts.

•We do not include in this consideration any additional investment funds mentioned below. Management is committed to manage expenses of all types to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

The Company will also consider other sources of funding, including potential mergers and/or additional farm-out of its other exploration property.

For the six months ended June 30, 2019, net cash used from operating activities was $242,630, consisting of net income of $1,066,927 offset by the non-cash items and changes in current assets and current liabilities. Cash provided by investing activities for six months ended June 30, 2019 totaled $100,000 from the receipt of $100,000 under the BeMetals Option Agreement. Net cash received financing activities was $290,000 which includes the sale of shares of the Company’s common stock for $250,000, additional borrowings of $50,000, less payment on borrowings of $10,000.

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

Private Placement

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp., a British Columbia corporation (“BeMetals”), and BeMetals USA Corp., a Delaware corporation (“BMET USA”), a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, in the second quarter 2019, BeMetals purchased 2.5 million shares of the Company’s common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, in a private placement. Use of proceeds are for general corporate working capital. This private placement was approved by the TSX-V.

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

Contractual Obligations

During 2008 and 2009, three lease arrangements were made with landowners that own land parcels adjacent to the Company’s South Mountain patented and unpatented mining claims.  The leases were for a seven-year period, with options to renew, with annual payments (based on $20 per acre) listed in the following table.  The leases have no work requirements.

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

(3)  OGT LLC, managed by the Company’s wholly owned subsidiary SMMI, receives a $5,000 per year payment for up to 10 years, or until a $5 million capped NPI Royalty is paid.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp., a British Columbia corporation (“BeMetals”), and BeMetals USA Corp., a Delaware corporation (“BMET USA”), a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, among other conditions, BeMetals purchased 2.5 million shares of the Company’s common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, in a private placement.  This private placement has been approved by the TSX-V.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Consolidated Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

By

Eric T. Jones

President and Chief Executive Officer

Date: August 14, 2019

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By

Larry Thackery

Chief Financial Officer

Date: August 14, 2019