Form 10-Q
period 2019-09-30
THUNDER MOUNTAIN GOLD INC
filed 2019-11-12
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at October 21, 2019:  60,145,579

2

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION3

Item 1 Financial Statements3

Item 2.  Management's Discussion and Analysis or Plan of Operation15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk24

Item 4.  Controls and Procedures24

PART II – OTHER INFORMATION25

Item 1.  Legal Proceedings.25

Item 1A. Risk Factors.25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.25

Item 3.  Defaults Upon Senior Securities.25

Item 4.  Mine Safety Disclosures25

Item 5.  Other Information25

Item 6.  Exhibits25

SIGNATURES26

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Thunder Mountain Gold, Inc. Consolidated Balance Sheets (Unaudited) September 30, 2019 and December 31, 2018
	September 30, 2019	December 31, 2018
ASSETS

Current assets:
Cash and cash equivalents	$47,344	$3,710
Prepaid expenses and other assets	28,951	29,425
Total current assets	76,295	33,135

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $148,626 and $124,384, respectively	33,979	58,221
Total property and equipment	314,312	338,554

Investment in equity security, at fair value (Note 4)	1,612,055	-
Mineral interests (Note 3)	-	479,477
Total assets	$2,002,662	$851,166

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$113,697	$138,092
Accrued related party liability (Note 7)	241,685	241,685
Accrued interest payable to related parties (Note 6)	68,919	52,787
Deferred officer compensation (Note 7)	1,063,500	1,041,500
Related parties notes payable, (Note 6)	126,576	126,576
Total current liabilities	1,614,377	1,600,640

Accrued reclamation costs	65,000	65,000
Total liabilities	1,679,377	1,665,640

Commitments and Contingencies (Notes 2 and 3)
Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,145,579 and 57,645,579 shares issued and outstanding, respectively	60,146	57,646
Additional paid-in capital	6,176,576	5,811,988
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(6,062,939)	(6,833,610)
Total Thunder Mountain Gold, Inc stockholders' equity (deficit)	149,583	(988,176)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,702	173,702
Total stockholders' equity (deficit)	323,285	(814,474)
Total liabilities and stockholders' equity (deficit)	$2,002,662	$851,166

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (Unaudited)
		Three Months Ended			Nine Months Ended
		September 30,			September 30,
		2019		2018	2019	2018
Revenues:
Gain on mineral interest		$-		-	1,504,398	-
Management service income		75,000		-	125,000	-
Total revenues		75,000		-	1,629,398	-

Operating expenses:
Exploration		10,320		21,470	26,498	197,543
Legal and accounting		9,790		5,489	124,511	113,524
Management and administrative		116,293		53,986	394,960	214,170
Depreciation		9,028		12,193	24,242	37,202
Total operating expenses		145,431		93,138	570,211	562,439

Other income (expense):
Interest expense, related parties		(5,147)		(4,547)	(16,868)	(24,191)
Unrealized loss on investment		(221,094)		-	(271,820)	-
Miscellaneous income (expense)		416		1,337	172	2,044
Total other income (expense)		(225,825)		(3,210)	(288,516)	(22,147)
Net Income (loss)		(296,256)		(96,348)	770,671	(584,586)
Net Income (loss) – noncontrolling interest in Owyhee Gold Trust		-		-	-	-
Net Income (loss) – Thunder Mountain Gold, Inc.		$(296,256)		(96,348)	770,671	(584,586)

Net Income (loss) per common share-basic and diluted	$	Nil	$	Nil	$0.01	(0.01)

Weighted average common shares outstanding-basic and diluted		60,145,579		57,645,579	58,671,220	57,554,653

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net Income (loss)	$770,671	(584,586)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	24,242	37,202
Stock based compensation	117,088	-
Amortization of related party notes payable discount	-	8,888
Gain on mineral interest	(1,504,398)	-
Unrealized loss on investment	271,820	-
Change in:
Prepaid expenses and other assets	474	(3,703)
Accounts payable and other accrued liabilities	28,601	37,618
Accrued related party liability	-	60,372
Accrued interest payable to related parties	(36,864)	15,303
Deferred officer compensation	22,000	170,000
Net cash used by operating activities	(306,366)	(258,906)

Cash flows from investing activities:
Proceeds from mineral interest	100,000	-
Net cash provided by investing activities	100,000	-

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	250,000	252,988
Borrowings on related parties notes payable	50,000	-
Payment on related parties notes payable	(50,000)	(421)
Net cash provided by financing activities	250,000	252,567

Net increase (decrease) in cash and cash equivalents	43,634	(6,339)
Cash and cash equivalents, beginning of period	3,710	36,454
Cash and cash equivalents, end of period	$47,344	$30,115

Noncash financing and investing activities:
Common stock issued for payment of related party note payable and accrued interest payable	-	$104,012
Investment in equity security received for mineral interest (Note 3)	1,883,875	-

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the three-month periods ended September 30, 2019 and September 30, 2018

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest in OGT	Total
	Shares	Amount

Balances at July 1, 2018	57,645,579	$ 57,646	$ 5,811,988	$ (24,200)	$ (6,684,161)	$ 173,690	$ (665,037)

Net income (loss)	-	-	-	-	(96,348)	-	(96,348)
Balances at September 30, 2018	57,645,579	$ 57,646	$ 5,811,988	$ (24,200)	$ (6,780,509)	$ 173,690	$ (761,385)

Balances at July 1, 2019	60,145,579	$ 60,146	$ 6,176,576	$ (24,200)	$ (5,766,683)	$ 173,702	619,541

Shares issued for cash	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	(296,256)	-	(296,256)

Balances at September 30, 2019	60,145,579	$ 60,146	$ 6,176,576	$ (24,200)	$ (6,062,939)	$ 173,702	$ 323,285

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the nine-month periods ended September 30, 2019 and September 30, 2018

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest in OGT	Total
	Shares	Amount

Balances at January 1, 2018	55,095,579	$ 55,096	$ 5,457,538	$ (24,200)	$ (6,195,923)	$ 174,111	$ (533,378)

Shares and warrants issued for cash	1,807,057	1,807	251,181	-	-	-	252,988
Shares and warrants issued for payment of related parties notes payable and accrued interest	742,943	743	103,269	-	-	-	104,012
Distribution to noncontrolling interest	-	-	-	-	-	(421)	(421)
Net income (loss)	-	-	-	-	(584,586)		(584,586)
Balances at September 30, 2018	57,645,579	$ 57,646	$ 5,811,988	$ (24,200)	$ (6,780,509)	$ 173,690	$ (761,385)

Balances at January 1, 2019	57,645,579	$ 57,646	$ 5,811,988	$ (24,200)	$ (6,833,610)	$ 173,702	$ (814,474)

Shares issued for cash	2,500,000	2,500	247,500	-	-	-	250,000
Stock based compensation	-	-	117,088	-	-	-	117,088
Net income (loss)	-	-	-	-	770,671	-	770,671

Balances at September 30, 2019	60,145,579	$ 60,146	$ 6,176,576	$ (24,200)	$ (6,062,939)	$ 173,702	$ 323,285

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2018 as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has historically incurred losses, however, under the BeMetals Option Agreement (Note 3), the Company now has a recurring source of revenue, and its ability to continue as a going concern is no longer just dependent on equity capital raises and borrowings.  The Company continues to have the ability to raise capital in order to fund its future exploration and working capital requirements. The Company’s plans for the long-term continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties.

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from Thunder Mountain Resources, Inc. (“TMRI”), both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  Through September 30, 2019, cash proceeds of $100,000 and $250,000 in exchange for shares of the Company’s common stock have been received by the Company.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  See Note 3 for further information.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.   The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At September 30, 2019, the Company has one financial asset, investment in equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange.  The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

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

Mineral Interests

The Company capitalizes costs for acquiring mineral interests, and expenses costs to maintain mineral rights and leases as incurred.  Exploration costs are expensed in the period in which they occur.  Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method based on periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the periods. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including options and warrants to purchase the Company’s common stock. The potential dilutive common stock equivalents for each period are as follows:

For Quarter and Nine Months ended September 30,	2019	2018
Stock options	5,035,000	3,710,000
Warrants	-	1,275,000
Total possible dilution	5,035,000	4,985,000

As of September 30, 2019, stock options were excluded from the calculation of diluted earnings per share because the options’ exercise prices were not lower than the average share price during the periods.  As of September 30, 2018, potentially dilutive common stock equivalents are not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive.

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

Annual Payment
Acree Lease (June)	$3,390
Lowry Lease (October)	11,280
Total	$14,670

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

To date, the Company has received consideration of $100,000 in cash and $ 1,883,875 in BeMetals common stock. Prior to the agreement, the carrying value of the Company’s investment in the South Mountain mineral interest was $ 479,477. The Company recognized a gain on mineral interest of $1,504,398 during the nine months ended on September 30, 2019.

Concurrent with the BeMetals Option Agreement, BMET USA and SMMI entered into a management contract whereby BMET USA will pay $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $75,000 and $125,000 was recognized in the three and nine months ended September 30, 2019, respectively.

SMMI Joint Venture – OGT, LLC

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

4.  Investment in Equity Security

In 2019 in connection with the BeMetals Option Agreement (see Note 3), the Company received 10,000,000 shares of BeMetals common stock that had a fair value of $1,883,875 when received.   At September 30, 2019, the fair value of the shares is $1,612,055.   For the three and nine month periods ended September 30, 2019, the Company recognized an unrealized loss for the change in fair value of the investment of $221,094 and $271,820, respectively.

5.  Property and Equipment

The Company’s property and equipment are as follows:

	September 30, 2019	December 31, 2018
Vehicles	$22,441	22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(148,626)	(124,384)
	33,979	58,221
Land	280,333	280,333
Total Property and Equipment	$314,312	338,554

6.  Related Parties Notes Payable

At December 31, 2018, the Company had notes payable balances of $56,768 and $69,808 with Eric Jones, the Company’s President and Chief Executive Officer and Jim Collard, the Company’s Vice President and Chief Operating Officer, respectively.  These notes, as amended, bear interest at 1.0% to 2.0% per month and are due December 31, 2019.  On February 14, 2019 and May 9, 2019, Mr. Jones loaned an additional $10,000 and $30,000, respectively, at an interest rate of 1.5% per month and initially payable in full on June 30, 2019.  This note was extended to December 31, 2019.  On July 2, 2019, Mr. Jones and Mr. Collord were each paid $20,000 reducing their notes payable balances.  At September 30, 2019, the notes payable balances to Mr. Jones and Mr. Collard were $76,768 and $49,808, respectively.

On January 18, 2019, the Company executed a promissory note payable with Paul Beckman, a director of the Company.  The amount of the note was $10,000 at an interest rate of 1.5% per month.  The amount was paid in full on June 17, 2019 with interest expense of $736.

7.Related Party Transactions

In addition to the related parties notes payable discussed in Note 6, the Company had the following related party transactions.

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at September 30, 2019 are as follows:  Eric Jones, President and Chief Executive Officer - $432,000 (December 31, 2018 - $420,000); Jim Collord, Vice President and Chief Operating Officer - $423,000 (December 31, 2018 - $420,000); and Larry Thackery, Chief Financial Officer - $208,500 (December 31, 2018 - $201,500).

The Company engages Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services. During the year ended December 31, 2018, the Company incurred $65,530 in legal expense with Mr. Baird. There was no expense for the nine-month period ended in 2019.  At both September 30, 2019 and December 31, 2018, the balance due to Baird was $241,685.

Since 2017, Eric Jones has advanced funds to the Company for operating expenses. The balance of Mr. Jones’ advances at September 30, 2019 and December 31, 2018 was $17,046 and $20,971, respectively; the balance is included in accounts payable and other accrued liabilities on the consolidated balance sheet. At September 30, 2019 and December 31, 2018, the Company has a payable to Jim Collord of $35,476 and $33,167, respectively, attributed to reimbursement of expenses for the SMMI project.   The balance is included in accounts payable and other accrued liabilities on the consolidated balance sheet.

8. Stockholders’ Equity

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

As per the agreement, BeMetals purchased 2,500,000 shares of the Company’s common stock for $250,000 in cash.  See Note 3.

At September 30, 2019 and December 31, 2018, the Company has outstanding warrants for nil and 1,275,000, respectively, shares of common stock with an exercise price of $0.20 that expires in 2019.    During the nine month period ended September 30, 2019, no warrants were issued or exercised, and 1,275,000 warrants expired unexercised.

9.Stock Options

In March 2019 the Company granted 1,325,000 stock options to officers and directors of the Company. The options are exercisable on or before March 25, 2024 and have an exercise price of $0.09.  The fair value of the options was determined to be $117,088 using the Black Scholes model.  The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the nine months ended September 30, 2019.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

Number of Options	1,325,000
Stock price	$0.09
Exercise price	$0.09
Expected volatility	209.5%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	2.21%

The following is a summary of the Company’s options issued and outstanding under the Stock Option Incentive Plan:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2017	4,700,000	0.09
Granted	-	-
Expired	(990,000)	(0.07)
Outstanding and exercisable at December 31, 2018	3,710,000	$0.09
Granted	1,325,000	$0.09
Expired	-	-
Outstanding and exercisable at September 30, 2019	5,035,000	$0.09

The average remaining contractual term of the options outstanding and exercisable at September 30, 2019 was 2.28 years.  As of September 30, 2019, options outstanding and exercisable had a $55,650 aggregate intrinsic value.

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

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from Thunder Mountain Resources, Inc. (“TMRI”), both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  Through September 30, 2019, cash proceeds of $100,000 and $250,000 in exchange for shares of the Company’s common stock have been received.   In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

The Company’s plan of operation for the next twelve months will be to provide support to BeMetals Corp. during their option period and help ensure that the South Mountain PEA is completed on schedule and within budget.

While South Mountain is the Company`s main focus, work to advance the Trout Creek Project will occur as time and available capital allows.

South Mountain Project – Planned 2019 Resource Expansion Drilling Program

Under the Option Agreement, BeMetals commenced drilling at South Mountain During the third quarter of 2019.  BMET plans to drill approximately 20 holes for some 8,000 feet (2,500 meters) from five underground drilling platform locations within the Sonneman level. The drilling program is designed to test potential down plunge extensions, and overall continuity to the mineralized zones and confirm the grade distribution of the current polymetallic mineral resource. Exploration and delineation of the Texas Zone will also be a focus, where the potential exists for an increased copper component to the mineralization based upon historical mining records. This program is the start of providing a first phase of new drilling data towards the completion of a preliminary economic assessment study in 2020.

Long Section of Sonneman Level, (Looking northeast), showing initial 14 borehole locations

BeMetals and Thunder Mountain Gold formed a project team that is focused on advancing South Mountain. This Boise Idaho-based team includes key management of Thunder Mountain Gold Inc., who have coordinated re-establishment of the Project site for the start of drilling.  In addition, BeMetals appointed a project manager and project geologist for this team, along with technical and underground support. Since drilling commenced in July, there has been approximately 5,000 feet of core drilling, all of which has been logged, and prepared for assay.   In addition, the team spent a considerable amount of resources re-establishing the electrical power system generated onsite and restarting the underground ventilation system.

During this exploration program at South Mountain, BeMetals plans to complete a total of about 20 holes with approximately 7,500 feet (2,300 metres) of diamond drilling. Fourteen borehole collars are currently planned and surveyed with a further six positions contingent upon field results of the initial holes.  The Company will drill from the existing underground workings in the Sonneman Level as drilling from underground will provide more accurate and cost-effective drilling than from the surface.  The drilling will be conducted, in general, as a series of fans from five drill platform locations within the existing Sonneman level.  Two to five holes will be drilled from each platform in order to test the down plunge extension of the deposit below previously stoped areas.  See Figures 1 and 2 below for the drill platform locations, the initially planned 14 boreholes, and targeted mineralized zones from the results of previous underground rib sampling of the Sonneman Level ribs at South Mountain.

South Mountain Project - Background

The South Mountain Project is considered an advanced stage, high-grade zinc-silver-gold exploration or pre-development project. The land package at South Mountain consists of a total of 17 patented mining claims encompassing approximately 326 acres, 21 unpatented mining lode claims covering approximately 290 acres, and approximately 489 acres of leased private land. In addition, the project owns 360 acres of private land (mill site) not contiguous with the mining claims. All holdings are located in the South Mountain Mining District, Owyhee County, Idaho.

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

In 2008, the Company contracted Kleinfelder, Inc., a nationwide engineering and consulting firm, to complete a technical report “Resources Data Evaluation, South Mountain Property, South Mountain Mining District, Owyhee County, Idaho”. The technical report was commissioned by Thunder Mountain Resources, Inc. to evaluate all the existing data available on the South Mountain property.  Kleinfelder utilized a panel modeling method using this data to determine potential mineralized material remaining and to make a comparison with the resource determined by South Mountain Mines in the mid-1980s. Kleinfelder’s calculations provided a potential resource that is consistent with South Mountain Mines’ (Bowes 1985) historic reserve model.

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

Highlights of South Mountain Mine NI-43-101 Report:

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

Underground core drilling is being conducted to extend and upgrade the South Mountain resource - testing the continuity and down-dip extensions of the high-grade polymetallic massive sulfide zones.  The Company plans additional core drilling in the DMEA and Laxey zones to complete the confirmation and extensional drilling. In addition, there are plans to retrieve bulk samples for metallurgical test work. More than 15,000 feet (4,500 meters) have been drilled at South Mountain and included in the model. The South Mountain historic ore zones remain open down-dip on the zones encountered. The successful drilling and development work prove that the South Mountain resource continues to grow with potential to increase the resource substantially.

HRC also reviewed the data on the anomalous gold-bearing multi-lithic breccia that was identified by THMG conducting reconnaissance work at South Mountain.  In 2010, five holes were drilled in the anomaly for a total footage of 3,530 feet, and 705 total samples taken every five feet of drill hole. Of the 705 samples taken, 686 samples contained anomalous gold, or 97% of the samples. The highest-grade intercept ran 0.038 ounce per ton.   HRC reviewed the reports done on the breccia completed by both Kinross and Newmont; of note was Newmont’s comparison of the geology to the Battle Mountain Complex in Nevada.

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

The ongoing exploration field work, including claim maintenance and assessment, is financed by the Company through sale of unregistered common stock using private placements with accredited investors.  Future work will be funded in the same manner or through a strategic partnership with another mining company.

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

Employees

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals USA lease with option agreement, the Company’s officers, were to begin receiving salaries on May 15, 2019 from the Company. The officers deferred the first month’s salaries which increased their deferred compensation balances at September 30, 2019 as follows:  Eric Jones, President and Chief Executive Officer - $432,000, Jim Collord, Vice President and Chief Operating Officer - $423,000, and Larry Thackery, Chief Financial Officer - $208,500.

Results of Operations:

The Company received revenue under the agreement which was accounted for as a sale of mineral interest.  The Company received $100,000 in cash and $1,883,875 in BeMetals common stock for the nine months ended September 30, 2019. The amounts were applied against the carrying value amount of $479,477, the Company’s investment in the South Mountain project. The payments received under the agreement exceeded the carrying value of the Company’s investment and was recognized as revenue in the statement of operations, in the amount of $1,504,398 for the nine months ended on September 30, 2019.   In addition, the Company earned $125,000 in management services income during the nine month period ended on September 30, 2019.

Three month period comparisons

Total operating expenses for the three months ending September 30, 2019 of $145,431 increased from the same respective time period in 2018 by $52,293 or 56%. Exploration expenses for the three months ended September 30, 2019 decreased by $11.150 when compared to same period in 2018. This decrease can be attributed to the engagement of Hard Rock Consulting LLC to update the NI 43-101 in 2018. Legal and accounting costs increased in three month period ended September 30, 2019 compared to 2018 by $4,301 for a total of $9,790.  Management and administrative expense increased by $62,307 or 115% principally due to additional expenses incurred with the BeMetals agreement in 2019.

Nine month period comparisons

Total operating expenses for the nine months ending September 30, 2019 of $570,211 increased from the same respective time period in 2018 by $7,772 or 1%. Exploration expenses for the nine months ended September 30, 2019 decreased by $171,045 when compared to same period in 2018. This decrease can be attributed to the engagement of Hard Rock Consulting LLC to update the NI 43-101 in 2018. Legal and accounting costs increased in nine month period ended September 30, 2019 compared to 2018 by $10,987 for a total of $124,511.  Management and administrative expense increased by $180,790 or 84% principally due to stock options compensation of $117,088 issued to our officers and directors in March 2019.

During the three and nine-month periods ended September 30, 2019, the Company recognized an unrealized loss for the decline in fair value of its investment in shares of BeMetal’s common stock of $221,094 and $271,820, respectively

Liquidity and Capital Resources:

The consolidated financial statements for the period ended September 30, 2019 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the period ended September 30, 2019, we did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

The liquidity of the Company was enhanced on February 27, 2019 when the Company entered into the BeMetals Option Agreement with BeMetals Corp., and BMET USA, a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  Through September 30, 2019, cash proceeds of $100,000 and $250,000 in exchange for shares of the Company’s common stock have been received.   BeMetals also agreed to pay the Company $25,000 per month for management services.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

BeMetals issued 10 million BMET common shares (Consideration Shares) to TMRI in May 2019.   The fair value of the shares on the transaction date was $1,883,875.

The Company has historically incurred losses, however, under the BeMetals Option Agreement, the Company now has a recurring source of revenue, and its ability to continue as a going concern is no longer just dependent on equity capital raises and borrowings.  The Company continues to have the ability to raise capital in order to fund its future exploration and working capital requirements. The Company’s plans for the long-term continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties.

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

•October 22, 2019, we had $44,095 cash in our bank accounts.

•We do not include in this consideration any additional investment funds mentioned below. Management is committed to manage expenses of all types to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

The Company will also consider other sources of funding, including potential mergers and/or additional farm-out of its other exploration property.

For the nine months ended September 30, 2019, net cash used in operating activities was $306,366, consisting of net income of $770,671 offset by the non-cash items (including a noncash gain on mineral interest of $1,504,398) and changes in current assets and current liabilities. Cash provided by investing activities for nine months ended September 30, 2019 totaled $100,000 from the receipt of $100,000 under the BeMetals Option Agreement. Net cash received financing activities was $250,000 from the sale of shares of the Company’s common stock, additional borrowings of $50,000, less payment on borrowings of $50,000.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Consolidated Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

       /s/ Eric T. Jones

By

Eric T. Jones

President and Chief Executive Officer

Date: November 12, 2019

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

         /s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date: November 12, 2019