Form 10-K
period 2019-12-31
THUNDER MOUNTAIN GOLD INC
filed 2020-03-20
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number: 001-08429

Thunder Mountain Gold, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	91-1031015
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11770 W. President Dr., Ste. F
Boise, Idaho	83713
(Address of Principal Executive Offices)	(Zip Code)

(208) 658-1037

(Registrant’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

NONE	NONE	NONE

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.001 par value	THMG THM	OTCQB TSX-V

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

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☒   Smaller Reporting Company  ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter:  $ 2,597,392 as of June 30, 2019.

The number of shares of the Registrant’s Common Stock outstanding as of March 1, 2020, was 60,145,579.

THUNDER MOUNTAIN GOLD, INC.

Form 10-K

December 31, 2019

Table of Contents

PART I3

ITEM 1 - DESCRIPTION OF BUSINESS3

ITEM 1A - RISK FACTORS5

ITEM 1B - UNRESOLVED STAFF COMMENTS8

ITEM 2 - DESCRIPTION OF PROPERTIES8

ITEM 3. &NBSP;LEGAL PROCEEDINGS.19

ITEM 4. &NBSP;MINE SAFETY DISCLOSURES19

PART II19

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES19

ITEM 6 - SELECTED FINANCIAL DATA21

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS21

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK24

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA25

ITEM 9 –&NBSP;CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE42

ITEM 9A - CONTROLS AND PROCEDURES42

ITEM 9B - OTHER INFORMATION42

PART III43

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE43

ITEM 11 - EXECUTIVE COMPENSATION47

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS48

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE49

PART IV52

ITEM 15 –&NBSP;EXHIBITS, FINANCIAL STATEMENT SCHEDULES52

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

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes (“Notes”) thereto for the fiscal year ending December 31, 2019.  The following statements may be forward looking in nature and actual results may differ materially.

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

The Company is structured as follows: The Company owns 100% of the outstanding stock of Thunder Mountain Resources, Inc. (TMRI), a Nevada Corporation. Thunder Mountain Resources, Inc. owns 100% of the outstanding stock of South Mountain Mines, Inc., an Idaho Corporation. South Mountain Mines, Inc. owns 75% of Owyhee Gold Territory, LLC.

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

On September 27, 2007, Thunder Mountain Resources, Inc. (“TMRI”), a wholly owned subsidiary of Thunder Mountain Gold, Inc. (“THMG”), completed the purchase of all the outstanding stock of South Mountain Mines, Inc., an Idaho corporation.  On November 8, 2012, South Mountain Mines, Inc., (“SMMI”) a wholly owned subsidiary of Thunder Mountain Resources, Inc., which in turn is a wholly owned subsidiary of the Company, and Idaho State Gold Company II LLC (“ISGC”) formed Owyhee Gold Territory LLC (“OGT”) (aka Owyhee Gold Trust, LLC) a limited liability company (LLC).

On November 4, 2016, SMMI was granted Managing Member and controlling Member of OGT, through a judicially ratified settlement with ISGC II.

Current Operations

Thunder Mountain Gold is a mineral exploration stage company with no producing mines.  The Company intends to remain in the business of exploring for mining properties that have the potential to produce gold, silver, base metals and other commodities.

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp., a British Columbia corporation (“BeMetals”), and BeMetals USA Corp., a Delaware corporation (“BMET USA”), a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years, upon certain conditions extendable to three years, with BeMetals required to issue a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Upon Tranche 2, BeMetals issued 10 million BMET common shares (Consideration Shares) to TMRI, and BeMetals also purchased of 2.5 million shares of the Company’s common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, on a private placement. Over its term, this Agreement requires cash payments to the Company of $1,100,000.  Through December 31, 2019, cash payments of $350,000, along with $250,000 in exchange for shares of the Company’s common stock have been received. BeMetals also agreed to pay the Company $25,000 per month for management services.  The exercise of the Option Agreement price can be paid in combination with cash and BeMetals common shares.  The calculation of the purchase price is an amount equal to the lesser of 50% of the market capitalization of BeMetals at the time; and the greater of either:

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

We have limited income and resources.

The Company has historically incurred losses, however, under the BeMetals Option Agreement, the Company now has a recurring source of revenue, and recorded net income in 2019.  The Company`s ability to continue as a going concern is no longer just dependent on equity capital raises and borrowings.  The Company continues to have the ability to raise capital in order to fund its future exploration and working capital requirements. The Company’s plans for the long-term continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties.

There is no guarantee that funds would be available from either source.  If we are unsuccessful in raising additional funds, we will not be able to develop our properties and will be forced to liquidate assets.

We have no proven reserves.

We have no proven reserves at any of our properties. We only have measured, indicated and inferred, along with assay samples at South Mountain; and assay samples at some of our other exploration properties.

We believe we have the ability to continue as a going concern

The liquidity of the Company was enhanced on February 27, 2019 when the Company entered into the BeMetals Option Agreement with BeMetals Corp The Company generated net income of $1,087,083 for the period ending December 31, 2019. This net income is the result of the payments, and the stock issuance under the BeMetals Option Agreement. In prior periods, we have incurred significant net losses in each year since inception. Our accumulated deficit as of December 31, 2019 and 2018 was $5,751,527 and $6,833,610, respectfully. We expect to continue to incur profits for the remaining term of the BeMetals contract.  However, we may incur losses in the future.

Additional sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We historically required cash funding from outside sources to sustain existing operations, to meet current obligations and to fund ongoing capital requirements and may be required to do so in the future.

Based upon current plans, Thunder Mountain Gold management is confident that the Company will have the financial strength and opportunities to meet its financial obligations for the next 12 months.  Factors considered substantiating this conclusion include:

A.The Option Agreement for the South Mountain Project with BeMetals Corp. positions the Company for cash infusions, as well as equity considerations, that will more than cover the Company`s financial obligations for the next 12 months, and

B.The ability to raise additional equity capital based upon the success of the exploration and development conducted by BeMetals during this option period, and

C.The Officers of the Company and their willingness to fund any liabilities not currently covered by the Company, and finally,

D.The potential for additional strategic partnerships and funding surrounding the Company`s Trout Creek Project in Nevada, by which discussions are currently being held.

While there is much work to do, it is important to note that if BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments. In that event, we will immediately commence with marketing the Project to other groups that have an interest in the Project.

We believe we have the ability to continue as a going concern, even though our total accumulated deficit of $5,751,527 as of December 31, 2019.  Our plans for the long-term continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties. If we are not successful with our plans, equity holders could then lose all or a substantial portion of their investment.

At December 31, 2019, we had current assets of $271,239.  For the year ended December 31, 2019 net cash used for operating activities was $316,295.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough cash to complete our exploration programs, we will make every effort to raise additional funds from public offerings, private placements or loans.

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

Because we are small and do not have much capital, we must limit our exploration. This may prevent us from realizing any revenues, thus reducing the value of the stock.

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

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after we have conducted preliminary exploration activities on our properties. If we cannot find the products and equipment we need in a timely manner, we will have to delay or suspend our exploration plans until we do find the products and equipment we need.

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

Internal control systems provide only reasonable assurance that fraud and errors will be detected within the normal course of operations.   Company’s management strives to maintain internal controls that are effective and commensurate for the size and scope of the business being conducted by the Company. The Company realizes the need to be proactive in this area and continues to evaluate ways for improving internal controls that are practical and cost effective for the size, structure, and future existence of our organization.    The Company’s Chief Financial Officer initiates and records all transactions. The transactions are reviewed and approved by the Company’s President and CEO and reviewed by the Company’s Vice President and COO. Capital Items and expenditures more than $5,000 must be approved by the Board of Directors, even if it is a line item in a Board Approved Budget. In addition, The Company has a Corporate Code of Business Conduct and Ethics (the "Code") which is acknowledged by officers and directors.  This Corporate Governance applies to Thunder Mountain Gold Inc. and its subsidiaries (collectively, the "Company").

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2 - DESCRIPTION OF PROPERTIES

The Company, including its subsidiaries, owns mining rights, mining claims, and properties in the mining areas of Nevada and Idaho, which includes its South Mountain Property in Idaho, and its Trout Creek Property in Nevada.

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

All holdings are in the South Mountain Mining District, Owyhee County, Idaho.

The Company’s plan of operation for the next twelve months, subject to business conditions, will be to continue to advance the South Mountain Project under the BeMetals Option Agreement, including continued baseline environmental and engineering work necessary to complete a Preliminary Economic Analysis. As time permits, the Company will also work on advancing the Trout Creek gold project, Lander County, Nevada.

South Mountain Project, Owyhee County, Idaho

Under the BeMetals Corporation (TSX-V:  BMET) Option Agreement, BeMetals and Thunder Mountain Gold formed a project team early in 2019 that is focused on advancing the South Mountain Project. This Boise Idaho-based team includes key management of Thunder Mountain Gold Inc., who have coordinated re-establishment of the Project site prior to the start of drilling.  In addition, BeMetals appointed a project manager and project geologist for this team, along with technical and underground support.

BeMetals (BMET) commenced drilling at South Mountain in July of 2019 and drilled twenty-one holes totaling 7,517 feet (2,290 meters) from five underground drilling stations within the Sonneman level. The drilling program was designed to test potential down plunge extensions, and overall continuity to the mineralized zones and confirm the grade distribution of the current polymetallic mineral resource. All of the drill core recovered from the drilling was logged on site and assayed by ALS Chemex. Selected intervals and results are summarized below in Tables 1 and 2.

Long Section of Sonneman Level, (Looking northeast), showing Phase One 21 borehole locations

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

South Mountain Mine History

The limited historic production peaked during World War II when, based on smelter receipts, the production of direct shipped ore totaled as follows:

Metal	Grade	Total Metal
Zinc	14.5%	15,593,100 lbs (7,072,900 Kg)
Silver	10.6 opt (363.4 g/t)	566,440 ozs (17,618,200 grams)
Gold	0.058 opt (1.99 g/t)	3,120 ozs (96,980 grams)
Copper	1.4%	1,485,200 lbs (6,320 Kg)
Lead	2.4%	2,562,300 lbs (1,162,250 Kg)

Anaconda Smelter – Toole Utah - Crude Ore Shipment Head Grades

1941-1953 Total Tons:  53,653 (48,670 tonnes)

In addition to the direct-ship ore, a flotation mill was constructed and operated during the late-1940s and early-1950s.

From the 1954 South Mountain Mill report, recoveries were reported as follows:

1954 South Mountain Mill Report

Metal	Head Grades	Recovery
Zinc	6.7%	80%
Silver	17.5 opt (600 g/t)	85%
Gold	0.02 opt (0.7 g/t)	75%
Copper	3.2%	90%
Lead	1%	90%

These are historic grades and recoveries not confirmed by the Company, but reportedly mined from a small 39,600-ton (35,900 tonnes) copper rich block in the Texas zone.

South Mountain Mines Inc. (an Idaho Corporation) owned the patented claims from 1975 to the time the Company purchased the entity in 2007. They conducted extensive exploration work including extending the Sonneman Level by approximately 1,500 feet to intercept the down-dip extension of the Texas sulfide mineralization mined on the Laxey Level approximately 400 feet up-dip from the Sonneman.  High grade sulfide mineralization was intercepted and confirmed on the Sonneman Extension.  In 1985 South Mountain Mines Inc. completed a feasibility study based on historic and newly developed ore zones exposed in their underground workings and drilling.  Although they determined positive economics, and that the resource was still open at depth with a large upside potential, the project was idled and placed into care and maintenance.

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

In 2009, the Company contracted a third-party consulting firm that incorporated  all the new drill and sampling data into an NI 43-101 Technical Report.  This report was completed as part of the Company’s dual listing on the TSX Venture Exchange in 2010.  The Company is also traded in the U.S. on the OTCQB under ticker THMG.

In January of 2018, the Company engaged Hard Rock Consulting LLC (HRC) from Denver, Colorado to update the South Mountain Project 43-101. HRC concluded that significant potential exists to increase the known mineral resource with additional drilling, as well as to upgrade existing mineral resource classifications with additional infill drilling.  HRC also determined that the conceptual geologic model is sound, and, in conjunction with drilling results, indicates that mineralization is essentially open in all directions, and is continuous between underground levels and extends to the surface.

Hard Rock Consulting also noted that:

•THMG technical staff has thorough understanding of the geology of the South Mountain Project, and that the appropriate deposit model is being applied for exploration.

•Because the Project is largely located on and surrounded by private land, it greatly simplifies Project approvals compared to mining projects involving public lands.

•Initial metallurgical testing demonstrates that the South Mountain massive sulfide mineralization is amenable to differential flotation and concentration.

•The current mineral resource at the South Mountain Project is more than sufficient to warrant continued planning and development to further advance the Project.

Gold Breccia

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

Phase I Drilling at South Mountain under BeMetals Option Agreement

The principal objectives of the Phase 1 work plan at South Mountain was to test for potential extensions of the mineralized zones and confirm the grade distribution of the current polymetallic mineral resource estimate. The Company has now successfully completed the phase 1 program comprised of 20 underground drill holes for a total of approximately 2,290 meters. Geological logging and sampling of all drill holes have now been completed with all analytical results received. These results have been compiled into the Project’s geological database and will be used to design the phase 2 drilling program for 2020. Following a planned phase 2 drilling program, all new results will be integrated into an updated mineral resource estimation for the Project, expected to be completed towards the end of this year. Further expansion and definition of the DMEA, Texas, and MB4 zones, as well as other targets within reach of underground drill testing from the Sonneman level, provide excellent exploration upside for the 2020 program.

Table 1. BeMetal`s Analytical and Assay Results for the Phase 1 Drilling Program

Drill Hole ID, Zone & Interval	From (m)	To (m)	Core Interval (m)	Zn %	Ag g/t	Au g/t	Pb %	Cu %
DMEA Zone
SM19-002
Interval 1	46.88	57.39	10.51	17.81	226	2.41	1.59	0.16
Interval 2	67.85	71.63	3.78	5.45	145	8.39	0.58	0.15
Interval 3	85.83	96.39	10.56	11.42	123	4.43	0.36	0.52

SM19-003
Interval 1	51.18	75.35	24.17	11.12	267	3.44	3.75	0.29
Including	51.18	60.78	9.60	11.74	437	5.99	8.68	0.38
Including	62.09	75.35	13.26	11.77	169	1.88	0.54	0.25
Interval 2	77.60	81.24	3.64	9.74	331	1.94	1.11	0.34
SM19-005	75.13	86.37	11.23	7.97	128	1.20	0.91	0.24

SM19-006	28.01	43.71	15.70	21.27	147	8.04	0.77	0.30

SM19-007	26.97	39.17	12.20	18.16	122.6	4.41	1.55	0.16

SM19-014
Interval 1	105.31	120.40	15.09	9.59	127.1	1.50	0.69	0.28
Interval 2	138.07	143.88	5.81	4.88	76.9	2.55	0.21	0.12
Interval 3	155.17	158.95	3.78	14.49	145.5	0.37	0.25	0.48
Interval 4	184.40	189.56	5.15	0.28	79.9	2.08	0.15	0.06
Interval 5	250.65	258.94	8.29	8.11	178.7	0.48	0.57	1.73
Interval 6	266.33	268.16	1.83	1.32	158.9	2.56	0.56	0.11
Texas Zone
SM19-010
Interval 1	24.41	31.62	7.21	4.37	155.2	0.13	0.03	2.07
Interval 2	53.11	63.15	10.04	0.40	135.1	0.07	0.01	1.75

* Note: 1.00 meter (m) is equal to 3.28 feet (ft).  One gram per tonne (g/t) is equal to 0.032 ounces per ton (oz/t, or o.p.t.)

Table 2 below shows the latest results received from holes SM19-016, SM19-017 and SM19-018.

Table 2. Drill Holes SM19-016, SM19-017 and SM19-018: Analytical and Assay Results

Drill Hole ID: Zone & Interval	From (m)	To (m)	Core Interval (m)	Zn %	Ag g/t	Au g/t	Pb %	Cu %
DMEA Zone
SM19-016
Interval 1	112.33	132.05	19.72†	0.07	8.39	1.52	0.01	0.002
Interval 2	136.55	146.64	10.09	3.15	151.3	1.68	0.66	0.22
Interval 3	158.27	163.59	5.32†	0.59	46.8	1.81	0.11	0.04
Interval 4	184.18	188.64	4.47†	5.04	482.0	4.27	5.80	0.43
Interval 5	227.32	230.83	3.51	8.85	136.2	0.17	1.25	1.67
MB4 Target Zone
SM19-017
Interval 1	1.37	5.23	3.86*	12.90	314.1	0.26	0.88	1.08
Interval 2	16.32	24.08	7.76*	10.23	91.4	0.07	0.36	0.55
SM19-018
Interval 1	0.00	18.62	18.62*	5.15	73.2	0.11	0.02	0.41
Including	8.53	18.62	10.09*	8.06	97.0	0.15	0.02	0.68

Note: Reported widths in tables 1 & 2 are drilled core lengths as true widths are unknown at this time. It is estimated based upon current data that true widths might range between 60-80% of the drilled intersection. For drill holes SM19-017* and SM19-018* true widths are unknown as these are the first drill intersections of the MD4 target. Intervals cut offs are based upon visual contacts of massive sulfide units with no more than 1.75 meters of internal skarn. For SM19-010 a nominal 0.5% copper cut off has been applied to determine the boundaries of the intersections for this skarn hosted mineralization with no more than 1.4m of internal dilution. For SM19-016† (intervals 1, 3 and 4) a nominal 0.46 g/t gold cut off has been applied to determine the boundaries of the intersections with no internal dilution. For SM19-017 & 018 a nominal 2.4% zinc cut off has been applied to determine the boundaries of the intersections for this skarn hosted mineralization with no more than 2m of internal dilution. (Note: See details below in QA/QC section). 1.00 meter (m) is equal to 3.28 feet (ft).  One gram per tonne (g/t) is equal to 0.032 ounces per ton (oz/t, or o.p.t.)

The above drill holes returned significant intersections of both massive sulfide and skarn styles of mineralization. Important sulfide minerals are pyrrhotite, sphalerite, galena, arsenopyrite and chalcopyrite. During the planned phase 2 campaign at South Mountain, the Company will carry out mineralogy and metallurgical test work studies to confirm historical other previous high-grade results.

Drill holes SM19-015, SM19-019, SM19-020 deviated from the target and did not return the anticipated drill intercepts.  However, this information is valuable in determining to the design and target areas of mineralization in the 2020 phase 2 program. Drill hole SM19-021 was terminated at 10 meters with a significant drill rig break down near the planned conclusion of the phase 1 program.

Figure 1: 3D Perspective View inclined at 20 degrees looking north-north-east, showing locations of rib-sampling, priority target zones, and the phase 1 drill holes and highlighted the recent SM19-016, SM19-017 and SM19-018

Underground core drilling is being conducted to extend and upgrade the South Mountain resource - testing the continuity and down-dip extensions of the high-grade polymetallic massive sulfide zones.  The Company plans additional core drilling in the DMEA and Laxey zones to complete the confirmation and extensional drilling. In addition, there are plans to retrieve bulk samples for metallurgical test work. More than 15,000 feet (4,500 meters) have been drilled at South Mountain and included in the model. The South Mountain historic ore zones remain open down-dip on the zones encountered. The successful drilling and development work prove that the South Mountain resource continues to grow with potential to increase the resource substantially.

2,310,000 ftE
2,310,500 ftE
2,311,000 ftE
2,311,500 ftE
2,312,000 ftE
395,500 ftN
395,000 ftN
394,500 ftN
394,000 ftN
393,500 ftN
N
0
200
metres
Scale: 1:4,000
A
A'
Lower Sonneman Level
2,095m Elevation
Upper Laxey Level
2,180m Elevation
Laxey
Muck Bay #1
Laxey
Muck Bay #3
Muck Bay #4
DMEA
1/2/3
Texas
Target
SM19-017 Interval 1
3.86m @ 12.90% Zn; 314.1g/t Ag; 0.26g/t Au
SM19-017 Interval 2
7.76m @ 10.23% Zn; 91.4g/t Ag; 0.07g/t Au
SM19-018
18.62m @ 5.15% Zn; 73.2g/t Ag; 0.11g/t Au
SM19-016 Interval 1
19.72m @ 0.07% Zn; 8.39g/t Ag; 1.52g/t Au
SM19-016 Interval 2
10.09m @ 3.15% Zn; 151.3g/t Ag; 1.68g/t Au
SM19-016 Interval 3
5.32m @ 0.59% Zn; 46.81g/t Ag; 1.81g/t Au
SM19-016 Interval 4
4.47m @ 5.04% Zn; 482g/t Ag; 4.27g/t Au
SM19-016 Interval 5
3.51m @ 8.85% Zn; 136.2g/t Ag; 0.17g/t Au
SM19-013 (No significant mineralization)
SM19-014 Interval 1
15.09m @ 9.59% Zn; 127.1g/t Ag; 1.50g/t Au
SM19-014 Interval 2
5.81m @ 4.88% Zn; 76.9g/t Ag; 2.55g/t Au
SM19-014 Interval 3
3.76m @ 14.49% Zn; 145.5g/t Ag; 0.37g/t Au
SM19-014 Interval 4
5.15m @ 0.28% Zn; 79.9g/t Ag; 2.08g/t Au
SM19-014 Interval 5
8.29m @ 8.11% Zn; 178.7g/t Ag; 0.48g/t Au
SM19-014 Interval 6
1.83m @ 1.32% Zn; 158.9g/t Ag; 2.56g/t Au
*** Intercepts in grey previously reported in
October 8, 2019 and November 26, 2019 News Release
SM19-019 (No significant mineralization)
SM19-020 (No significant mineralization)
SM19-021 (Abandoned)
SM19-015 (No significant mineralization)
SM19-001 (No significant mineralization)
SM19-007
12.20m @ 18.16% Zn; 122.6g/t Ag; 4.41g/t Au
SM19-006
15.7m @ 21.27% Zn; 147g/t Ag; 8.04g/t Au
SM19-012 (No significant mineralization)
SM19-008 (No significant mineralization)
SM19-004
(No significant
mineralization)
SM19-005
11.23m @ 7.97% Zn;
128g/t Ag; 1.20g/t Au
SM19-003 Interval 1
24.17m @ 11.12% Zn; 267 g/t Ag; 2.41 g/t Au
SM19-003 Interval 2
3.64m @ 9.74% Zn; 331g/t Ag; 1.94g/t Au
SM19-002 Interval 1
10.51m @ 17.81% Zn; 226g/t Ag; 2.41g/t Au
SM19-002 Interval 2
3.78m @ 5.45 % Zn ; 145 g/t Ag ; 8.39 g/t Au
SM19-002 Interval 3
10.56m @ 11.42% Zn; 123g/t Ag; 4.43g/t Au
SM19-009
(No significant mineralization)
SM19-011
(No significant mineralization)
SM19-010 Interval 1
7.21m @ 4.37% Zn; 155.2g/t Ag; 2.07% Cu
SM19-010 Interval 2
10.04m @ 0.40% Zn; 135.1g/t Ag; 1.75% Cu

Thunder Mountain Gold Inc.

South Mountain Deposit, Idaho
Plan View of Underground Workings with Completed Drillholes and Significant Intercepts

A - A'	Cross Section line
	Mineral Target
	Composite Rib Sample Location
	Completed Drill Hole with Intercept
	Topographic Divide Between Levels
	Laxey Level Workings
	Sonneman Level Workings
	Significant Historic Drill Hole Assay

Figure 2: Plan View of the Sonneman & Laxey Levels, South Mountain Deposit,

showing locations of rib-sampling, priority target zones, and drill holes SM19-016, SM19-017 and SM19-018

Figure 3: Plan View of Sonneman & Laxey Levels,

showing locations of previously reported rib sampling

Underground Pre-Development Work Completed in 2012 thru 2014

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

Highlights from 2013-2014 Rib-Sampling Program

•  DMEA Zones 1/2/3; 130 ft. (39.62m) @ 16.76% Zinc (“Zn”), 4.11 ounces per ton (“o.p.t.”) (140.91 grams per tonne (“g/t”)) Silver (“Ag”), 0.089 o.p.t. (3.08 g/t Gold) (“Au”), 0.78% Copper (“Cu”) and 0.38% Lead (“Pb”)

•  Muck Bay #4 Zone; 23 ft. (7.01m) @ 14.69% Zn, 7.18 o.p.t. (246.17 g/t) Ag, 0.34% Cu and 0.65% Pb

•  Laxey Zone; 40 ft. (12.19m) @ 16.44% Zn, 13.97 o.p.t. (478.97 g/t) Ag, 0.020 o.p.t. (0.68 g/t) Au, 0.70% Cu and 0.86% Pb

(Results previously reported in the Company`s annual / quarterly reports; news releases; and the May 2019 independent technical report titled, “National Instrument 43-101 Technical Report Updated Mineral Resource Estimate for the South Mountain Project Owyhee County, Idaho, USA.” 1.00 meter (m) is equal to 3.28 feet (ft).  One gram per tonne (g/t) is equal to 0.032 ounces per ton (oz/t, or o.p.t.))

QUALITY ASSURANCE AND QUALITY CONTROL PROCEDURES

The South Mountain Project employs a rigorous QC/QA program that includes blanks, duplicates and appropriate certified standard reference material. All samples are introduced into the sample stream prior to sample handling/crushing to monitor analytical accuracy and precision. The insertion rate for the combined QA/QC samples is 10 percent or more depending upon batch sizes. ALS Global completed the analytical work with the core samples processed at their preparation facility in Reno, Nevada, U.S.A. All analytical and assay procedures are conducted in the ALS facility in North Vancouver, BC. The samples are processed by the following methods as appropriate to determine the grades; Au-AA23-Au 30g fire assay with AA finish, ME-ICP61-33 element four acid digest with ICP-AES finish, ME-OG62-ore grade elements, four acid with ICP-AES finish, Pb-OG62-ore grade Pb, four acid with ICP-AES finish, Zn-OG62-ore grade Zn, four acid digest with ICP-AES finish, Ag-GRA21-Ag 30g fire assay with gravimetric finish.

Qualified Person – Larry Kornze is the Qualified Person as defined by National Instrument 43-101 responsible for the technical data reported in this report.

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

Jerritt Canyon
Midas
Turquoise
Twin Creeks
Starvation Canyon
Hollister
Meikle
Storm
Betz-Post
Hycroft
Lone Tree
Marigold
Florida Canyon
Phoenix
Emigrant
Fire Creek
Rochester
Pipeline
Cortez Hills
Bald Mountain
Trout Creek
Reno
Ruby Hill, Eureka
Pan
Robinson
Comstock Lode
Denton-Rawhide
Round Mountain
Borealis
Sterling
Las Vegas

The Project is located approximately 155 air miles northeast of Reno, Nevada, or approximately 20 miles south of Battle Mountain, Nevada, in Sections 10, 11, 14, 16, 21, 22, 27; T.29N.; R.44E. Mount Diablo Baseline & Meridian, Lander County, Nevada. Latitude:   40    23’ 36” North, Longitude: 117   00’ 58” West. The property is generally accessible year-round by traveling south from Battle Mountain Nevada on state highway 305, which is paved.

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

Employees

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement, the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at December 31, 2019 and 2018 represent the balances deferred prior to the BeMetals agreement and are as follows:  Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

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

During the three months and nine-month periods ended December 31, 2019, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Holders:

As of December 31, 2019, there were approximately 1,468 shareholders of record of the Company’s common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Transfer Agent:

Our independent stock transfer agent in the United States is Computershare Shareholder Services, located at 8742 Lucent Blvd., Suite 225, Highlands Ranch, CO 80129. In Canada, our Agent is Computershare, TORU - Toronto, University Ave, 100 University Ave, 8th Floor, Toronto, ON M5J 2Y1, CANADA

Dividends:

No dividends were paid by the Registrant in 2019 or 2018, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

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

The Company commenced advancement of the South Mountain Project in 2019 with BeMetals Corp. – Vancouver B.C. (TSX-V: BMET) – under an option agreement to complete the pre-development work and produce a preliminary economic analysis (PEA).  The Company’s plan of operation for the next twelve months is to continue supporting BeMetals Corp. during their option period and help ensure that the South Mountain PEA is completed on schedule and within budget.

Results of Operations:

In 2019, the Company received $350,000 in cash and shares of BeMetals common stock with a fair value of $1,883,875 on the date of receipt.  A gain on mineral interest of $1,754,398 was recognized for the excess of consideration received over the carrying value amount of the Company’s investment in the South Mountain project of $479,477. In addition, the Company earned $200,000 in management services income during the for the year ended December 31, 2019 in accordance with the BeMetals agreement.

Total operating expenses for the year ended December 31, 2019 of $695,295 increased from the same respective time frame ending 2018 by $87,502 or 14%. Exploration expenses for the twelve months ended December 31, 2019 decreased by $179,041 when compared to same period in 2018. This decrease can be attributed to the engagement of Hard Rock Consulting LLC to update the NI 43-101 in 2018. In addition, starting in June 2019, BeMetals has reimbursed the Company for exploration and other costs.   Legal and accounting costs increased from the same period in 2018 by $17,213 for a total of $135,015.  Management and administrative expense increased by $265,445 or 113% principally due to stock options compensation of $117,088 issued to our officers and directors in March 2019, and due to additional expenses incurred with the BeMetals agreement in 2019.

Liquidity and Capital Resources:

The consolidated financial statements for the year ended December 31, 2019 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the period ended December 31, 2019, we have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

The liquidity of the Company was enhanced on February 27, 2019 when the Company entered into the BeMetals Option Agreement with BeMetals Corp., and BMET USA, a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  Through December 31, 2019, cash proceeds of $350,000 and $250,000 in exchange for shares of the Company’s common stock have been received.   BeMetals also agreed to pay the Company $25,000 per month for management services.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

BeMetals issued 10 million BMET common shares (Consideration Shares) to TMRI in May 2019.   The fair value of the shares on the transaction date was $1,883,875.  These shares include certain resale restrictions, including a hold period, under applicable Securities Laws in addition to the restrictions set out in section 4.6 of the BeMetals Option Agreement.

The Company has historically incurred losses, however, under the BeMetals Option Agreement, the Company now has a recurring source of revenue, and its ability to continue as a going concern is no longer just dependent on equity capital raises and borrowings.  The Company believes it has the ability to raise capital in order to fund its future exploration and working capital requirements if necessary.

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

In addition to the BeMetals Corp. Option Agreement, we believe that the Company will be able to meet its financial obligations by the following:

•February 25, 2020, we had $163,399 cash in our bank accounts.

•We do not include in this consideration any option payments mentioned below.

•Management is committed to manage expenses of all types to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

•The Company will also consider other sources of funding, including potential mergers and/or additional farm-out of its other exploration property.

For the year ended December 31, 2019, net cash used in operating activities was $316,295, consisting of net income of $1,087,083 offset by the non-cash items (including a noncash gain on mineral interest of $1,754,398) and changes in current assets and current liabilities. Cash provided by investing activities for the year ended December 31, 2019 totaled $350,000 from the receipt of $350,000 under the BeMetals Option Agreement. Net cash received financing activities was $250,000 from the sale of shares of the Company’s common stock, additional borrowings of $40,000, less payment on borrowings of $70,000 and distribution to non-controlling interest of $5,000.

Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough cash to complete our exploration programs, we will attempt to raise additional funds from a public offering, a private placement, mergers, farm-outs or loans.

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

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years
Acree Lease (yearly, June)(1)	$16,950	$3,390	$6,780	$3,390	$ -
Lowry Lease (yearly, October)(1)(2)	$56,400	$11,280	$22,560	$11,280	$ -
OGT LLC(3)	$35,000	$5,000	$10,000	$10,000	$ 5,000
Total	$108,350	$19,670	$39,340	$24,670	$ 5,000

(1)Amounts shown are for the lease periods years 12 through 16, a total of 4 years that remains after 2019. Lease was extended an additional 10 years at $30/acre after 2014.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	26

Consolidated Balance Sheets at December 31, 2019 and 2018	27

Consolidated Statements of Operations
for the years ended December 31, 2019 and 2018	28

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018	29

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended
December 31, 2019 and 2018	30

Notes to Consolidated Financial Statements	31 - 41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Thunder Mountain Gold, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ DeCoria, Maichel & Teague, P.S.

We have served as the Company’s auditor since 2005.

Spokane, Washington

March 20, 2020

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets
	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$ 252,415	$ 3,710
Prepaid expenses and other assets	18,824	29,425
Total current assets	271,239	33,135
Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $156,694 and $124,384, respectively	25,911	58,221
Total property and equipment	306,244	338,554

Right to use asset (Note 11)	16,625
Investment in BeMetals, at fair value (Note 4)	1,735,830	-
Mineral interests (Note 3)	-	479,477
Total assets	$ 2,329,938	$ 851,166

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other accrued liabilities	$ 96,973	$ 138,092
Accrued related party liability (Note 7)	216,685	241,685
Accrued interest payable to related parties (Note 6)	73,343	52,787
Operating lease liability – current (Note 11)	15,265	-
Advance from BeMetals (Note 3)	78,539	-
Deferred compensation (Note 7)	1,041,500	1,041,500
Related parties notes payable (Note 6)	106,576	126,576
Total current liabilities	1,628,881	1,600,640

Operating lease liability – long-term (Note11)	1,360	-
Accrued reclamation costs	65,000	65,000
Total liabilities	1,695,241	1,665,640

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,145,579 and 57,645,579, respectively shares issued and outstanding	60,146	57,646
Additional paid-in capital	6,176,576	5,811,988
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(5,751,527)	(6,833,610)
Total Thunder Mountain Gold, Inc stockholders' equity (deficit)	460,995	(988,176)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,702	173,702
Total stockholders' equity (deficit)	634,697	(814,474)
Total liabilities and stockholders' equity (deficit)	$ 2,329,938	$ 851,166

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018

Revenues:
Gain on mineral interest (Note 3)	$1,754,398	$-
Management service income	200,000	-
Total revenues	1,954,398	-

Operating expenses:
Exploration	26,773	205,814
Legal and accounting	135,015	117,802
Management and administrative	501,197	235,752
Depreciation	32,310	48,425
Total operating expenses	695,295	607,793

Net operating income (loss)	1,259,103	(607,793)

Other income (expense):
Interest expense, related parties	(21,290)	(28,739)
Unrealized loss on investment	(148,045)	-
Other	(2,685)	3,845
Total other income (expense)	(172,020)	(24,894)

Net income (loss)	1,087,083	(632,687)
Net income – noncontrolling interest in Owyhee Gold Trust	5,000	5,000
Net income (loss) – Thunder Mountain Gold, Inc.	$1,082,083	$(637,687)

Net income (loss) per common share-basic and diluted	$0.02	$(0.01)

Weighted average common shares outstanding-basic	59,042,839	57,208,045
Weighted average common shares outstanding-diluted	59,329,735	57,208,045

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,087,083	$(632,687)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	32,310	48,425
Stock based compensation	117,088	-
Amortization of related party notes payable discount	-	8,889
Gain on mineral interest	(1,754,398)	-
Unrealized loss on investment	148,045	-
Change in:
Prepaid expenses and other assets	10,601	(952)
Accounts payable and other accrued liabilities	(31,119)	45,781
Accrued related party liability	(25,000)	60,372
Accrued interest payable to related parties	20,556	19,849
Advance from BeMetals	78,539
Deferred compensation	-	170,000
Net cash used by operating activities	(316,295)	(280,323)

Cash flows from investing activities:
Proceeds from mineral interest (Note 3)	350,000	-
Net cash provided by investing activities	350,000	-

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	250,000	252,988
Borrowings on related parties notes payable	40,000	-
Payments on related parties notes payable	(70,000)	-
Distribution to noncontrolling interest	(5,000)	(5,409)
Net cash provided by financing activities	215,000	247,579

Net increase (decrease) in cash and cash equivalents	248,705	(32,744)
Cash and cash equivalents, beginning of year	3,710	36,454
Cash and cash equivalents, end of year	$252,415	$3,710

Supplemental disclosure of cash flows information:
Interest paid in cash	$736	$-

Noncash financing and investing activities:
Common stock and warrants issued for payment of related parties notes payable and accrued interest	$-	$104,012
Investment in BeMetals received for mineral interest (Note 3)	1,883,875	-
Accounts payable settled with related party notes payable (Note 6)	10,000	-
Operating lease liability arising from obtaining right to use asset (Note 11)	29,617	-

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the years ended December 31, 2019 and 2018

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest in OGT	Total
	Shares	Amount

Balances at December 31, 2017	55,095,579	$55,096	$5,457,538	$(24,200)	$(6,195,923)	$174,111	$(533,378)

Shares and warrants issued for cash	1,807,057	1,807	251,181	-	-	-	252,988
Shares and warrants issued for payment of related parties notes payable and accrued interest	742,943	743	103,269				104,012
Distribution to noncontrolling interest	-	-	-	-	-	(5,409)	(5,409)
Net income (loss)	-	-	-	-	(637,687)	5,000	(632,687)
Balances at December 31, 2018	57,645,579	57,646	5,811,988	(24,200)	(6,833,610)	173,702	(814,474)

Shares issued for cash	2,500,000	2,500	247,500	-	-	-	250,000
Stock based compensation	-	-	117,088	-	-	-	117,088
Distribution to noncontrolling interest	-	-	-	-	-	(5,000)	(5,000)
Net income (loss)	-	-	-	-	1,082,083	5,000	1,087,083

Balances at December 31, 2019	60,145,579	$60,146	$6,176,576	$(24,200)	$(5,751,527)	$173,702	$634,697

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

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from Thunder Mountain Resources, Inc. (“TMRI”), both wholly owned subsidiaries of the Company. The term of the agreement is for two years, with an option to extend to three years, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  Through December 31, 2019, cash proceeds of $350,000 and $250,000 in exchange for shares of the Company’s common stock have been received by the Company.   In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  See Note 3 for further information.

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has historically incurred losses, however, under the BeMetals Option Agreement (Note 3), the Company now has a recurring source of revenue, and its ability to continue as a going concern is no longer dependent on equity capital raises and borrowings.  However, if necessary, the Company continues to have the ability to raise additional capital in order to fund its future exploration and working capital requirements. The Company’s plans for the long-term continuation as a going concern include operating on the cash flows and consideration payments provided under the BeMetals Option Agreement.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.   The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2019, the Company has one financial asset, investment in equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange.  The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment in equity security and related party notes payable the carrying value of which approximates fair value based on the nature of those instruments.

Investments

The Company determines the appropriate classification of investments at the time of acquisition and re-evaluates such determinations at each reporting date. Equity securities determined to be marketable are carried at fair value determined using Level 1 fair value measurement inputs with the change in fair value recognized as unrealized gain (loss) in the consolidated statement of operations each reporting period. Gains and losses on the sale of securities are recognized on a specific identification basis.

Mineral Interests

The Company capitalizes costs for acquiring mineral interests, and expenses costs to maintain mineral rights and leases as incurred.  Exploration costs are expensed in the period in which they occur.  Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method based on periodic estimates of ore reserves. Mineral interests are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment.

If a mineral interest is abandoned or sold, its capitalized costs are charged to operations.  Consideration received by the Company pursuant to joint ventures or purchase option agreements is applied against the carrying value of the related mineral interest.  When and if payments received exceed the carrying value, the excess amount is recognized as a gain in the consolidated statement of operations in the period the consideration is received.

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

Share-Based Compensation

Share-based payments to employees and directors, including grants of employee stock options, are measured at fair value and expensed in the consolidated statement of operations over the vesting period.

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842).  The update modified the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases.  The update was effective for fiscal years beginning after December 15, 2018, with early adoption permitted.  Adoption of this update as of January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.  The Company entered into an operating lease in February 2019 that was subject to the accounting proscribed by this update.  See Note 11.

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

For the year ended December 31, 2019, stock options of 960,000 are included in and 4,075,000 are excluded from the calculation of diluted income per share. Options are excluded because their exercise prices were greater than the average trading price of the Company’s common stock for the year.    For the year ended December 31, 2018, stock options of 3,710,000 and warrants of 1,275,000 are excluded in the calculation of diluted income per share as their effect would have been anti-dilutive due to the net loss recognized in that period.

2.  Mineral Interest Commitments

The Company has two lease arrangements with landowners that own land parcels adjacent to the Company’s South Mountain patented and unpatented mining claims.  The leases were originally for a seven-year period, with annual payments of $20 per acre.  The leases were renewed for an additional 10 years at $30 per acre paid annually; committed payments are listed in the table below. The leases have no work requirements.

Annual Payment
Acree Lease (June)	$3,390
Lowry Lease (October)	11,280
Total	$14,670

The Company has 78 unpatented claims (1,600 acres) in the Trout Creek area and 21 unpatented claims in the South Mountain area. The claim fees are paid on these unpatented claims annually as follows:

Target Area	2019
Trout Creek -State of Nevada	$12,090
Trout Creek -Lander County, Nevada	940
South Mountain-State of Idaho	3,255
Total	$16,285

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

•Tranche 3: cash payment of $250,000 on or before the 6-month anniversary of the Tranche 2. Payment was received on December 10, 2019 and is nonrefundable.

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

The “Tranche 2 Completion Date” as defined by the Option Agreement was subject to several conditions, including, among other things:

•all requisite consents and regulatory approvals, including exchange approval;

•approval of the shareholders of THMG which was received from 53.24% of shareholders holding or controlling the issued and outstanding shares of the Company as of February 28, 2019;

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

To date, the Company has received consideration of $350,000 in cash and shares of BeMetals common stock with a fair value of $1,883,875 when received.  Prior to the agreement, the carrying value of the Company’s investment in the South Mountain mineral interest was $479,477. The Company recognized a gain on mineral interest of $1,754,398 during the year ended on December 31, 2019.

Concurrent with the BeMetals Option Agreement, BMET USA and SMMI entered into a management contract whereby BeMetals will pay $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $200,000 was recognized for the year ended December 31, 2019.

BeMetals provides funding to SMMI for ongoing project expenses, including office lease payments.    Under the terms of the Option Agreement, SMMI’s management provides BeMetals a request for fund monthly to cover the upcoming month’s expenses.   At December 31, 2019, advances received from BeMetals that have not yet been spent total $73,343.

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

	Years Ended December 31,
	2019	2018
Balance at beginning of period	$173,702	$174,111
Distribution to non-controlling interest	(5,000)	(5,409)
Net income attributable to noncontrolling interest	5,000	5,000
Balance at end of period	$173,702	$173,702

4.  Investment in Equity Security

In 2019 in connection with the BeMetals Option Agreement (see Note 3), the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875 when received.  These shares include certain resale restrictions, including a hold period.   At December 31, 2019, the fair value of the shares is $1,735,830.  For the year ended December 31, 2019, the Company recognized an unrealized loss for the change in fair value of the investment of $148,045.

5.  Property and Equipment

The Company’s property and equipment are as follows:

	December 31,
	2019	2018
Vehicles	$22,441	$22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(156,694)	(124,384)
	25,911	58,221
Land	280,333	280,333
Total Property and Equipment	$306,244	$338,554

6.  Related Parties Notes Payable

At December 31, 2018, the Company had notes payable balances of $56,768 and $69,808 with Eric Jones, the Company’s President and Chief Executive Officer and Jim Collord, the Company’s Vice President and Chief Operating Officer, respectively.  These notes, as amended, bear interest at 1.0% to 2.0% per month and were due December 31, 2019.

2019 Activity:

On February 14, 2019 and May 9, 2019, Mr. Jones loaned an additional $10,000 (in exchange for an accounts payable balance due to him) and $30,000 in cash, respectively, at an interest rate of 1.5% per month and initially payable in full on June 30, 2019.  These notes were extended to December 31, 2019.   During the year ended December 31, 2019, Mr. Jones and Mr. Collord were each paid $30,000 reducing their notes payable balances. The notes payable balances to Mr. Jones and Mr. Collord were $66,768 and $39,808, respectively, for the year ended December 31, 2019.   On December 31, 2019, all note balances due to Mr. Jones and Mr. Collord were amended changing the payment due date to December 31, 2020.

On January 18, 2019, the Company executed a promissory note payable with Paul Beckman, a director of the Company.  The amount of the note was $10,000 at an interest rate of 1.5% per month.  The amount was paid in full on June 17, 2019 with interest expense of $736.

2018 Activity:

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

7.Related Party Transactions

In addition to the related parties notes payable discussed in Note 6, the Company had the following related party transactions:

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at December 31, 2019 and 2018 represent the balances deferred prior to the BeMetals agreement and are as follows:  Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

The Company engaged Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services in 2018.  In advance of the BeMetals transaction Mr. Baird withdrew Baird Hanson LLP as counsel to avoid any appearance of a conflict with the then-proposed BeMetals Corp. transaction. During the year ended December 31, 2018, the Company incurred $65,530 in legal expense with Mr. Baird. There was no expense for the year ended in 2019.  At December 31, 2019 and December 31, 2018, the balance due to Baird was $216,685 and $241,685, respectfully.

Since 2017, Eric Jones has advanced funds to the Company for operating expenses. The balance of Mr. Jones’ advances at December 31, 2019 and December 31, 2018 was $17,046 and $20,971, respectively; the balances are included in accounts payable and other accrued liabilities on the consolidated balance sheet. At December 31, 2019 and December 31, 2018, the Company has a payable to Jim Collord of $30,476 and $33,167, respectively, attributed to reimbursement of expenses for the SMMI project.   The balances are included in accounts payable and other accrued liabilities on the consolidated balance sheet.

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

During the year ended December 31, 2019, as per the agreement, BeMetals purchased 2,500,000 shares of the Company’s common stock for $250,000 in cash.  See Note 3.

At December 31, 2019 and December 31, 2018, the Company has outstanding warrants for purchase of shares of common stock of nil and 1,275,000, respectively.  During the year ended December 31, 2019, no warrants were issued or exercised, and 1,275,000 warrants with an exercise price of $0.20 expired unexercised.

9.Stock Options

The Company has a Stock Incentive Plan (the “SIP”) that provides for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock awards, and incentive awards to eligible individuals including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.  The SIP has a fixed maximum percentage of 10% of the Company’s outstanding shares  The SIP also has terms and limitations, including that the exercise price for stock options and stock appreciation rights granted under the SIP must equal the stock’s fair value, based on the closing price per share of common stock, at the time the stock option or stock appreciation right is granted.

In March 2019 the Company granted 1,325,000 stock options to officers and directors of the Company. The options are exercisable on or before March 25, 2024 and have an exercise price of $0.09.  The fair value of the options was determined to be $117,088 using the Black Scholes model.  The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the year ended December 31, 2019.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

Stock price	$0.09
Exercise price	$0.09
Expected volatility	209.5%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	2.21%

The following is a summary of the Company’s options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2017	4,700,000	0.09
Granted	-	-
Expired	(990,000)	(0.07)
Outstanding and exercisable at December 31, 2018	3,710,000	$0.09
Granted	1,325,000	$0.09
Expired	-	-
Outstanding and exercisable at December 31, 2019	5,035,000	$0.09

The average remaining contractual term of the options outstanding and exercisable at December 31, 2019 was 2.03 years.  As of December 31, 2019, options outstanding and exercisable had a $19,200 aggregate intrinsic value.

10. Income Taxes

The Company did not recognize a tax provision for the year ended December 31, 2019 due to the availability of net operating loss carryforwards.  The Company did not recognize a tax benefit for the year ended December 31, 2018 due to ongoing net losses.

At December 31, 2019 and 2018, net deferred tax assets were calculated based on expected blended future tax rates of 26.7% including both federal and Idaho state components.  Significant components of net deferred tax assets at December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$1,448,900	$1,935,200
Share-based compensation	90,800	59,500
Deferred compensation	278,000	278,000
Investments	39,500	-
Mineral properties	212,400	89,700
	2,069,600	2,362,400
Deferred tax liabilities:
Investment in OGT	(146,800)	(146,500)
Net deferred tax assets	1,922,800	2,215,900
Less valuation allowance	(1,922,800)	(2,215,900)
Net deferred tax asset	$-	$-

At December 31, 2019 and 2018, the Company had net deferred tax assets which were fully reserved by valuation allowances as management cannot determine that it is more likely than not that the Company will realize the benefits of the net deferred tax asset.

The income tax benefit shown in the financial statements for the years ended December 31, 2019 and 2018 differs from the federal statutory rate as follows:

	2019		2018
(Provision) benefit at statutory rates	$(228,300)	(21.0)%	$132,900	21.0%
State taxes	(61,800)	(5.7)%	7,500	1.2%
Miscellaneous permanent differences	(600)	(0.1)%	500	0.1%
Change in prior year tax estimates	(2,400)	(0.2)%	26,400	4.1%
Change in valuation allowance	293,100	27.0%	(167,300)	(26.4)%
Total	$-	-%	$-	-%

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized.  The Company is subject to possible tax examinations for the years 2017 through 2019.  Prior year tax attributes could be adjusted by taxing authorities.  If applicable, the Company will deduct interest and penalties as interest expense on the financial statements.

11.  Leases

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company implemented this standard effective January 1, 2019. Upon implementation of the new guidance, the Company had no leases that met the classification criteria.

In February 2019, the Company entered into an operating lease for its office that met the criteria of the update.  A liability and right-of-use asset of $29,617 was recognized on the lease inception date.  To calculate the liability and right of use asset, the Company utilized an 8.0% incremental borrowing rate to discount the future rent payments of approx. $1,300 per month over the lease term of 2.0 years.   The lease contains no renewal option.

As of December 31, 2019, total future payments required through the remaining lease term of 1.09 years are as follows:

For the 12 months ending December 31,
2020	$16,369
2021	1,369
Total	17,738
Less imputed interest	(1,113)
Net lease liability	$16,625
Current portion	(1,360)
Long term	$15,265

For the years ended December 31, 2019, costs relating to the operating lease were recognized in the consolidated statements of operations as follows:

Base rent pursuant to lease agreement	$14,437
Variable lease costs	5,156
Total	19,593
Less lease costs reimbursed by BeMetals (see Note 3)	(12,631)
$6,962

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2019, there were no changes in independent audit firms or consulting firms who provide accounting assistance.

During the year ended December 31, 2019, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

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

Our Chief Executive Officer and Chief Financial Officer have also determined that the disclosure controls and procedures were effective to ensure that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that internal control over financial reporting was effective as of December 31, 2019, based on these criteria.

Changes in internal controls over financial reporting

During the quarter ended December 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section sets forth certain information with respect to the Company’s current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2019.

Directors and Executive Officers:

Name	Age	Position with the Company	Director Since
Eric T. Jones	57	President, Chief Executive Officer, Director	March 2006
E. James Collord	73	Vice-President, Chief Operating Officer, Director	Since 1978
Paul Beckman	66	Director	February 2017
Ralph Noyes	72	Director	May 2016
Douglas J. Glaspey	67	Director	June 2008
Joseph H. Baird	65	Director	January, 2014
Larry D. Kornze	72	Director	January 2013
James A. Sabala	65	Director	October 2016
Larry Thackery	61	CFO	January 2013

Background and experience:

Eric T. Jones – President and Chief Executive Officer - has over 30 years of mining, and financial experience, with a B.S. in Geological Engineering from the University of Idaho.  Mr. Jones joined the Board of Thunder Mountain Gold in 2006, the management team in 2008, and was appointed President and Chief Executive Office in 2011 by the Board.  Prior to that, Mr. Jones served as Chief Financial Officer, and Vice President of Investor Relations, and Secretary/Treasurer. From 1994 to 1997, Mr. Jones was General Manager at Dakota Mining`s Stibnite Mine gold heap leach operation in central Idaho.  He has held management positions for Hecla Mining at their Yellow Pine Mine, Stibnite, Idaho, and Environmental Manager at their Rosebud Mine, Lovelock, Nevada.  Prior to working with Hecla, Eric was the mine engineer at the Cactus Gold Mine in southern California and has worked throughout the western U.S. in both precious metals and oil and gas exploration.

James Collord has a MS degree in exploration geology from the Mackay School of Mines, University of Nevada, Reno (1980).  He has been a mining professional for 42 years, employed in a variety of capacities, including mill construction superintendent, exploration geologist, mine construction and reclamation manager, and in environmental and lands management.  During the period 1975 through 1997, Mr. Collord worked for Freeport Exploration where he worked with a successful exploration team that discovered several Nevada mines.  Later in his Freeport career, he managed mining operations and lead permitting efforts at the Big Springs and Jerritt Canyon Mines.  For the period 1997 through 2005, Mr. Collord was Environmental and Lands Superintendent at Cortez Gold Mines, a large Nevada mine that was a joint venture between Placer Dome and Kennecott Minerals. After retirement from Cortez, and until his employment by Thunder Mountain Gold, Inc. in April 2007, he managed the Elko offices for environmental and hydrogeologic consulting groups. He is the grandson of Daniel C. McRae, the original locator of the gold mines in the Thunder Mountain Gold Mining District in the early 1900s.

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

Significant Employees:

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement, the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at December 31, 2019 and 2018 represent the balances deferred prior to the BeMetals agreement and are as follows:  Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the Directors’ duties associated with the Company's business. There are currently no other compensation arrangements for the Company’s Directors. The following table provides certain summary information for the fiscal year ended December 31, 2019 and 2018 concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers, including the Directors of the Company:

						Incentive	Deferred	All Other
				Stock	Option	Plan	Compensation	Compensation/
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Directors Fee	Total
Position	Year	($US)	($US)	($US)	($US)	($US)	($US)	($US)	($US)
Jim Collord,	2019	42,500			10,800				$ 53,300
V.P./COO	2018	70,000			-				$ 70,000

Eric T. Jones	2019	82,500			10,800				$ 93,300
President/CEO	2018	70,000			-				$ 70,000

Paul Beckman	2019				14,400				$ 14,400
Director	2018	-	-	-	-	-	-	-	$ -

Larry Thackery	2019	52,500			10,800				$ 63,300
CFO	2018	42,000			-				$ 42,000

Doug Glaspey	2019				14,850				$ 14,850
Director	2018				-				$ -

Larry Kornze	2019				10,800				$ 10,800
Director	2018				-				$ -

Joseph Baird	2019				10,800				$ 10,800
Director	2018				-				$ -

Ralph Noyes	2019				18,450				$ 18,450
Director	2018				-				$ -

James A. Sabala	2019				17,550				$ 17,550
Director	2018	-	-	-	-	-	-		$ -

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

Employment Contracts:

During 2019, there were three Company employees - Eric Jones, Jim Collord, and Larry Thackery.  They were employed per resolution of the Board and other than a monthly salary, plus normal burden, there are no other contractual understandings in the resolutions.  Each is reimbursed for the use of personal office equipment and phones, and Jim and Eric are reimbursed for health insurance and related costs up to a set maximum amount, when the Company is financially able to cover the reimbursements.

Share-Based Payments:

The Company did not grant any stock options in the year ended December 31, 2018.

In March 2019 the Company granted 1,325,000 stock options to officers and directors of the Company. The options are exercisable on or before March 25, 2024 and have an exercise price of $0.09.  The fair value of the options was determined to be $117,088 using the Black Scholes model.  The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the year ended December 31, 2019.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2019, by:

•the Company’s named executive officers;

•the Company’s directors;

•all of the Company’s executive officers and directors as a group; and each person who is known to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class(1)	Amount Stock Option Ownership	Percent of Stock Options
Directors and Executive Officers
E. James Collord – VP/COO/Dir	2,260,705(2)(3)	3.76%	770,000	15.29%
Eric T. Jones – President/CEO/Dir	2,330,000(2)	3.87%	770,000	15.29%
Paul Beckman - Dir	9,825,000(4)	16.34%	160,000	3.18%
Doug Glaspey - Dir	150,000(2)	0.25%	460,000	9.14%
Larry D. Kornze - Dir	-	-	400,000	7.94%
James A. Sabala - Dir	-	-	445,000	8.84%
Joseph H. Baird - Dir	2,000,000(2)	3.33%	520,000	10.33%
Ralph Noyes - Dir	-	-	605,000	12.02%
Larry Thackery - CFO	290,000(2)	0.48%	320,000	6.36%
All current executive officers and directors as a group	16,855,705	28.03%	4,450,000	88.38%

(1) Based on 60,145,579 shares of common stock issued and outstanding as of December 31, 2019.

(2) Sole voting and investment power.

(3) Includes 50,000 shares held in trust for Mr. Collord’s son, Jerritt Collord.

(4) Includes 5,000,000 shares held in P & F Development, a Private Company.

As of December 31, 2019, the number of shares of common stock that can be sold by officers, directors, principal shareholders, and others pursuant to Rule 144 was 60,145,579.

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

The Company engaged Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services in 2018.  In advance of the BeMetals transaction Mr. Baird withdrew Baird Hanson LLP as counsel to avoid any appearance of a conflict with the then-proposed BeMetals Corp. transaction. During the year ended December 31, 2018, the Company incurred $65,530 in legal expense with Mr. Baird. There was no expense for the year ended in 2019.  At December 31, 2019 and December 31, 2018, the balance due to Baird was $216,685 and $241,685, respectfully.

On December 18, 2018 Eric Jones advanced funds to the Company for operating expenses in the amount of $10,000. The balance of Mr. Jones’ advances at December 31, 2018 was $20,971 and is included in accounts payable and other accrued liabilities on the consolidated balance sheet.

During the year ended December 31, 2019, we had the following transactions with related parties:

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at December 31, 2019 and 2018 represent the balances deferred prior to the BeMetals agreement and are as follows:  Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

The Company engages Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services. There was no expense for the year ended in 2019.  At December 31, 2019 , the balance due to Baird was $216,685.

Since 2017, Eric Jones has advanced funds to the Company for operating expenses. The balance of Mr. Jones’ advances at December 31, 2019 was $17,046; the balance is included in accounts payable and other accrued liabilities on the consolidated balance sheet. At December 31, 2019, the Company has a payable to Jim Collord of $30,476, attributed to reimbursement of expenses for the SMMI project.   The balance is included in accounts payable and other accrued liabilities on the consolidated balance sheet.

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

Director Independence

On December 31, 2019 Douglas Glaspey, Larry Kornze, James A. Sabala, Ralph Noyes, and Paul Beckman are independent Members of the Board of Thunder Mountain Gold Inc.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2019, as provided by DeCoria, Maichel and Teague, P.S. We expect that DeCoria, Maichel and Teague, P.S. will serve as our auditors for fiscal year 2019. DM-T has served as an independent auditor for the Corporation since the fiscal year ended December 31, 2005. This firm is experienced in the field of accounting and is well qualified to act in the capacity of auditors.

Year Ended	December 31, 2019	December 31, 2018
Audit fees (1)	$36,336	$36,764
Audit-related fees (2)	1,185	-
Tax fees (3)	7,750	8,240
All other fees (4)	1,225	-
Total Fees	$46,496	$45,004

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

101**

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and (v) Notes to Financial Statements

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

Date: March 20, 2020

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

      /s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date: March 20, 2020