Form 10-Q
period 2020-03-31
THUNDER MOUNTAIN GOLD INC
filed 2020-05-15
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May 1, 2020:  60,145,579

2

TABLE OF CONTENTS

Item 1 – Financial Statements3

Item 2.  Management's Discussion and Analysis or Plan of Operation15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk29

Item 4.  Controls and Procedures29

PART II – OTHER INFORMATION30

Item 1.  Legal Proceedings.30

Item 1A. Risk Factors.30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.30

Item 3.  Defaults Upon Senior Securities.30

Item 4.  Mine Safety Disclosures30

Item 5.  Other Information30

Item 6.  Exhibits31

SIGNATURES32

Item 1 – Financial Statements

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets (Unaudited)
March 31, 2020 and December 31, 2019
	March 31, 2020	December 31, 2019
ASSETS

Current assets:
Cash and cash equivalents	$ 127,157	$ 252,415
Prepaid expenses and other assets	34,321	18,824
Total current assets	161,478	271,239

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $161,933 and $156,694, respectively	20,672	25,911
Total property and equipment	301,005	306,244

Right to use asset	12,917	16,625
Investment in BeMetals, at fair value (Note 4)	949,559	1,735,830
Total assets	$ 1,424,959	$ 2,329,938

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and other accrued liabilities	$ 88,940	$ 96,973
Accrued related party liability (Note 7)	216,685	216,685
Accrued interest payable to related parties (Note 6)	77,140	73,343
Operating lease liability – current	12,917	15,265
Advance from BeMetals (Note 3)	42,540	78,539
Deferred officer compensation (Note 7)	1,041,500	1,041,500
Related parties notes payable (Note 6)	106,576	106,576
Total current liabilities	1,586,298	1,628,881

Operating lease liability – long-term	-	1,360
Accrued reclamation costs	65,000	65,000
Total liabilities	1,651,298	1,695,241

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,145,579 shares issued and outstanding	60,146	60,146
Additional paid-in capital	6,329,156	6,176,576
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(6,765,143)	(5,751,527)
Total Thunder Mountain Gold, Inc stockholders' equity (deficit)	(400,041)	460,995
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,702	173,702
Total stockholders' equity (deficit)	(226,339)	634,697
Total liabilities and stockholders' equity (deficit)	$ 1,424,959	$ 2,329,938

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Management service income	$75,000	$-
Total revenues	75,000	-

Operating expenses:
Exploration	3,318	8,617
Legal and accounting	28,459	89,011
Management and administrative	262,150	181,227
Depreciation	5,239	8,080
Total operating expenses	299,166	286,935

Net operating income (loss)	(224,166)	(286,935)

Other income (expense):
Interest expense, related parties	(3,797)	(5,133)
Unrealized loss on investment	(786,271)	-
Other	618	(1)
Total other income (expense)	(789,450)	(5,134)
Net income (loss)	(1,013,616)	(292,069)
Net income – noncontrolling interest in Owyhee Gold Trust	-	-
Net income (loss) – Thunder Mountain Gold, Inc.	$ (1,013,616)	$ (292,069)

Net income (loss) per common share-basic and diluted	$ (0.02)	$ (0.01)

Weighted average common shares outstanding-basic	60,145,579	57,645,579
Weighted average common shares outstanding-diluted	60,145,579	57,645,579

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,013,616)	$(292,069)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	5,239	8,080
Stock based compensation	152,580	117,088
Amortization of related party notes payable discount	-	-
Unrealized loss on investment	786,271	-
Change in:
Prepaid expenses and other assets	(15,497)	14,031
Accounts payable and other accrued liabilities	(8,033)	24,315

Accrued interest payable to related parties	3,797	5,134
Advance from BeMetals	(35,999)	-
Net cash used by operating activities	(125,258)	(123,421)

Cash flows from investing activities:
Proceeds from mineral interest	-	100,000
Net cash provided by investing activities	-	100,000

Cash flows from financing activities:
Borrowings on related parties notes payable	-	20,000
Net cash provided by financing activities	-	20,000

Net increase (decrease) in cash and cash equivalents	(125,258)	(3,421)
Cash and cash equivalents, beginning of period	252,415	3,710
Cash and cash equivalents, end of period	$ 127,157	$ 289

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited) For the periods ended March 31, 2020 and March 31, 2019

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest in OGT	Total
	Shares	Amount

Balances at January 1, 2019	57,645,579	$ 57,646	$ 5,811,988	$(24,200)	$ (6,833,610)	$ 173,702	$ (814,474)

Stock based compensation	-	-	117,088	-	-	-	117,088
Net income (loss)	-	-	-	-	(292,069)		(292,069)
Balances at March 31, 2019	57,645,579	$ 57,646	$ 5,929,076	$(24,200)	$ (7,125,679)	$ 173,690	$ (989,455)

Balances at January 1, 2020	60,145,579	$ 60,146	$ 6,176,576	$(24,200)	$ (5,751,527)	$ 173,702	$ 634,697
Stock based compensation	-	-	152,580	-	-	-	152,580
Net income (loss)	-	-	-	-	(1,013,616)	-	(1,013,616)

Balances at March 31, 2020	60,145,579	$ 60,146	$ 6,329,156	$(24,200)	$ (6,765,143)	$ 173,702	$ (226,339)

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

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from Thunder Mountain Resources, Inc. (“TMRI”), both wholly owned subsidiaries of the Company. The term of the agreement is for two years, with an option to extend to three years, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  For the quarter ending March 31, 2020, the Company recognized $75,000 in management services income.   In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  See Note 3 for further information.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2019 as filed with the Securities and Exchange Commission.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.   The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At March 31, 2020, the Company has one financial asset, an investment in marketable equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange.  The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

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

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820):  Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.  The update removes, modifies and makes additions to the disclosure requirements on fair value measurements.  The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company evaluated the new standard in the first quarter of 2020 and determined that ASU 2018-13 did not have an impact on the Company’s consolidated financial statement disclosures.

Accounting Standards Updates to Become Effective in Future Periods

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes.  The update contains a number of provisions intended to simplify the accounting for income taxes.  The update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  Management is evaluating the impact of this update on the Company’s consolidated financial statements.

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

For the quarter ended March 31, 2020, stock options of 5,705,000 are excluded from the calculation of diluted income per share as their effect would have been anti-dilutive to the net loss for the period.  For the quarter ended March 31, 2019, stock options of 5,035,000 and warrants of 250,000 are excluded in the calculation of diluted income per share as their effect would have been anti-dilutive due to the net loss recognized in that period.

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

The Company has 78 unpatented claims (1,600 acres) in the Trout Creek area and 21 unpatented claims in the South Mountain area. The claim fees are paid on these unpatented claims annually as follows:

Target Area	2020
Trout Creek -State of Nevada	$12,090
Trout Creek -Lander County, Nevada	940
South Mountain-State of Idaho	3,255
Total	$16,285

3.South Mountain Project

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

•Tranche 2:  Tranche 2 conditions were completed on June 10, 2020. issuance of 10 million common shares in the capital of BMET USA to TMRI (received on June 10, 2019 with a fair value on that date of $1,883,875; and

•BMET USA purchase of 2.5 million shares of THMG common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, on a private placement basis (received June 2019).

•Tranche 3: cash payment of $250,000 on or before the 6-month anniversary of the Tranche 2. Payment was received on December 10, 2019 and is nonrefundable.

•Tranche 4: cash payment of $250,000 on or before the 12-month anniversary of the Tranche 2.

•Tranche 5: cash payment of $250,000 on or before the 18-month anniversary of the Tranche 2.

•Tranche 6: cash payment of $250,000 plus an additional payment paid in  cash, BMET USA common shares or a combination of both.  The calculation of the additional payment is an amount equal to the lesser of 50% of the market capitalization of BeMetals at the time, and the greater of either $10 million; or 20% the net present value of the South Mountain Project as calculated in a PEA.

Concurrent with the BeMetals Option Agreement, BMET USA and SMMI entered into a management contract whereby BeMetals will pay $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $75,000 was recognized for the quarter ended March 31, 2020.

BeMetals provides funding to SMMI for ongoing project expenses, including office lease payments.    Under the terms of the Option Agreement, SMMI’s management provides BeMetals a request for fund monthly to cover the upcoming month’s expenses.   At March 31, 2020 and December 31, 2019, advances received from BeMetals that have not yet been spent totaled $42,540 and $78,359, respectively.

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

4.  Investment in Equity Security

In June 2019 in connection with the BeMetals Option Agreement (see Note 3), the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875 when received.   At March 31, 2020, and December 31, 2019, the fair value of the shares is $949,559 and $1,753,830, respectively.   For the quarter ended March 31, 2020, the Company recognized an unrealized loss for the change in fair value of the investment of $786,271.

5.  Property and Equipment

The Company’s property and equipment are as follows:

	March 31, 2020	December 31, 2019
Vehicles	$22,441	$22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(161,933)	(156,694)
	20,672	25,911
Land	280,333	280,333
Total Property and Equipment	$301,005	$306,244

6.  Related Parties Notes Payable

At March 31, 2020, and December 31, 2019 the Company had notes payable balances of $66,768 and $39,808 with Eric Jones, the Company’s President and Chief Executive Officer and Jim Collord, the Company’s Vice President and Chief Operating Officer, respectively.  These notes, as amended, bear interest at 1.0% to 2.0% per month and are due December 31, 2020.

7.Related Party Transactions

In addition to the related parties notes payable discussed in Note 6, the Company had the following related party transactions:

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at March 31, 2020 and December

31, 2019 represent the balances deferred prior to the BeMetals agreement and are as follows:  Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

The Company engaged Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services in 2018.  In advance of the BeMetals transaction Mr. Baird withdrew Baird Hanson LLP as counsel to avoid any appearance of a conflict with the then-proposed BeMetals Corp. transaction. During the year ended December 31, 2018, the Company incurred $65,530 in legal expense with Mr. Baird. At March 31, 2020 and December 31, 2019 the balance due to Baird was $216,685.

Since 2017, Eric Jones has advanced funds to the Company for operating expenses. The balance of Mr. Jones’ advances at March 31, 2020 and December 31, 2019 was $17,146; the balances are included in accounts payable and other accrued liabilities on the consolidated balance sheet. At March 31, 2020 and December 31, 2019, the Company has a payable to Jim Collord of $30,476, attributed to reimbursement of expenses for the SMMI project.   The balances are included in accounts payable and other accrued liabilities on the consolidated balance sheet.

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

On March 30, 2020, the Company granted 1,630,000 stock options to officers and directors of the Company. The fair value of the options was determined to be $152,580 using the Black Scholes model.  The options are exercisable on or before March 29, 2025 and have an exercise price of $0.099.  The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the quarter ended March 31, 2020.

In March 2019 the Company granted 1,325,000 stock options to officers and directors of the Company. The options are exercisable on or before March 25, 2024 and have an exercise price of $0.09.  The fair value of the options was determined to be $117,088 using the Black Scholes model.  The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the quarter ended March 31, 2019.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

	March 30, 2020	March 25, 2019
Stock price	$0.095	$0.09
Exercise price	$0.099	$0.09
Expected volatility	218.6%	209.5%
Expected dividends	-	-
Expected terms (in years)	5.0	5.0
Risk-free rate	0.39%	2.21%

The following is a summary of the Company’s options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2018	3,710,000	0.09
Granted	1,325,000	0.09
Expired	-	-
Outstanding and exercisable at December 31, 2019	5,035,000	$0.09
Granted	1,630,000	$0.099
Expired	(960,000)	(0.06)
Outstanding and exercisable at March 31, 2020	5,705,000	$0.10

The average remaining contractual term of the options outstanding and exercisable at March 31, 2020 was 3.16 years.  As of March 31, 2020, options outstanding and exercisable had an aggregate intrinsic value of $8,625.

10.Subsequent Events

On April 16, 2020, the Company was granted a loan in the aggregate amount of $48,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The loan, which was in the form of a note dated April 21, 2020, matures on April 16, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 16, 2020. The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the note may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire note amount for qualifying expenses. Under the terms of the PPP, certain amounts of the note may be forgiven if they are used for qualifying expenses as described in the CARES Act.

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

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions disrupted economic activity in the Company’s business related to raising capital.  As of March 31, 2020, the disruption did not materially impact the Company’s financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to the BeMetals Option Agreement could be significantly greater in future periods than in the first quarter.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the Company`s Option Agreement with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from the Company. The term of the agreement is for two years starting June 10, 2019, with an option to extend an additional year, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of March 31, 2020.

COVID-19 Additional Precautions

Thunder Mountain Gold Inc. has also taken steps to mitigate the potential risks to employees and suppliers posed by the spread of COVID-19. The Company has taken extra precautions for employees who work under the terms of the BeMetals Operation Agreement, and have implemented work from home policies where appropriate.

As of March 31, 2020, there has been no material adverse impact to the BeMetals Operation Agreement. Management will continue to review and modify plans as conditions change. Despite efforts to manage these impacts to the Company, the ultimate impact of COVID-19 also depends on factors beyond management’s knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, management cannot estimate the potential future impact to financial position, results of operations and cash flows, but the impacts could be material.

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

1954 South Mountain Historic Mill Report:

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

Note to United States investors concerning estimates of measured, indicated and inferred resources. Disclosure of the NI-43-101 has been prepared in accordance with the requirements of Canadian securities laws, including Canadian National Instrument 43-101 (“NI 43-101”), which differ from the current requirements of the U.S. Securities and Exchange Commission (“SEC”) set out in Industry Guide 7.  The Highlights of South Mountain NI-43-101 section refers to “mineral resources,” “measured mineral resources,” “indicated mineral resources,” and “inferred mineral resources.”  While these categories of mineralization are recognized and required by Canadian securities laws, they are not recognized by Industry Guide 7 and are not normally permitted to be disclosed in SEC filings.  United States investors are cautioned not to assume that all or any of measured, indicated or inferred mineral resources will ever be converted into mineral reserves.  Under Industry Guide 7, mineralization may not be classified as a “reserve” unless the mineralization can be economically or legally extracted at the time the “reserve” determination is made.  "Inferred mineral resources" have a great amount of uncertainty as to their existence and economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Disclosure of "contained ounces" in a resource is permitted disclosure under Canadian reporting standards; however, Industry Guide 7 normally only permits issuers to report mineralization that does not constitute "reserves" by Industry Guide 7 standards as in-place tonnage and grade without reference to unit measures.  Accordingly, information contained in this 10-Q containing descriptions of South Mountain’s mineral deposits may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements of Industry Guide 7.

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

Table 2 below shows the latest results received from holes SM19-016, SM19-017 and SM19-018:

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

Employees

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at March 31, 2020 represent the balances deferred prior to the BeMetals agreement and are as follows:  Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

Results of Operations:

For the quarter ended March 31, 2020, the Company recorded a net loss of $1,013,616, or $0.02 per share compared to a net loss of $292.069, or $0.01 per share for the first quarter of 2019.  The increased loss is primarily due to the unrealized loss on investment related to a decrease in the value of common shares held in BeMetals which was received in connection with the BeMetals Option Agreement.  (See South Mountain Project above)

The Company recognized $75,000 in management services income during the three month period ended on March 31, 2020. Total operating expenses for the three months ending March 31, 2020 of $299,166 increased from the same respective time period in 2019 by $12,231 or 4%. Exploration expenses for the three months ended March 31, 2020 decreased by $5,299 when compared to same period in 2019. Legal and accounting costs decreased in three-month period ended March 31, 2020 compared to 2019 by $60,552 for a total of $28,459.  This decrease can be associated with legal expenses surrounding the BeMetals Option Agreement signed on February 27, 2019. Management and administrative expense increased by $80,923 or 45% principally due to stock options compensation of $152,580 issued to our officers and directors on March 30, 2020.

The consolidated financial statements for the three-months ended March 31, 2020 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements as of March 31, 2020, we have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

Liquidity and Capital Resources:

For the three months ended March 31, 2020, the Company reports net cash used by operating activities of $125,258 compared to cash used by operating activities in 2019’s comparable period of $123,421.  During the first quarter of 2020, no cash flows from investing activities occurred compared with $100,000 in the first quarter of 2019 as a result of proceeds from mineral interest.  During quarter ending March 31, 2019 $20,000 of cash was provided by borrowings on a related party note payable.  As a result, the Company reported a net cash decrease of $125,258 in 2020’s first quarter compared to a net cash decrease of $3,421 in 2019’s comparable period.

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

•May 4, 2020, we had $146,130 cash in our bank accounts.

•Management is committed to manage expenses of all types to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

•The Company will also consider other sources of funding, including potential mergers and/or additional farm-out of its other exploration property.

For the quarter ended March 31, 2020, net cash used in operating activities was $125,258, consisting of net loss of ($1,013,616) offset by the non-cash items (Unrealized loss on Investment in BeMetals $786,271) and changes in current assets and current liabilities. There was no cash provided by investing or financing activities for the quarter ended March 31, 2020.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the Company`s Option Agreement with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from the Company. The term of the agreement is for two years starting June 10, 2019, with an option to extend an additional year, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of March 31, 2020.

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Consolidated Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

    /s/ Eric T. Jones

By

Eric T. Jones

President and Chief Executive Officer

Date: May 15, 2020

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

      /s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date: May 15, 2020