Form 10-Q
period 2020-06-30
THUNDER MOUNTAIN GOLD INC
filed 2020-08-10
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at July 10, 2020:  60,145,579

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION4

Item 1 Financial Statements4

Item 2.  Management's Discussion and Analysis or Plan of Operation16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk30

Item 4.  Controls and Procedures30

PART II – OTHER INFORMATION31

Item 1.  Legal Proceedings.31

Item 1A. Risk Factors.31

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.31

Item 3.  Defaults Upon Senior Securities.31

Item 4.  Mine Safety Disclosures31

Item 5.  Other Information31

Item 6.  Exhibits32

SIGNATURES33

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Thunder Mountain Gold, Inc. Consolidated Balance Sheets (Unaudited) June 30, 2020 and December 31, 2019
	June 30, 2020	December 31, 2019
ASSETS

Current assets:
Cash and cash equivalents	$ 103,016	$ 252,415
Prepaid expenses and other assets	34,196	18,824
Total current assets	137,212	271,239

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $167,172 and $156,694, respectively	15,433	25,911
Total property and equipment	295,766	306,244

Right to use asset	9,134	16,625
Investment in BeMetals, at fair value (Note 4)	2,349,971	1,735,830
Total assets	$ 2,792,083	$ 2,329,938

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$ 95,139	$ 96,973
Accrued related party liability (Note 8)	206,685	216,685
Accrued interest payable to related parties (Note 7)	80,937	73,343
Operating lease liability – current	9,134	15,265
Advance from BeMetals (Note 3)	7,356	78,539
Deferred officer compensation (Note 8)	1,041,500	1,041,500
Related parties notes payable (Note 7)	106,576	106,576
Total current liabilities	1,547,327	1,628,881

Operating lease liability – long-term	-	1,360
SBA PPP Loan (Note 6)	48,000	-
Accrued reclamation costs	65,000	65,000
Total liabilities	1,660,327	1,695,241

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,145,579 shares issued and outstanding	60,146	60,146
Additional paid-in capital	6,336,316	6,176,576
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(5,414,208)	(5,751,527)
Total Thunder Mountain Gold, Inc stockholders' equity	958,054	460,995
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,702	173,702
Total stockholders' equity	1,131,756	634,697
Total liabilities and stockholders' equity	$ 2,792,083	$ 2,329,938

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Gain on mineral interest	$-	$1,504,398	$-	$1,504,398
Management service income	75,000	50,000	150,000	50,000
Total revenues	75,000	1,554,398	150,000	1,554,398

Operating expenses:
Exploration	4,776	7,561	8,093	16,178
Legal and accounting	5,972	25,710	34,431	114,721
Management and administrative	104,933	97,440	367,083	278,667
Depreciation	5,239	7,134	10,478	15,214
Total operating expenses	120,920	137,845	420,085	424,780

Other income (expense):
Interest expense, related parties	(3,797)	(6,588)	(7,594)	(11,721)
Unrealized gain on investment	1,400,412	(50,726)	614,141	(50,726)
Miscellaneous income (expense)	239	(243)	857	(244)
Total other income (expense)	1,396,854	(57,557)	607,404	(62,691)
Net income	1,350,935	1,358,996	337,319	1,066,927
Net Income (loss) – noncontrolling interest in Owyhee Gold Trust	-	-	-	-
Net income – Thunder Mountain Gold, Inc.	$1,350,935	$1,358,996	337,319	1,066,927

Net income per common share-basic and diluted	$0.02	$0.02	$0.01	$0.02

Weighted average common shares outstanding-basic and diluted	60,145,579	58,195,030	60,145,579	57,921,822

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net Income (loss)	$337,319	$1,066,927
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	10,478	15,214
Stock based compensation	159,740	117,088
Gain on mineral interest	-	(1,504,398)
Unrealized loss/(gain) on investment	(614,141)	50,726
Change in:
Prepaid expenses and other assets	(15,372)	(2,567)
Accounts payable and other accrued liabilities	(11,833)	(18,605)
Accrued interest payable to related parties	7,594	10,985
Deferred officer compensation	-	22,000
Advance from BeMetals	(71,184)	-
Net cash used by operating activities	(197,399)	(242,630)

Cash flows from investing activities:
Proceeds from mineral interest	-	100,000
Net cash provided by investing activities	-	100,000

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	-	250,000
Proceeds from SBA PPP Loan	48,000	-
Borrowings on related parties notes payable	-	50,000
Payment on related parties notes payable	-	(10,000)
Net cash provided by financing activities	48,000	290,000

Net increase (decrease) in cash and cash equivalents	(149,399)	147,370
Cash and cash equivalents, beginning of period	252,415	3,710
Cash and cash equivalents, end of period	$ 103,016	$ 151,080

Noncash financing and investing activities:
Investment in equity security received for mineral interest (Note 3)	-	1,883,875

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the three month periods ended June 30, 2020 and June 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest in OGT	Total
	Shares	Amount

Balances at April 1, 2019	57,645,579	$ 57,646	$ 5,929,076	$(24,200)	$ (7,125,679)	$ 173,702	(989,455)

Shares and warrants issued for cash	2,500,000	2,500	247,500	-	-	-	250,000
Net income	-	-	-	-	1,358,996	-	1,358,996
Balances at June 30, 2019	60,145,579	$ 60,146	$ 6,176,576	$(24,200)	$ (5,766,683)	$ 173,702	$ (619,541)

Balances at April 1, 2020	60,145,579	$ 60,146	$ 6,336,317	$(24,200)	$ (6,765,143)	$ 173,702	(219,179)

Net income	-	-	-	-	1,350,935	-	1,350,935

Balances at June 30, 2020	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (5,414,208)	$ 173,702	$ 1,131,756

Thunder Mountain Gold, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the six month periods ended June 30, 2020 and June 30, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest in OGT	Total
	Shares	Amount

Balances at January 1, 2019	57,645,579	$ 57,646	$ 5,811,988	$(24,200)	$ (6,833,610)	$ 173,702	$ (814,474)

Shares issued for cash	2,500,000	2,500	247,500	-	-	-	250,000
Stock based compensation	-	-	117,088	-	-	-	117,088
Net income	-	-	-	-	1,066,927	-	1,066,927

Balances at June 30, 2019	60,145,579	$ 60,146	$ 6,176,576	$(24,200)	$ (5,766,683)	$ 173,702	$ (619,541)

Balances at January 1, 2020	60,145,579	$ 60,146	$ 6,176,576	$(24,200)	$ (5,751,527)	$ 173,702	$ 634,697

Stock based compensation	-	-	159,740	-	-	-	159,740
Net income	-	-	-	-	337,319	-	337,319

Balances at June 30, 2020	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (5,414,208)	$ 173,702	$ 1,131,756

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

The Company sold its holdings in the Thunder Mountain Mining District in 2005 and began the process of acquiring and developing another project. In 2007, the Company acquired the South Mountain Mines property in Owyhee County, located in southwest Idaho, and initiated exploration activities on that property, which continue today. The Company also acquired additional claims on prospective ground in the Reese River Valley, 20 miles south of Battle Mountain, in Lander County Nevada.

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from Thunder Mountain Resources, Inc. (“TMRI”), both wholly owned subsidiaries of the Company. The term of the agreement is for two years, with an option to extend to three years, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  For the six months ended June 30, 2020, the Company recognized $150,000 in management services income. In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  See Note 3 for further information.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.   The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At June 30, 2020, the Company has one financial asset, an investment in marketable equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange.  The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

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

For the six months ended June 30, 2020, stock options of 5,705,000 are excluded from the calculation of diluted income per share as the options’ exercise prices was not lower than the average share price during the period.

For the six months ended June 30, 2019, stock options of 5,035,000 are excluded in the calculation of diluted income per share as the options’ exercise prices was not lower than the average share price during the period

2.  Mineral Interest Commitments

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

•Tranche 2:  Tranche 2 conditions were completed on June 10, 2019. issuance of 10 million common shares in the capital of BMET USA to TMRI (received on June 10, 2019 with a fair value on that date of $1,883,875; and

•BMET USA purchase of 2.5 million shares of THMG common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, on a private placement basis (received June 2019).

•Tranche 3: cash payment of $250,000 on or before the 6-month anniversary of the Tranche 2.  Payment was received on December 10, 2019 and is nonrefundable.

•Tranche 4: cash payment of $250,000 on or before the 15-month anniversary of the Tranche 2, which is September 10, 2020.

•Tranche 5: cash payment of $250,000 on or before the 21-month anniversary of the Tranche 2, which is March 10, 2021.

•Tranche 6: cash payment of $250,000 plus an additional payment paid in cash, BMET USA common shares or a combination of both, due on or before the 27-month anniversary of Tranche 2, which is September 10, 2021.  The calculation of the additional payment is an amount equal to the lesser of 50% of the market capitalization of BeMetals at the time, and the greater of either $10 million; or 20% the net present value of the South Mountain Project as calculated in a PEA.

On May 18, 2020, the Company extended the BMET Option Agreement by three months from the existing BeMetals Option Agreement date, due to the COVID-19 pandemic, and business conditions surrounding restricted international travel, and corresponding access to capital markets. The Company’s financial position was not significantly impacted due to the extension.

Concurrent with the BeMetals Option Agreement, BMET USA and SMMI entered into a management contract whereby BeMetals will pay $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $75,000 per quarter for a total of $150,000 was recognized for the three and six periods ended June 30, 2020, respectively. Management service income of $50,000 was recognized for the three- and six-month periods ended June 30, 2019.

BeMetals provides funding to SMMI for ongoing project expenses, including office lease payments.    Under the terms of the Option Agreement, SMMI’s management provides BeMetals a request for fund monthly to cover the upcoming month’s expenses.   At June 30, 2020 and December 31, 2019, advances received from BeMetals that have not yet been spent totaled $7,356 and $78,539, respectively.

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

4.  Investment in Equity Security

In June 2019 in connection with the BeMetals Option Agreement (see Note 3), the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875 when received.   At June 30, 2020, and December 31, 2019, the fair value of the shares is $2,349,971 and $1,735,830, respectively.   For the six-and three months ended June 30, 2020, the Company recognized an unrealized gain for the change in fair value of the investment of $614,141, and $1,400,412, respectively. For the six-and three months ended June 30, 2019, the Company recognized an unrealized loss for the change in fair value of the investment of $50,726 for both periods.

5.  Property and Equipment

The Company’s property and equipment are as follows:

	June 30, 2020	December 31, 2019
Vehicles	$22,441	$22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(167,172)	(156,694)
	15,433	25,911
Land	280,333	280,333
Total Property and Equipment	$295,766	$306,244

6. SBA PPP Loan

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) Act was signed into United States law.

In April 2020, the Company received a loan of $48,000 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I, Section 1102 and 1106 of the CARES Act.  The loan, which was in the form of a promissory note, as amended, dated April 21, 2020 issued by the Company (the “Note”); the Note matures on April 13, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on August 13, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company intends to use the entire loan amount for qualifying expenses, but there is no guarantee that the loan will be forgiven.

7. Related Parties Notes Payable

At June 30, 2020, and December 31, 2019 the Company had notes payable balances of $66,768 and $39,808 with Eric Jones, the Company’s President and Chief Executive Officer and Jim Collord, the Company’s Vice President and Chief Operating Officer, respectively.  These notes, as amended, bear interest at 1.0% to 2.0% per month and are due December 31, 2020.

8.Related Party Transactions

In addition to the related parties notes payable discussed in Note 7, the Company had the following related party transactions:

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at June 30, 2020 and December 31, 2019 represent the balances deferred prior to the BeMetals agreement and are as follows:  Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

The Company engaged Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services in 2018.  In advance of the BeMetals transaction Mr. Baird withdrew Baird Hanson LLP as counsel to avoid any appearance of a conflict with the then-proposed BeMetals Corp. transaction. At June 30, 2020 and December 31, 2019, the balance due to Baird was $206,685 and $216,685 respectively.

Since 2017, Eric Jones has advanced funds to the Company for operating expenses. The balance of Mr. Jones’ advances at June 30, 2020 and December 31, 2019 was $17,146; the balance is included in accounts payable and other accrued liabilities on the consolidated balance sheet. At June 30, 2020 and December 31, 2019, the Company has a payable to Jim Collord of $20,476, attributed to reimbursement of expenses for the SMMI project.   The balance is included in accounts payable and other accrued liabilities on the consolidated balance sheet.

9. Stockholders’ Equity

The Company’s common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.

10.Stock Options

The Company has a Stock Incentive Plan (the “SIP”) that provides for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock awards, and incentive awards to eligible individuals including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

On March 27, 2020, the Company granted 1,630,000 stock options to officers and directors of the Company. The fair value of the options was determined to be $159,740 using the Black Scholes model.  The options are exercisable on or before March 29, 2025 and have an exercise price of $0.099.  The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the quarter ended March 31, 2020.

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

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

	March 27, 2020	March 25, 2019
Stock price	$0.099	$0.09
Exercise price	$0.099	$0.09
Expected volatility	218.6%	209.5%
Expected dividends	-	-
Expected terms (in years)	5.0	5.0
Risk-free rate	0.39%	2.21%

The following is a summary of the Company’s options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2018	3,710,000	0.09
Granted	1,325,000	0.09
Outstanding and exercisable at December 31, 2019	5,035,000	$0.09
Granted	1,630,000	$0.099
Expired	(960,000)	(0.06)
Outstanding and exercisable at June 30, 2020	5,705,000	$0.10

The average remaining contractual term of the options outstanding and exercisable at June 30, 2020 was 2.91 years.  As of June 30, 2020, options outstanding and exercisable had no aggregate intrinsic value.

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

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions disrupted economic activity in the Company’s business related to raising capital.  As of June 30, 2020, the disruption did not materially impact the Company’s financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to the BeMetals Option Agreement could be significantly greater in future periods.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the Company`s Option Agreement with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from the Company. The term of the agreement is for two years starting June 10, 2019, with an option to extend an additional year, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of June 30, 2020.

COVID-19 Additional Precautions

Thunder Mountain Gold Inc. has also taken steps to mitigate the potential risks to employees and suppliers posed by the spread of COVID-19. The Company has taken extra precautions for employees who work under the terms of the BeMetals Operation Agreement and have implemented work from home policies where appropriate.

As of June 30, 2020, there has been no material adverse impact to the BeMetals Operation Agreement. Management will continue to review and modify plans as conditions change. Despite efforts to manage these impacts to the Company, the ultimate impact of COVID-19 also depends on factors beyond management’s knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, management cannot estimate the potential future impact to financial position, results of operations and cash flows, but the impacts could be material.

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

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from Thunder Mountain Resources, Inc. (“TMRI”), both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a PEA completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  Through June 30, 2020, cash proceeds of $350,000 and $250,000 in exchange for shares of the Company’s common stock have been received.   In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

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

The historic 2,200-foot long Laxey Level drift has been rehabilitated to 10 feet by 10 feet for approximately 720 feet.  At that location the old drift had become unstable at an intrusive dike and preparations were being made to advance through the caved area.  This old tunnel was rehabilitated and accessed along its full length in 2008, at which point it intercepted the Texas massive sulfide zone, one of many that had limited mining during and after the World War II period. High-grade massive sulfide is exposed in this area, and the core drilling during 2013 proved its continuity between the Laxey Level and the surface, an up-dip distance of nearly 400 feet.

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

Employees

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at June 30, 2020 represent the balances deferred prior to the BeMetals agreement and are as follows:  Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

Results of Operations:

For the six-months ended June 30, 2020, the Company recorded net income of $337,319, or $0.01 per share compared to a net income of $1,066,927, or $0.02 per share for the same period of 2019.  The decrease of $729,608 is due to the unrealized gain on investment related to the Company receiving 10,000,000 shares of BeMetals Corp. common stock. The 2019 BeMetals common stock value is offset by subsequent quarterly changes in stock price of the BeMetals common stock. (See South Mountain Project above). On June 2019 the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875 when received. At June 30, 2020, the fair value of the shares is $2,349,971.

Three-month period comparisons

Total operating expenses for the three months ended June 30, 2020 of $120,920 decreased from the same respective time period in 2019 by $16,925 or 12%. Exploration expenses for the three months ended June 30, 2020 decreased by $2,785 when compared to same period in 2019. Legal and accounting costs decreased in the six-month period ended June 30, 2020 compared to 2019 by $19,738 for a total of $5,972.  This decrease can be associated with legal expenses surrounding the BeMetals Option Agreement signed on February 27, 2019. Management and administrative expense increased by $332.

Six-month period comparisons

The Company recognized $150,000 in management services income during the six-month period ended on June 30, 2020. Total operating expenses for the period ending June 30, 2020 of $420,085 decreased from the same respective time period in 2019 by $4,695 or 1%. Exploration expenses for the six months ended June 30, 2020 decreased by $8,084 when compared to same period in 2019. Legal and accounting costs decreased in six-month period ended June 30, 2020 compared to 2019 by $80,290 for a total of $34,431.  This decrease can be associated with legal expenses surrounding the BeMetals Option Agreement signed on February 27, 2019. Management and administrative expense increased by $88,415 or 31% principally due to stock options compensation of $159,740 issued to our officers and directors on March 30, 2020.

The consolidated financial statements for the six-months ended June 30, 2020 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements as of June 30, 2020, we have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

Liquidity and Capital Resources:

For the six months ended June 30, 2020, the Company reports net cash used by operating activities of $197,399 compared to cash used by operating activities in 2019’s comparable period of $242,630.  During the six-month period ended June 30, 2020, no cash flows from investing activities occurred compared with $100,000 in the same period of 2019 as a result of proceeds from mineral interest.  During the six months ended June 30, 2019 $50,000 of cash was provided by borrowings on a related party note payable less payments on borrowings of $10,000.  As a result, the Company reported a net cash decrease of $149,399 for the period ended June 30, 2020 to a net cash increase of $147,370 in 2019’s comparable period.

In April 2020, the Company received a loan of $48,000 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I, Section 1102 and 1106 of the CARES Act.  The loan, which was in the form of a promissory note, as amended, dated April 21, 2020 issued by the Company (the “Note”); the Note matures on April 13, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on August 13, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses

The Company has historically incurred losses, however, under the BeMetals Option Agreement, the Company now has a recurring source of revenue, and its ability to continue as a going concern is no longer just dependent on equity capital raises and borrowings.  The Company believes it has the ability to raise capital in order to fund its future exploration and working capital requirements if necessary.

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

•July 10, 2020, we had $95,660 cash in our bank accounts.

•Management is committed to manage expenses of all types to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

•The Company will also consider other sources of funding, including potential mergers and/or additional farm-out of its other exploration property.

For the six-month June 30, 2020, net cash used in operating activities was $197,399, consisting of net income of $337,319 offset by the non-cash items (Unrealized gain on Investment in BeMetals $614,141) and changes in current assets and current liabilities. There was no cash provided by investing or financing activities for the period ended June 30, 2020.

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

The offering is believed to be exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(6) the Securities Act of 1933, as amended.  The securities offered, sold, and issued in connection with the private placement have not been or are not registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the Company`s Option Agreement with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from the Company. The term of the agreement is for two years starting June 10, 2019, with an option to extend an additional year, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of June 30, 2020.

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

During the six-month period ended June 30, 2019, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Documents which are filed as a part of this report:

Exhibits:

31.1*Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2*Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1*Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2*Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101.INS*XBRL Instance Document

101.SCH*XBRL Taxonomy Extension Schema Document

101.CAL*XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*XBRL Taxonomy Extension Label Linkbase Document

101.PRE*XBRL Taxonomy Extension Presentation Linkbase Document

* - Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

/s/ Eric T. Jones

By

Eric T. Jones

President and Chief Executive Officer

Date: August 10, 2020

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

/s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date: August 10, 2020