Form 10-Q
period 2020-09-30
THUNDER MOUNTAIN GOLD INC
filed 2020-11-12
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at October 23, 2020:  60,145,579

TABLE OF CONTENTS

FINANCIAL INFORMATION4

Item 1 – Financial Statements4

Item 2.  Management's Discussion and Analysis or Plan of Operation17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk33

Item 4.  Controls and Procedures33

PART II – OTHER INFORMATION35

Item 1.  Legal Proceedings.35

Item 1A. Risk Factors.35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.35

Item 3.  Defaults Upon Senior Securities.35

Item 4.  Mine Safety Disclosures35

Item 5.  Other Information35

Item 6.  Exhibits36

SIGNATURES37

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

Thunder Mountain Gold, Inc. Consolidated Balance Sheets (Unaudited) September 30, 2020 and December 31, 2019
	September 30, 2020	December 31, 2019
ASSETS

Current assets:
Cash and cash equivalents	$ 343,729	$ 252,415
Prepaid expenses and other assets	33,597	18,824
Total current assets	377,326	271,239

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $172,411 and $156,694, respectively	10,194	25,911
Total property and equipment	290,527	306,244

Right to use asset	5,272	16,625
Investment in BeMetals, at fair value (Note 4)	3,189,888	1,735,830
Total assets	$ 3,863,013	$ 2,329,938

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$ 90,217	$ 96,973
Accrued related party liability (Note 8)	196,685	216,685
Accrued interest payable to related parties (Note 7)	84,734	73,343
Operating lease liability – current	5,272	15,265
Advance from BeMetals (Note 3)	49,703	78,539
Deferred officer compensation (Note 8)	1,041,500	1,041,500
Related parties notes payable (Note 7)	106,576	106,576
Total current liabilities	1,574,687	1,628,881

Operating lease liability – long-term	-	1,360
SBA PPP loan (Note 6)	48,000	-
Accrued reclamation costs	65,000	65,000
Total liabilities	1,687,687	1,695,241

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,145,579 shares issued and outstanding	60,146	60,146
Additional paid-in capital	6,336,316	6,176,576
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(4,370,638)	(5,751,527)
Total Thunder Mountain Gold, Inc stockholders' equity	2,001,624	460,995
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,702	173,702
Total stockholders' equity	2,175,326	634,697
Total liabilities and stockholders' equity	$ 3,863,013	$ 2,329,938

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Gain on mineral interest	$250,000	$-	$250,000	$1,504,398
Management service income	75,000	75,000	225,000	125,000
Total revenues	325,000	75,000	475,000	1,629,398

Operating expenses:
Exploration	5,329	10,320	13,422	26,498
Legal and accounting	11,668	9,790	46,099	124,511
Management and administrative	95,510	116,293	462,593	394,960
Depreciation	5,239	9,028	15,717	24,242
Total operating expenses	117,746	145,431	537,831	570,211

Other income (expense):
Interest expense, related parties	(3,797)	(5,147)	(11,391)	(16,868)
Unrealized gain (loss) on investment	839,917	(221,094)	1,454,058	(271,820)
Miscellaneous income (expense)	196	416	1,053	172
Total other income (expense)	836,316	(225,825)	1,443,719	(288,516)
Net income (loss)	1,043,570	(296,256)	1,380,889	770,671
Net income (loss) – noncontrolling interest in Owyhee Gold Trust	-	-	-	-
Net income (loss) – Thunder Mountain Gold, Inc.	$1,043,570	$(296,256)	1,380,889	770,671

Net income (loss) per common share-basic and diluted	$0.02	$0.00	$0.02	$0.01

Weighted average common shares outstanding-basic	60,145,579	60,145,579	60,145,579	58,671,220
Weighted average common shares outstanding-diluted	63,118,096	60,145,579	61,509,293	58,671,220

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,380,889	$770,671
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	15,717	24,242
Stock based compensation	159,740	117,088
Gain on mineral interest	(250,000)	(1,504,398)
Unrealized loss (gain) on investment	(1,454,058)	271,820
Change in:
Prepaid expenses and other assets	(14,773)	474
Accounts payable and other accrued liabilities	(26,756)	28,601
Accrued interest payable to related parties	11,391	(36,864)
Deferred officer compensation	-	22,000
Advance from BeMetals	(28,836)	-
Net cash used by operating activities	(206,686)	(306,366)

Cash flows from investing activities:
Proceeds from mineral interest	250,000	100,000
Net cash provided by investing activities	250,000	100,000

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	-	250,000
Proceeds from SBA PPP Loan	48,000	-
Borrowings on related parties notes payable	-	50,000
Payment on related parties notes payable	-	(50,000)
Net cash provided by financing activities	48,000	250,000

Net increase in cash and cash equivalents	91,314	43,634
Cash and cash equivalents, beginning of period	252,415	3,710
Cash and cash equivalents, end of period	$ 343,729	$ 47,344

Noncash financing and investing activities:
Investment in equity security received for mineral interest (Note 3)	-	$ 1,883,875

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited) For the three -month periods ended September 30, 2020 and September 30, 2019
	Common Stock	Additional Paid-In Capital		Treasury Stock	Accumulated Deficit	Non-Controlling Interest in OGT	Total
	Shares	Amount
Balances on July 1, 2019	60,145,579	$ 60,146	$ 6,176,576	$(24,200)	$ (5,766,683)	$ 173,702	$ 619,541

Net loss	-	-	-	-	(296,256)	-	(296,256)
Balances at September 30, 2019	60,145,579	$ 60,146	$ 6,176,576	$(24,200)	$ (6,062,939)	$ 173,702	$ 323,285

Balances at July 1, 2020	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (5,414,208)	$ 173,702	1,131,756

Net income	-	-	-	-	1,043,570	-	1,043,570

Balances at September 30, 2020	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (4,370,638)	$ 173,702	$ 2,175,326

Thunder Mountain Gold, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited) For the three -month periods ended September 30, 2020 and September 30, 2019
	Common Stock	Additional Paid-In Capital		Treasury Stock	Accumulated Deficit	Non-Controlling Interest in OGT	Total
	Shares	Amount
Balances at January 1, 2019	57,645,579	$ 57,646	$ 5,811,988	$(24,200)	$ (6,833,610)	$ 173,702	$ (814,474)

Shares issued for cash	2,500,000	2,500	247,500	-	-	-	250,000
Stock based compensation	-	-	117,088	-	-	-	117,088
Net income	-	-	-	-	770,671	-	770,671

Balances at September 30, 2019	60,145,579	$ 60,146	$ 6,176,576	$(24,200)	$ (6,062,939)	$ 173,702	$ 323,285

Balances at January 1, 2020	60,145,579	$ 60,146	$ 6,176,576	$(24,200)	$ (5,751,527)	$ 173,702	$ 634,697

Stock based compensation	-	-	159,740	-	-	-	159,740
Net income	-	-	-	-	1,380,889	-	1,380,888

Balances at September 30, 2020	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (4,370,638)	$ 173,702	$ 2,175,326

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

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from Thunder Mountain Resources, Inc. (“TMRI”), both wholly owned subsidiaries of the Company. The term of the agreement is for two years, with an option to extend to three years, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires issuance of 10,000,000 million share of BMET stock to the Company by BeMetals, and cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  For the nine months ended September 30, 2020, the Company recognized $225,000 in management services income. In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  See Note 3 for further information.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.   The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At September 30, 2020, the Company has one financial asset, an investment in marketable equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange.  The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

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

Investments in Joint Venture

The Company’s accounting policy for joint venture follows the guidelines of ASC 321 Investments. Equity Securities provides guidance for equity interests that meet the definition of an equity security, as well as other equity interests (such as investments in partnerships, unincorporated joint ventures, and limited liability companies) that are required to be accounted for like equity securities under ASC 321. The term “equity interest” refers to all equity instruments within the scope of ASC 321. Under ASC 321, all equity investments are to be accounted for at fair value.

However, there is a measurement alternative for those investments without readily determinable fair values. As required by ASC 321-10-35-2, the appropriate method for investments without a readily determinable fair value is “cost less impairment”.  See Note 3 regarding the Company’s investment in Owyhee Gold Trust, LLC.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings (loss) per share calculations. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion of common shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents consisting of 5,705,000 outstanding stock options for the three- and nine-month periods ended September 30, 2020 were included in the calculating diluted weighted average shares outstanding.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows:

	Three months ended September 30, 2020	Nine months ended September 30, 2019
Weighted average number of common shares calculated using basic net income per common share	60,145,579	60,145,579
Dilutive common stock equivalents:
Stock options	2,972,517	1,363,714
Weighted average number of common shares calculated using diluted net income per common share	63,118,096	61,509,293

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

The Company has 78 unpatented claims (1,600 acres) in the Trout Creek area and 21 unpatented claims (326 acres) in the South Mountain area. The claim fees are paid on these unpatented claims annually as follows:

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

•Tranche 4: cash payment of $250,000 on or before the 15-month anniversary of the Tranche 2, was received on September 10, 2020 and was recognized as a gain on sale of mineral interest during the quarter ended September 30, 2020.

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

Concurrent with the BeMetals Option Agreement, BMET USA and SMMI entered into a management contract whereby BeMetals will pay $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $75,000 per quarter for a total of $225,000 was recognized for the three- and nine-month periods ended September 30, 2020, respectively. Management services income of $15,000 and $125,000, respectively, was recognized for the three- and nine-month periods ended September 30, 2019.

BeMetals provides funding to SMMI for ongoing project expenses, including office lease payments.    Under the terms of the Option Agreement, SMMI’s management provides BeMetals a request for funds monthly to cover the upcoming month’s expenses.   At September 30, 2020 and December 31, 2019, advances received from BeMetals that have not yet been spent totaled $49,703 and $78,539, respectively.

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

4.  Investment in Equity Security

In June 2019 in connection with the BeMetals Option Agreement (see Note 3), the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875 when received. On September 30, 2020, and December 31, 2019, the fair value of the shares is $3,189,888 and $1,735,830, respectively.   For the nine and three months ended September 30, 2020, the Company recognized an unrealized gain for the change in fair value of the investment of $1,454,058, and $839,917, respectively. For the nine and three months ended September 30, 2019, the Company recognized an unrealized loss for the change in fair value of the investment of $271,820 and $221,094, respectfully.

5.  Property and Equipment

The Company’s property and equipment are as follows:

	September 30, 2020	December 31, 2019
Vehicles	$22,441	$22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(172,411)	(156,694)
	10,194	25,911
Land	280,333	280,333
Total Property and Equipment	$290,527	$306,244

6. SBA PPP Loan

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) Act was signed into United States law.

In April 2020, the Company received a loan of $48,000 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I, Section 1102 and 1106 of the CARES Act.  The loan, which was in the form of a promissory note, as amended, dated April 21, 2020 issued by the Company (the “Note”); the Note matures on April 13, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on August 13, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company elected to take 24 weeks to spend these funds instead of eight weeks. The Company used the entire loan amount for qualifying expenses, but there is no guarantee that the loan will be forgiven. See Note 11 referencing filing of loan forgiveness application.

7. Related Parties Notes Payable

At September 30, 2020 and December 31, 2019 the Company had notes payable balances of $66,768 and $39,808 with Eric Jones, the Company’s President and Chief Executive Officer and Jim Collord, the Company’s Vice President and Chief Operating Officer, respectively.  These notes, as amended, bear interest at 1.0% to 2.0% per month and are due December 31, 2020.

8.Related Party Transactions

In addition to the related parties notes payable discussed in Note 7, the Company had the following related party transactions:

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at September 30, 2020 and December 31, 2019 represent the balances deferred prior to the BeMetals agreement and are as follows:  Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

The Company engaged Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services in 2018.  In advance of the BeMetals transaction Mr. Baird withdrew Baird Hanson LLP as counsel to avoid any appearance of a conflict with the then-proposed BeMetals Corp. transaction. At September 30, 2020 and December 31, 2019, the balance due to Baird is recorded on the balance sheets as accrued related party liability and was $196,685 and $216,685 respectively.

Since 2017, Eric Jones has advanced funds to the Company for operating expenses. The balance of Mr. Jones’ advances at September 30, 2020 and December 31, 2019 was $17,146; the balance is included in accounts payable and other accrued liabilities on the consolidated balance sheets. At September 30, 2020 and December 31, 2019, the Company has a payable to Jim Collord of $6,501, attributed to reimbursement of expenses for the SMMI project.   The balance is included in accounts payable and other accrued liabilities on the consolidated balance sheets.

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

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

	March 27, 2020	March 25, 2019
Stock price	$0.099	$0.09
Exercise price	$0.099	$0.09
Expected volatility	218.6%	209.5%
Expected dividends	-	-
Expected terms (in years)	5.0	5.0
Risk-free rate	0.39%	2.21%

The following is a summary of the Company’s options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2018	3,710,000	0.09
Granted	1,325,000	0.09
Outstanding and exercisable at December 31, 2019	5,035,000	$0.09
Granted	1,630,000	$0.099
Expired	(960,000)	(0.06)
Outstanding and exercisable at September 30, 2020	5,705,000	$0.10

The average remaining contractual term of the options outstanding and exercisable at September 30, 2020 was 2.53 years.  As of September 30, 2020, options outstanding and exercisable had an aggregate intrinsic value of approximately $589,380 based on the Company’s stock price of $0.20.

11.Subsequent Events

In October 2020, the Company received a notice of our loan to the Paycheck Protection Program (the “PPP”), which was in the form of a promissory note, as amended, dated April 21, 2020 issued by the Company (the “Note”); the Note maturity date has been extended to April 13, 2025 and bears interest at a rate of 1% per annum, payable monthly commencing on August 13, 2021.

On October 21, 2020 the Company completed Paycheck Protection Program (PPP) loan forgiveness application.  Washington Trust Bank may take up to 60 days to complete the review and submit the Company’s application to the Small Business Administration (SBA). The SBA then has up to 90 days to review and make a final decision on the Company’s application.

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

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions disrupted economic activity in the Company’s business related to raising capital.  As of September 30, 2020, the disruption did not materially impact the Company’s financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to the BeMetals Option Agreement could be significantly greater in future periods.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the Company`s Option Agreement with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from the Company. The terms of the agreement are for two years starting June 10, 2019, with an option to extend an additional year, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. On May 18, 2020, the Company extended the BMET Option Agreement by three months from the existing BeMetals Option Agreement date, due to the COVID-19 pandemic, and business conditions surrounding restricted international travel, and corresponding access to capital markets.

Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock. If the Option Agreement is exercised, BeMetals Corp. has agreed to an additional and final payment in an amount equal to the lesser of 50% of the market capitalization of BeMetals at the time, and the greater of either $10 million; or 20% of the net present value of the South Mountain Project as calculated in a PEA, whichever is larger. This final Option Exercise payment will include a credit to BeMetals for the $1,100,000 in cash payments; the value of the 10,000,000 shares of BeMetals Corp. at the time of issuance to The Company; and certain SMMI balance sheet liabilities.

In the event BeMetals Corp. decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of September 30, 2020.

COVID-19 Additional Precautions

Thunder Mountain Gold Inc. has also taken steps to mitigate the potential risks to employees and suppliers posed by the spread of COVID-19. The Company has taken extra precautions for employees who work under the terms of the BeMetals Operation Agreement and have implemented work from home policies where appropriate.

As of September 30, 2020, there has been no material adverse impact to the BeMetals Operation Agreement. Management will continue to review and modify plans as conditions change. Despite efforts to manage these impacts to the Company, the ultimate impact of COVID-19 also depends on factors beyond management’s knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, management cannot estimate the potential future impact to financial position, results of operations and cash flows, but the impacts could be material.

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

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from Thunder Mountain Resources, Inc. (“TMRI”), both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a PEA completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires BeMetals to issue 10,000,000 shares of BMET stock to the Company, and cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  Through September 30, 2020, cash proceeds of $600,000 and $250,000 in exchange for shares of the Company’s common stock have been received.   In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

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

South Mountain Project, Owyhee County, Idaho

Under the BeMetals Corporation (TSX-V:  BMET) Option Agreement, BeMetals and Thunder Mountain Gold formed a project team early in 2019 that is focused on advancing the South Mountain Project. This Boise Idaho-based team includes key management of Thunder Mountain Gold Inc In addition, BeMetals appointed a project manager and project geologist for this team, along with technical and underground support.

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

Phase II Drilling Initiated in 3rd Quarter at South Mountain under BeMetals Option Agreement

The 2020 Phase II Drilling and drift development, currently underway, is designed to extend the mineralized bodies at the Texas Zone and infill drill key areas of the DMEA Zone to prepare for completion of both an updated mineral resource estimate and a Preliminary Economic Assessment (“PEA”) for South Mountain in 2021 (See Figure 1 below).

Highlights of the Planned 2020 Resource Expansion and Infill Drilling Campaign:

•Complete 8,000 feet (2,400 meters) of diamond drilling for approximately 25 holes from at least three underground drilling locations, including opening and enlarging the southeastern section of the Sonneman level drift towards the Texas Zone;

•The new Texas Zone drill stations will provide better locations for testing the newly defined high-grade copper-silver-gold targets;

•Conduct infill drilling of the DMEA Zone to further evaluate the significant component of gold and silver intersections from the 2019 program that included;

Drill Hole ID, Zone & Interval	From (m)	To (m)	Core Interval (m)	Zn %	Ag g/t	Au g/t	Pb %	Cu %
SM19-002: Interval 3	85.83	96.39	10.56	11.42	123.0	4.43	0.36	0.52
SM19-006	28.01	43.71	15.70	21.27	147.0	8.04	0.77	0.30
SM19-007	26.97	39.17	12.20	18.16	122.6	4.41	1.55	0.16
SM19-016: Interval 2	136.55	146.64	10.09	3.15	151.3	1.68	0.66	0.22
SM19-016: Interval 4	184.18	188.64	4.47	5.04	482.0	4.27	5.80	0.43

Note: Reported widths in the table are drilled core lengths as true widths are unknown at this time. It is estimated based upon current data that true widths might range between 60-80% of the drilled intersection (See notes to table 1 below & QA/QC section).

•All the drilling data collected during this 2020 Phase will be incorporated into an updated resource estimate and a Preliminary Economic Assessment in 2021.

Figure 1: 3D Perspective View inclined at 20 degrees looking NNE, showing locations of 2019 drill holes (SM19 Series), 2013 surface drilling (TX13 Series) in the area of the Texas Zone, rib-sampling of Texas Zone, and priority Texas Zone Target

TX13-01
9.44m @ 4.01 % Zn; 146.38 g/t Ag; 0.22 g/t Au; 0.58 % Cu
"TEXAS ZONE"
TX13-03
12.80m @ 7.80 % Zn; 161.89 g/t Ag; 0.13 g/t Au; 0.81 % Cu
TX13-02
6.45m @ 4.30% Zn; 141.84 g/t Ag; 0.62 g/t Au; 0.29 % Cu
Sonneman Level 2095m RL
"OMEA ZONE"
"MB4 ZONE"
"LAXEY ZONE"
Laxey Level 2180m RL
TX13-05
4.27m @ 3.19% Zn; 288.30 g/t Ag; 0.16 g/t Au; 2.10 % Cu
TX13-06
7.01m @ 4.14 % Zn; 372.87 g/t Ag; 0.43 g/t Au; 2.90 % Cu
MUCK BAY 5
NEW TEXAS DRILL STATION
TEXAS ZONE TARGET
OPEN
SM19-001
SM19-002
SM19-003
SM19-004
SM19-005
SM19-006
SM19-007
SM19-008
SM19-009
SM19-010
SM19-011
SM19-012
SM19-013
SM19-014
SM19-015
SM19-016
SM19-017
SM19-018
SM19-019
SM19-020
TX-13-01
TX-13-02
TX-13-03
TX-13-05
TX-13-06
SM19-010 Interval 1
7.21m @ 4.37% Zn; 155.2 g/t Ag; 0.13 g/t Au; 2.07% Cu
SM19-010 Interval 2
10.04m @ 0.40% Zn; 136.1 g/t Ag; 0.07 g/t Au; 1.76% Cu
0 100
metres
Drill hole intercepts appearing in red previously reported in January 20, 2020 News Release
LEGEND
2019 Drill Hole with Intercept
2013 "Texas" Drill Hole with Intercept
Composite Rib Sample Location
Significant Historic Drill Hole Assay
2020 Proposed Drill Site
Vertical Rib Sample
Mineralization
Historically Identified Mineralization
CH 2166
CH 2167
CH 2168
CH 2169
CH 2170
CH 2171
CH 2172
CH 2173
CH 2151
CH 2160
CH 2154
CH 2155
CH 2161
CH 2162
CH 2176
CH 2180
CH 2177
CH 2152
CH 2153
CH 2163
CH 2164
CH 2156
CH 2165
CH 2157
CH 2158
CH 2159
CH 2179
0 5
metres
TEXAS ZONE TARGET
INSET MAP VERTICAL RIBSAMPLES

BeMetals has formed a Boise, Idaho-based project team that is focused on advancing South Mountain.  This team includes key management of Thunder Mountain Gold Inc., Optionees of the Property, who have coordinated re-establishment of the Project site for the start of Phase 2 drilling.  The team continues to build and maintain strong relations with local communities relevant to the South Mountain Project in southwestern Idaho.  The Project is largely on and surrounded by private surface land with much of the permitting in place that would facilitate development of the project given favourable results of technical and economic studies.

BeMetals has contracted Boart Longyear to drill a total of approximately 25 underground core holes for some 2,400 meters at the South Mountain project. During the 2019 drilling campaign at South Mountain, the Company identified and intersected multiple zones of high-grade zinc with significant gold and silver mineralization in projected extensions of the polymetallic DMEA zone (See Figure 1).

Drilling has commenced from the Muck Bay #5 drilling station while the mining contractor, Quimby Mining Services – Juneau, Alaska, works on opening and enlarging the far southeastern section of Sonneman level to prepare drilling platforms closer to targets within the Texas Zone (See Figure 1).  The historical far southeastern section of the Sonneman adit has not been accessed since the 1980s. Subsequently, little underground exploration has been conducted on this zone in the past four decades.

BeMetals has defined a number of compelling targets related to the Texas Zone from historical drilling, and underground sampling. These targets include both high-grade copper and zinc mineralization with a significant silver and gold component.  A significant portion of this year’s underground drilling are planned to test and extend mineralization in this zone which can potentially add significant tonnage towards updating a mineral resource estimate for South Mountain in the first half of 2021.

The infill drilling planned for the DMEA Zone area is designed to provide further information on the grade and distribution of both the gold and silver component to this polymetallic zone of mineralization. Table 1 below includes the complete results from the 2019 drilling of the DMEA Zone. Table 2 shows the azimuth, dip and collar co-ordinates for these drill holes

Phase I Drilling Results Completed at South Mountain under BeMetals Option Agreement

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

Table 2 below includes additional results received from holes SM19-016, SM19-017 and SM19-018:

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

Results of Operations:

For the nine-months ended September 30, 2020, the Company recorded net income of $1,380,889, or $0.02 per share compared to a net income of $770,671, or $0.01 per share for the same period of 2019.  The increase of $610,218 is due to the unrealized gain on investment related to the Company receiving 10,000,000 shares of BeMetals Corp. common stock. The 2019 BeMetals common stock carrying value is adjusted by subsequent quarterly changes in stock price of the BeMetals common stock (See South Mountain Project above). On June 2019 the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875 when received. On September 30, 2020, the fair value of the shares is $3,189,888.

Three-month period comparisons

Total operating expenses for the three months ended September 30, 2020 of $117,746 decreased from the same respective time period in 2019 by $27,685 or 19%. Exploration expenses for the three months ended September 30, 2020 decreased by $4,991 when compared to same period in 2019. Legal and accounting costs increased in the three-month period ended September 30, 2020 compared to 2019 by $1,878 for a total of $11,668.  Management and administrative expenses decreased by $20,783 or 18% principally related to the 2018 annual board meeting being held in the quarter ended September 30, 2019. Management anticipates the 2019 annual meeting to be held on December 9, 2020.

Nine-month period comparisons

The Company recognized $225,000 in management services income and gain on mineral interest of $250,000 during the nine-month period ended on September 30, 2020. Total operating expenses for the period ending September 30, 2020 of $537,831 decreased from the same respective time period in 2019 by $32,380 or 6%. Exploration expenses for the nine months ended September 30, 2020 decreased by $13,076 when compared to same period in 2019. Legal and accounting costs decreased in nine-month period ended September 30, 2020 compared to 2019 by $78,412 for a total of $46,099.  This decrease can be associated with legal expenses surrounding the BeMetals Option Agreement signed on February 27, 2019. Management and administrative expense increased by $67,633 or 17% principally due to stock options compensation of $159,741 issued to our officers and directors on March 30, 2020.

The consolidated financial statements for the nine-months ended September 30, 2020 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements as of September 30, 2020, we have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

Liquidity and Capital Resources:

The consolidated financial statements for the period ended September 30, 2020 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the period ended September 30, 2020, we did have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

The liquidity of the Company was enhanced on February 27, 2019 when the Company entered the BeMetals Option Agreement with BeMetals Corp., and BMET USA, a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  Through September 30, 2020, cash proceeds of $600,000 and $250,000 in exchange for shares of the Company’s common stock have been received.   BeMetals also agreed to pay the Company $25,000 per month for management services.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

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

Potential additional sources of cash, or relief of demand for cash, include additional external debt; the sale of shares of our common stock;  the sale of BeMetals shares; or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash.

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

•October 23, 2020, we had $249,250 cash in our bank accounts.

•Management is committed to manage expenses of all types to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

•The Company will also consider other sources of funding, including potential mergers and/or additional farm-out of its other exploration property.

For the nine months ended September 30, 2020, the Company reports net cash used by operating activities of $206,686 compared to cash used by operating activities of $306,366 in 2019.  During the nine-month period ended September 30, 2020, the Company received $250,000 in cash from investing activities occurred compared with $100,000 in the same period of 2019 because of proceeds from the sale of mineral interests.  During the three months period ended September 30, 2020 the Company received Tranche 4 cash payment of $250,000 of the BeMetals Option Agreement dated February 27, 2019.  As a result, the Company reported a net cash increase of $91,314 for the period ended September 30, 2020 compared to a net cash increase of $43,634 in 2019. Cash provided by financing activities total $48,000 in PPP loan proceeds for Nine months ended September 30,2020.

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

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years
Acree Lease (yearly, June)(1)	$10,170	$3,390	$6,780	$ -	$ -
Lowry Lease (yearly, October)(1)(2)	$45,120	$11,280	$22,560	$11,280	$ -
OGT LLC(3)	$30,000	$5,000	$10,000	$10,000	$ 5,000
Total	$85,290	$19,670	$39,340	$21,280	$ 5,000

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

31.1 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones

31.2 – Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery

32.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones

32.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery

101*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder’s Equity (Deficit), and (v) Consolidated Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

      /s/ Eric T. Jones

By

Eric T. Jones

President and Chief Executive Officer

Date: November 12, 2020

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

      /s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date: November 12, 2020