Form 10-K
period 2020-12-31
THUNDER MOUNTAIN GOLD INC
filed 2021-03-30
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number: 001-08429

Thunder Mountain Gold Inc

(Exact Name of Registrant as Specified in its Charter)

Nevada	91-1031015
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11770 W. President Dr., Ste. F
Boise, ID	83713
(Address of Principal Executive Offices)	(Zip Code)

(208) 658-1037

(Registrant’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

NONE	NONE	NONE

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.001 par value	THMG THM	OTCQB TSX-V

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter:  $ 2,597,392 as of June 30, 2020.

The number of shares of the Registrant’s Common Stock outstanding as of March 20, 2021, was 60,145,579.

1

THUNDER MOUNTAIN GOLD, INC.

Form 10-K

December 31, 2020

Table of Contents

PART I2

ITEM 1 - DESCRIPTION OF BUSINESS2

ITEM 1A - RISK FACTORS4

ITEM 1B - UNRESOLVED STAFF COMMENTS8

ITEM 2 - DESCRIPTION OF PROPERTIES8

ITEM 3.  LEGAL PROCEEDINGS.22

ITEM 4.  MINE SAFETY DISCLOSURES22

PART II23

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                                                                                                                                          23

ITEM 6 - SELECTED FINANCIAL DATA24

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                                                                                                                                      24

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK27

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS                                                                                                             28

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                                                                                                                                      46

ITEM 9A - CONTROLS AND PROCEDURES46

ITEM 9B - OTHER INFORMATION46

PART III47

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE47

ITEM 11 - EXECUTIVE COMPENSATION51

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                                                                                                                                              52

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE                 53

PART IV56

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES56

PART I

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements.”  All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements.  Such forward-looking statements include discussion of such matters as:

•The amount and nature of future capital, development and exploration expenditures;

•The timing of exploration activities, and;

•Business strategies and development of our Operational Plans.

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

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes (“Notes”) thereto for the fiscal year ended December 31, 2020.  The following statements may be forward looking in nature and actual results may differ materially.

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

Subsidiary Companies

On May 21, 2007, the Company filed Articles of Incorporation with the Secretary of State in Nevada for Thunder Mountain Resources, Inc., a wholly owned subsidiary of Thunder Mountain Gold, Inc.  The financial information for the new subsidiary is included in the consolidated financial statements.

On September 27, 2007, Thunder Mountain Resources, Inc. (TMRI), a wholly owned subsidiary of Thunder Mountain Gold, Inc. (THMG), completed the purchase of all the outstanding stock of South Mountain Mines, Inc., an Idaho corporation.  On November 8, 2012, South Mountain Mines, Inc., (“SMMI”) a wholly owned subsidiary of Thunder Mountain Resources, Inc., which in turn is a wholly owned subsidiary of the Company, and Idaho State Gold Company II LLC (“ISGC”) formed Owyhee Gold Territory LLC (“OGT”) (aka Owyhee Gold Trust, LLC) a limited liability company (LLC).

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

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp., a British Columbia corporation (“BeMetals”), and BeMetals USA Corp., a Delaware corporation (“BMET USA”), a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The original term of the agreement was for two years, but was extended on May 18, 2020, by three months from the existing BeMetals Option Agreement date, due to the COVID-19 pandemic, and business conditions surrounding restricted international travel, and corresponding access to capital markets. The BeMetals Option Agreement is allowed to be extended to three years, under certain conditions, with BeMetals required to issue a preliminary economic assessment ("PEA") that is completed by a mutually agreed to third-party engineering firm by the end of the period. Upon Tranche 2, BeMetals issued 10 million BMET common shares (Consideration Shares) to TMRI, and BeMetals also purchase  2.5 million shares of the Company’s common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, on a private placement. Over its term, this Agreement requires cash payments to the Company of $1,100,000.  Through December 31, 2020, cash payments of $600,000, along with $250,000 in exchange for shares of the Company’s common stock have been received. BeMetals also agreed to pay the Company $25,000 per month for management services.  The exercise of the Option Agreement price can be paid in a combination with cash and BeMetals common shares.  The calculation of the purchase price is an amount equal to the lesser of 50% of the market capitalization of BeMetals at the time; and the greater of either:

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

Payment(s) may be accelerated to exercise the Option Agreement, and restrictions will exist on resale of BeMetals common shares. The Company will not be granted any anti-dilution rights in respect of the Consideration Shares. There is no assurance that the transactions contemplated under the BeMetals Option Agreement will be completed. For the years ended December 31, 2020 and 2019 BeMetals spent respectively $1,732,027 and $1,312,462 on exploration of the South Mountain Mines property.

Reports to Security Holders

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC.  Electronically filed reports may be accessed at www.sec.gov.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330.

ITEM 1A - RISK FACTORS

COVID-19

Thunder Mountain Gold, Inc.  is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the future impact of the COVID-19 pandemic on Thunder Mountain Gold’s business is uncertain and difficult to predict. The rapid spread of the outbreak caused significant disruptions in the U.S. and global economies and capital markets during 2020, and the impact is expected to continue to be significant during 2021. Such economic disruptions could have a material adverse effect on Thunder Mountain Gold business due to the negative financial impact.

The severity of the impact of the COVID-19 pandemic, and related government responses could have disruptions to the “BeMetals Option Agreement. If BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. As of December 31, 2020, there were no material adverse impacts to the Company’s’ operations due to COVID-19.

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

We have limited income and resources.

The Company has historically incurred losses, however, under the BeMetals Option Agreement, the Company now has a recurring source of revenue, and recorded net income in 2020, and 2019.  The Company`s ability to continue as a going concern is no longer just dependent on equity capital raises and borrowings.  In 2019 in connection with the BeMetals Option Agreement (see Note 3), the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875. At December 31, 2020, the fair value of the shares is $3,018,634, and are unrestricted. The Company does have the option of selling these shares. The Company continues to have the ability to raise capital in order to fund its future exploration and working capital requirements. The Company’s plans for the long-term continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties.

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

We believe we have the ability to continue as a going concern.

The liquidity of the Company was enhanced on February 27, 2019 when the Company entered into the BeMetals Option Agreement with BeMetals Corporation. The Company generated net income of $1,221,681 for the year ended December 31, 2020. This net income is the result of the payments, and the stock issuance under the BeMetals Option Agreement. In prior periods, we have incurred significant net losses in each year since inception. Our accumulated deficit as of December 31, 2020 and 2019, was $4,534,847 and $5,751,527, respectfully. We expect to continue to incur profits for the remaining term of the BeMetals contract.  However, we may incur losses in the future.

Additional sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock, or alternative methods such as mergers or sale of our assets. The Company received 10,000,000 shares of BeMetals Corp. common stock in connection with the BeMetals Option Agreement. At December 31, 2020, the fair value of the shares is $3,018,634, and are unrestricted. The Company does have the option of selling these shares., with BeMetals having first option of purchase. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash. We historically required cash funding from outside sources to sustain existing operations, to meet current obligations and to fund ongoing capital requirements and may be required to do so in the future.

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

E.In 2019 in connection with the BeMetals Option Agreement (see Note 3), the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875. At December 31, 2020, the fair value of the shares is $3,018,634.

While there is much work to do, it is important to note that if BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments. In that event, we will immediately commence with marketing the Project to other groups that have an interest in the Project.

We believe we have the ability to continue as a going concern, even though our total accumulated deficit of $4,534,847 as of December 31, 2020.  Our plans for the long-term continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties. The Company does have the option of selling BeMetals common stock shares.  If we are not successful with our plans, equity holders could then lose all or a substantial portion of their investment.

At December 31, 2020, we had current assets of $294,283.  For the year ended December 31, 2020 net cash used for operating activities was $271,260.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough cash to complete our exploration programs, we will make every effort to raise additional funds from public offerings, sale of liquid stock or loans.

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

The Company has accrued $65,000 Accrued Reclamation costs regarding the South Mountain Mine project. Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Once we undertake any trenching or drilling activities, a reclamation bond and a permit will be required under applicable laws. Currently, we have no obligations for financial assurances of any kind, and are unable to undertake any trenching, drilling, or development on any of our properties until we obtain financial assurances pursuant to applicable regulations to cover potential liabilities.

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

With the help of Thunder Mountain Gold, BeMetals (BMET) commenced drilling at South Mountain in July of 2019 and drilled twenty-one holes totaling 7,517 feet (2,290 meters) from five underground drilling stations within the Sonneman level. The drilling program was designed to test potential down plunge extensions, and overall continuity to the mineralized zones and confirm the grade distribution of the current polymetallic mineral resource. All of the drill core recovered from the drilling was logged on site and assayed by ALS Chemex. Selected intervals and results are summarized in the Company`s 2019 Form 10K for the year ended December 31, 2019.

PHASE 2 TEXAS ZONE DRILLING - SOUTH MOUNTAIN PROJECT

A total of 8,904 feet (2,714 meters) of underground core drilling was completed during Phase 2, with 30 holes in both the Texas and DMEA zones.  During this drilling campaign, our site team widened and advanced the existing Sonneman level eastwards by 170 feet (52 meters) to establish a new drill station closer to the Texas Zone (See Figure 1). With better access to drill the Texas Zone, a total of 24 holes were completed to test this zone of mineralization. Geological logging of the core supported by sampling results indicate that two styles of high-grade mineralization have developed in this area and are now identified as the Texas West and Texas East zones.

Table 1 below illustrates the drilling results received to date from the Texas West Zone. This zone is characterized by skarn-hosted, dominantly copper and silver mineralization. This is demonstrated, for example, in the drilled intercepts:

•3.81% Cu with 7.82 opt (244.3 g/t) Ag over 15.7 feet (4.79 meters) in hole SM20-043 (Interval 1),

•2.56% Cu with 8.32 opt (260.1 g/t) Ag over 35.6 feet (10.85 meters) in SM20-028, and

•2.23% Cu with 10.81 opt (337.9 g/t) Ag over 16.96 feet (5.17 meters) in hole SM20-038.

Important to note that from the geological logging of the core, the higher copper grades over significant drilled widths in Texas West appear to be controlled by the increased abundance of chalcopyrite, which is a common copper sulphide mineral, often extractable through conventional flotation methods.  Representative sample material of this and other zones of the deposit have been identified and are being collected for metallurgical test work at the SGS Mineral Services site in Lakefield, Canada.  Results from this study will be included with historical test work and incorporated into the planned PEA study later this year.

Table 2 below displays the drill hole intersections from the Texas East Zone where this mineralization is represented by predominantly massive sulphide hosted zinc, silver, and gold mineralization. Examples of this style of mineralization are intercepts:

•8.65% Zn, 6.98 opt (218.1 g/t) Ag and 0.078 opt (2.44 g/t) Au over 11 feet (3.37 meters) in hole SM20-043 (Interval 2), and

•4.17% Zn, 6.23 opt (194.8 g/t) Ag and 0.130 opt (4.05 g/t) Au over 27.39 feet (8.35 meters) in hole SM20-050.

The gold grades of 0.130 opt (4.05 g/t) over 27.39 feet (8.35 meters); 0.066 opt (2.07 g/t) over 15.45 feet (4.71 meters) and 0.122 opt. (3.82 g/t) over 4.39 feet (1.34 meters) in holes SM20-050, SM20-043, and SM20-029, respectively, are of specific interest from a value potential for the Texas East Zone. These Texas East intersections represent the successful targeting and interpreted extension of mineralization below historical high-grade rib sampling in the Sonneman level from the 1980s (See Figure 1). (See Thunder Mountain Gold news release, dated; January 27, 2020).

The 2020 drill program intersected mineralization extending the Texas Zone further down dip of historical drilling and the exposures in the underground development.  Texas Zone mineralization is now interpreted to continue from the collar of the old Texas Shaft some 1,150 feet (350 meters) down dip to the SM20-050 intercept.  Both the Texas West and East zones remain open to depth (See Figure 1). Table 3 further below provides drill hole azimuth, dip, end of hole length and collar coordinates for each of the reported drill holes.

Table 1. Analytical and Assay Results from Texas West Zone

Drill Hole ID, Zone	From	To	Core Interval (ft)	Cu %	Ag	Au	Pb %	Zn %
& Interval	(ft)	(ft)			opt	opt
TEXAS WEST ZONE
SM20-028	198.95	234.55	35.60	2.56	7.586	0.008	0.1	0.13

SM20-030	54.89	82.09	27.20	1.13	3.649	0.003	0.02	0.26

SM20-031	136.09	140.58	4.49	1.56	8.940	0.012	1.09	2.21

SM20-033	110.79	119.49	8.69	2.77	7.330	0.011	0.03	0.15

SM20-036	112.40	143.70	31.30	0.99	9.243	0.007	0.39	2.15

SM20-038	106.00	131.00	25.00	1.64	8.152	0.022	0.86	0.55
INCLUDING:	106.00	122.97	16.96	2.23	9.855	0.030	1.12	0.77

SM20-041
INTERVAL 1:	63.71	73.88	10.17	1.29	5.177	0.003	0.07	0.04
INTERVAL 2:	104.20	109.19	4.99	0.44	4.947	0.069	0.91	1.99

SM20-042
INTERVAL 1:	58.99	65.19	6.20	1.92	3.004	0.002	0.01	0.03
INTERVAL 2:	78.08	83.99	5.91	1.06	3.325	0.002	0.03	0.1

SM20-043	(ft)	(ft)	Interval (ft)		opt	opt
INTERVAL 1:	131.00	154.00	23.00	2.84	5.294	0.006	0.01	0.29
INCLUDING:	131.00	146.69	15.68	3.81	7.125	0.005	0.01	0.07

SM20-049
INTERVAL 1:	106.89	120.64	13.75	1.82	2.608	0.002	0.01	0.18
INTERVAL 2:	147.31	151.25	3.94	2.42	4.025	0.004	0.01	0.07

Analytical and Assay results are pending for drill holes SM20-32, 34, 35, 37, 39, 40, 44-48 and 51

Note: Reported widths are drilled core lengths as true widths are unknown at this time. It is estimated based upon current data that true widths might range between 60-80% of the drilled intersection. A nominal cut-off grade of 0.5% Cu has been applied to determine the boundaries of the intersections for this skarn-hosted mineralization with no more than 1.22 meters of internal dilution.  *A nominal cut-off grade of 4.375 opt (150 g/t) Ag has been applied to this intersection. Table 3 below documents; Drill Hole Azimuth, Dip, end of hole length, and Collar Coordinates (Note: See details below in QA/QC section).

Table 2. Analytical and Assay Results from Texas East Zone

Drill Hole ID, Zone	From	To	Core Interval (ft)	Zn %	Ag	Au	Pb %	Cu %
& Interval	(ft)	(ft)			opt	opt
TEXAS EAST ZONE
SM20-029	202.20	206.59	4.40	19.67	6.688	0.111	3.94	0.25

SM20-043
INTERVAL 2:	185.47	200.89	15.42	6.19	4.918	0.060	0.71	0.39
INCLUDING:	185.47	196.49	11.02	8.65	6.361	0.071	0.9	0.52

SM20-050
INTERVAL 1:	151.84	159.42	7.58	0.1	4.255	0.005	0.01	2.91
INTERVAL 2:	162.89	190.29	27.40	4.17	5.682	0.118	0.78	0.54

Analytical and Assay results are pending for drill holes SM20-32, 34, 35, 37, 39, 40, 44-48 and 51

Note: Reported widths are drilled core lengths as true widths are unknown at this time. It is estimated based upon current data that true widths might range between 60-80% of the drilled intersection. Intervals cut-offs are based upon visual contacts of massive sulphide units with no more than 0.80 meters of internal skarn. For hole SM20-050 Interval 1. a nominal cut-off grade of 0.5% Cu has been applied to determine the boundaries of the intersections for this skarn-hosted mineralization. Table 3 below documents; Drill Hole Azimuth, Dip, end of hole length, and Collar Coordinates (Note: See details below in QA/QC section).

Figure 1: 3D Perspective view inclined 200 looking north-north-east, with hole locations for SM20-028 thru SM20-050

2020 Texas Zone Exploration
South Mountain Targets
TEXAS ZONE
DMEA ZONE
MB 4 ZONE
LAXEY ZONE
MUCK BAY 5
NEW TEXAS DRILL STATION
Laxey Level 2180m RL
0 100 metres
2019 Drill hole Intercepts appearing in pale red previously reported in January 20, 2020 News Release
Texas drilling and historic channel sample results previously reported in September 10, 2020 News Release
LEGEND
2020 Drill Hole with Intercept
2020 Drill Hole pending results
2019 Drill Hole with Intercept (SM19-Series)
2013 Drill Hole with Intercept (TX13-Series)
2020 Reactivated mine drift
2019 Active mine drift
Historic deactivated mine drift
Bowes Channel Sample Location
Composite Rib Sample Location
Significant Historic Drill Hole Assay
Texas West Copper-Silver Zone
Texas East Zinc-Silver-Gold Zone
Inferred extents of Texas Zone Mineralization
Texas Zone Detailed View
Inclined view NW 340
0 50 metres
TEXAS WEST
TEXAS EAST
OPEN
OPEN
SM20-028 Interval 1
10.85m @ 2.56% Cu; 260.1 g/t Ag; 0.26 g/t Au; 0.13% Zn
SM20-036 Interval 1
9.54m @ 0.99% Cu; 316.9 g/t Ag; 0.25 g/t Au; 2.15% Zn
SM20-031 Interval 1
1.37m @ 1.56% Cu; 306.5 g/t Ag; 0.40 g/t Au; 2.21% Zn
SM20-030 Interval 1
8.29m @ 1.13% Cu; 125.1g/t Ag; 0.40 g/t Au; 0.26% Zn
SM20-029 Interval 1
1.34m @ 19.67% Zn; 229.3 g/t Ag; 3.82 g/t Au; 0.25% Cu
SM20-038 Interval 1
7.62m @ 1.64% Cu; 279.5 g/t Ag; 0.74 g/t Au; 0.55% Zn
SM20-043
Interval 1: 7.01m @ 2.84% Cu; 181.5 g/t Ag; 0.22 g/t Au; 0.29% Zn
Interval 2: 4.79m @ 3.81% Cu; 244.3 g/t Ag; 0.17g/t Au; 0.07% Zn
SM20-033 Interval 1
2.65m @ 2.77% Cu; 251.3 g/t Ag; 0.37 g/t Au; 0.15% Zn
SM20-041
Interval 1: 3.10m @ 1.29% Cu; 177.5 g/t Ag; 0.09 g/t Au; 0.04% Cu
Interval 2: 1.52m @ 0.44% Cu; 169.6 g/t Ag; 2.37 g/t Au; 1.99% Zn
SM20-049
Interval 1: 4.19m @ 0.18% Zn; 89.4 g/t Ag; 0.07 g/t Au; 1.82% Cu
Interval 2: 1.20m @ 0.07% Zn; 138 g/t Ag; 0.14 g/t Au; 2.42% Cu
SM20-050
Interval 1: 2.31m @ 0.10% Zn; 145.9 g/t Ag; 0.18 g/t Au; 2.91% Cu
Interval 2: 8.35m @ 4.17% Zn; 194.8 g/t Ag; 4.05 g/t Au; 0.54% Cu
SM20-042
Interval 1: 1.89m @ 1.92% Cu; 103.0 g/t Ag; 0.08 g/t Au; 0.03% Zn
Interval 2: 1.80m @ 1.06% Cu; 114.0 g/t Ag; 0.08 g/t Au; 0.10% Cu

Table 3: Drill Hole Azimuth, Dip, End of hole length and Collar Coordinates

Hole ID	Azimuth Degree	Dip Degree	End of hole Length (ft)	East (ft.)	North (ft.)	Elev. (ft.)
SM20-028	90	15	246	2311764	393645	6866.77
SM20-029	126	-12	325	2311764	393645	6866.77
SM20-030	95	-30	125	2311764	393645	6866.77
SM20-031	110	-14	179	2311764	393645	6866.77
SM20-032*	105	-64	144	2311764	393645	6866.77
SM20-033	115	-30	205	2311764	393645	6866.77
SM20-034*	80	15	217	2311764	393645	6866.77
SM20-035*	105	14	78	2311764	393645	6866.77
SM20-036	105	-14	269	2311764	393645	6866.77
SM20-037*	100	-14	225	2311764	393645	6866.77
SM20-038	110	-30	185	2311764	393645	6866.77
SM20-039*	122	-8	350	2311764	393645	6866.77
SM20-040*	105	-29	200	2311764	393645	6866.77
SM20-041	110	-40	185	2311764	393645	6866.77
SM20-042	87	-62	204	2311764	393645	6866.77
SM20-043	124	-20	399	2311764	393645	6866.77
SM20-044	124	-20	154	2311764	393645	6866.77
SM20-045*	0	-55	108	2311764	393645	6866.77
SM20-046*	127	-37	305	2311764	393645	6866.77
SM20-047*	60	-80	173	2311764	393645	6866.77
SM20-048*	135	-36	275	2311764	393645	6866.77
SM20-049	155	-60	205	2311764	393645	6866.77
SM20-050	150	-42	276	2311764	393645	6866.77
SM20-051*	170	-49	404	2311760	393643	6866.07

*The results pending for this drillhole.

QUALITY ASSURANCE AND QUALITY CONTROL PROCEDURES

The project employs a rigorous QC/QA program that includes blanks, duplicates and appropriate certified standard reference material. All samples are introduced into the sample stream prior to sample handling/crushing to monitor analytical accuracy and precision. The insertion rate for the combined QA/QC samples is 10 percent or more depending upon batch sizes. ALS Global completed the analytical work with the core samples processed at their preparation facility in Reno, Nevada, U.S.A.  All analytical and assay procedures are conducted in the ALS facility in North Vancouver, BC.  The samples are processed by the following methods as appropriate to determine the grades; Au-AA23-Au 30g fire assay with AA finish, ME-ICP61-33 element four acid digest with ICP-AES finish, ME-OG62-ore grade elements, four acid with ICP-AES finish, Pb-OG62-ore grade Pb, four acid with ICP-AES finish, Zn-OG62-ore grade Zn, four acid digest with ICP-AES finish, Ag-GRA21-Ag 30g fire assay with gravimetric finish.

The South Mountain Project

South Mountain is a polymetallic development project focused on high-grade zinc and silver. It is located approximately 70 miles southwest of Boise, Idaho (see Figure 2). The Project was intermittently mined from the late 1800s to the late 1960s and its existing underground workings remain intact and well maintained. Historic production at the Project has largely come from high-grade massive sulfide bodies that remain open at depth and along strike. According to historical smelter records, approximately 53,642 tons of mineralized material has been mined to date. These records also indicate average grades; 14.5% Zn, 11.63 opt Ag, 0.063 opt Au, 2.4% Pb, and 1.4% Cu were mined. Thunder Mountain Gold Inc. purchased and advanced the Project from 2007 through 2019 investing approximately US$12M during that period. The current mineral resource estimate of the deposit is detailed in Table 3 below and the Company expects to provide a revised mineral resource update following a phase 2 drilling program in 2020.

The Project is largely on and surrounded by private surface land, and as such, the permitting and environmental aspects of the Project are expected to be straightforward. Permits are currently in place for underground exploration activities.

Figure 2. Location of South Mountain Project

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

Phase I Drilling at South Mountain under BeMetals Option Agreement

The principal objectives of the Phase 1 work plan at South Mountain was to test for potential extensions of the mineralized zones and confirm the grade distribution of the current polymetallic mineral resource estimate. The Company has now successfully completed the phase 1 program comprised of 20 underground drill holes for a total of approximately 2,290 meters. Geological logging and sampling of all drill holes have now been completed with all analytical results received. These results have been compiled into the Project’s geological database and were used to design the phase 2 drilling program for 2020. Following the phase 2 drilling program, all new results will be integrated into an updated mineral resource estimation for the Project, expected to be completed towards the end of 2021.

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

Note: Reported widths in tables 1 & 2 are drilled core lengths as true widths are unknown at this time. It is estimated based upon current data that true widths might range between 60-80% of the drilled intersection. For drill holes SM19-017* and SM19-018* true widths are unknown as these are the first drill intersections of the MD4 target. Intervals cut offs are based upon visual contacts of massive sulfide units with no more than 1.75 meters of internal skarn. For SM19-010 a nominal 0.5% copper cut off has been applied to determine the boundaries of the intersections for this skarn hosted mineralization with no more than 1.4m of internal dilution. For SM19-016† (intervals 1, 3 and 4) a nominal 0.46 g/t gold cut off has been applied to determine the boundaries of the intersections with no internal dilution. For SM19-017 & 018 a nominal 2.4% zinc cut off has been applied to determine the boundaries of the intersections for this skarn hosted mineralization with no more than 2m of internal dilution. (Note: See details below in QA/QC section). 1.00 meter (m) is equal to 3.28 feet (ft).  One gram per tonne (g/t) is equal to 0.032 ounces per ton (oz/t, or o.p.t.).

The above drill holes returned significant intersections of both massive sulfide and skarn styles of mineralization. Important sulfide minerals are pyrrhotite, sphalerite, galena, arsenopyrite and chalcopyrite. During the planned phase 3 campaign at South Mountain, the Company will carry out mineralogy and metallurgical test work studies to confirm historical other previous high-grade results, which will be included in the PEA.

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

The historic 2,200-foot-long Laxey Level drift has been rehabilitated to 10 feet by 10 feet for approximately 720 feet.  At that point the old tunnel had recently collapsed at an intrusive dike and preparations were being made to advance through the caved area.  This old tunnel was rehabilitated and accessed along its full length in 2008, at which point it intercepted the Texas massive sulfide zone, one of many that had limited mining during and after the World War II period.  Excellent high-grade massive sulfide is exposed in this area, and the core drilling during 2013 proved its continuity between the Laxey Level and the surface, an up-dip distance of nearly 400 feet.

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

• Laxey Zone; 40 ft. (12.19m) @ 16.44% Zn, 13.97 o.p.t. (478.97 g/t) Ag, 0.020 o.p.t. (0.68 g/t) Au, 0.70% Cu and 0.86% Pb

(Results previously reported in the Company`s annual / quarterly reports; news releases; and the May 2019 independent technical report titled, “National Instrument 43-101 Technical Report Updated Mineral Resource Estimate for the South Mountain Project Owyhee County, Idaho, USA.” 1.00 meter (m) is equal to 3.28 feet (ft).  One gram per tonne (g/t) is equal to 0.032 ounces per ton (oz/t, or o.p.t.).

Qualified Person – The technical information in this Form 10K has been reviewed and approved by Larry D. Kornze, Retired, P. Eng., Qualified Person, and Director of Thunder Mountain Gold Inc., and a “Qualified Person” as defined by National Instrument 43-101 standards.

This property is without known reserves and the proposed program is exploratory in nature according to Instruction 3 to paragraph (b)(5) of the SEC`s Industry Guide 7. There are currently no permits required for conducting exploration in accordance with the Company`s current board approved exploration plan.

Trout Creek Project, Lander County, Nevada

The Trout Creek project is a highly prospective gold exploration target located along the western flank of the Shoshone Mountain Range in the Reese River Valley in Lander County, Nevada. The claim package consists of 78 unpatented mining claims (approximately 1560 acres) that are situated along a recognizable structural zone in the Eureka-Battle Mountain mineralized gold trend.  Because the project is surrounded by Newmont Mining`s land package, Thunder Mountain struck a joint venture agreement with Newmont Mining on some of their adjoining mineral rights sections and aliquot parcels from 2011 thru 2016. On October 27, 2016 the Company terminated the exploration agreement with Newmont Mining Corporation to concentrate their efforts on the South Mountain Project.  The Company retained the 78-claim package by paying annual fees to BLM of $12,090 and Lander County $940 fees.

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

The Company does not plan to conduct any work on the Trout Creek Property in 2021 because of it`s focus on completing the NI 43-101 PEA at their South Mountain Project.

There are currently no environmental permits required for the planned exploration work on the property. In the future, a notice of intent may be required with the Bureau of Land Management.  This property is without known reserves and the proposed program is exploratory in nature according to Instruction 3 to paragraph (b)(5) of the SEC’s Industry Guide 7.

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

Employees

The Company employs three full-time officers. As part of the BeMetals agreement, the Company allowed these officers to work on the South Mountain Project on a consulting arrangement with BeMetals.

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

During the years ended December 31, 2020 and 2019, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Holders:

As of December 31, 2020, there were approximately 1,417 shareholders of record of the Company’s common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Transfer Agent:

Our independent stock transfer agent in the United States is Computershare Shareholder Services, located at 8742 Lucent Blvd., Suite 225, Highlands Ranch, CO 80129. In Canada, our Agent is Computershare, TORU - Toronto, University Ave, 100 University Ave, 8th Floor, Toronto, ON M5J 2Y1, CANADA

Dividends:

No dividends were paid by the Registrant in 2020 or 2019, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

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

The Company re-started the  advancement of the South Mountain Project in 2019 with BeMetals Corp. – Vancouver B.C. (TSX-V: BMET) – under an option agreement to complete the pre-development work and produce a preliminary economic analysis (PEA).  The Company’s plan of operation for the next twelve months is to continue supporting BeMetals Corp. during their option period and help ensure that the South Mountain PEA is completed on schedule and within budget.

Results of Operations:

In 2020, the Company recorded net income of $1,216,681, or $0.02 per share compared to a net income of $1,082,083, or $0.02 per share for the same period of 2019.  The increase of $134,598 is due to the unrealized gain on investment related to the 10,000,000 shares of BeMetals Corp. common stock beneficially held. The 2019 BeMetals common stock carrying value is adjusted by subsequent quarterly changes in stock price of the BeMetals common stock (See South Mountain Project above). On June 10, 2019, the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875 when received. On December 31, 2020, the fair value of the shares is $3,018,634.

For the year ended December 31, 2020 the Company recognized $300,000 in management services income and gain on mineral interest of $250,000 during the twelve-months for a total of $550,000 in total revenue.  In 2019, the Company recorded $200,000 in Management Service income and gain on BeMetals shares resulted in mineral interest of $1,754,398 which resulted total revenue of $1,954,398. The comparison of Total revenue of year ended December 31, 2020 to 2019 results in a $1,404,398 decrease attributed to shares of BeMetals common stock with a fair value of $1,883,875 received in June of 2019.

Total operating expenses for the period ending December 31, 2020 of $646,682 decreased from the same respective time period in 2019 by $48,613 or 7%. Exploration expenses for the year ended December 31, 2020 decreased by $15,461 when compared to same period in 2019. Legal and accounting costs decreased for the year ended December

31, 2020 compared to 2019 by $78,672 for a total of $56,343.  This decrease can be associated with legal expenses surrounding the BeMetals Option Agreement signed on February 27, 2019. Management and administrative expense increased by $56,874 or 11% principally due to stock options compensation of $159,740 issued to our officers and directors on March 30, 2020.

Liquidity and Capital Resources:

The consolidated financial statements for the year ended December 31, 2020 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended December 31, 2020, we have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

The liquidity of the Company was enhanced on February 27, 2019 when the Company entered into the BeMetals Option Agreement with BeMetals Corp., and BMET USA, a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  Through December 31, 2020, cash proceeds of $600,000 and $250,000 in exchange for shares of the Company’s common stock have been received.   BeMetals also agreed to pay the Company $25,000 per month for management services.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments. For the years ended December 31, 2020 and 2019 BeMetals spend respectively $1,732,027 and $1,312,462 on exploration of the South Mountain Mines property.

BeMetals issued 10 million BMET common shares (Consideration Shares) to TMRI (The Company`s wholly-owned subsidiary) in May 2019.   The fair value of the shares on the transaction date was $1,883,875.

In April 2020, the Company received a loan of $48,000 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I, Section 1102 and 1106 of the CARES Act.  The loan, which was in the form of a promissory note, as amended, dated April 21, 2020 issued by the Company (the “Note”); the Note matures on April 13, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on August 13, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses.

On October 21, 2020, the Company completed its Paycheck Protection Program (PPP) loan forgiveness application with  Washington Trust Bank. On November 07, 2020, the Company received a notice that our loan was paid in full by Small Business Administration, and the PPP loan was forgiven.

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

Our plans for the long-term continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the potential exploitation of our mining properties. Our plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property.

In addition to the BeMetals Corp. Option Agreement, we believe that the Company will be able to meet its financial obligations because of the following:

•On March 5, 2021, we had $456,064 cash in our bank accounts.

•We do not include in this consideration any option payments mentioned below.

•Management is committed to manage expenses of all types to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

•The Company will also consider other sources of funding, including potential mergers, the sale of all or part of the Company`s BeMetals Corp. (TSX-V: BMET) common shares beneficially held, and/or additional farm-out of its other exploration property.

For the year ended December 31, 2020, net cash used in operating activities was $271,260, consisting of net income of $1,221,681 offset by the non-cash items, and changes in operating assets and liabilities. Cash provided by financing activities for the year ended December 31, 2020 totaled $250,000 from the receipt of $250,000 under the BeMetals Option Agreement. Net cash distributions of financing activities were $5,000 to non-controlling interest.

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

Additional financing may be required in the future to fund our planned operations. We do not know whether additional financing will be available when needed or on acceptable terms, if at all. If we are unable to raise additional financing when necessary, we may have to delay our exploration efforts or any property acquisitions or be forced to cease operations. Collaborative arrangements may require us to relinquish our rights to certain of our mining claims.

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

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years
Acree Lease (yearly, June)(1)	$10,170	$3,390	$6,780	-	$ -
Lowry Lease (yearly, October)(1)(2)	$33,840	$11,280	$22,560	-	$ -
OGT LLC(3)	$25,000	$5,000	$10,000	$10,000	$ -
Total	$69,010	$19,670	$39,340	$10,000	$ -

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

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	29

Consolidated Balance Sheets at December 31, 2020 and 2019	31

Consolidated Statements of Operations
for the years ended December 31, 2020 and 2019	32

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019	33

Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2020 and 2019	34

Notes to Consolidated Financial Statements	34 - 45

Assure CPA™
Committed to Quality

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Thunder Mountain Gold, Inc.
Opinion on the Financial Statements

We have audited the accompanying balance sheets of Thunder Mountain Gold, Inc. ("the Company") as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Thunder Mountain Gold, Inc. Consolidated Balance Sheets
	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$ 274,155	$ 252,415
Prepaid expenses and other assets	20,128	18,824
Total current assets	294,283	271,239
Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $177,650 and $156,694, respectively	4,954	25,911
Total property and equipment	285,287	306,244

Right to use asset (Note 11)	1,332	16,625
Investment in BeMetals, at fair value (Note 4)	3,018,634	1,735,830
Total assets	$ 3,599,536	$ 2,329,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$ 60,410	$ 96,973
Accrued related party liability (Note 7)	186,685	216,685
Accrued interest payable to related parties (Note 7)	88,531	73,343
Operating lease liability – current (Note 11)	1,332	15,265
Advance from BeMetals (Note 3)	38,384	78,539
Deferred compensation (Note 7)	1,041,500	1,041,500
Related parties notes payable (Note 7)	106,576	106,576
Total current liabilities	1,523,418	1,628,881

Operating lease liability – long-term (Note 11)	-	1,360
Accrued reclamation costs	65,000	65,000
Total liabilities	1,588,418	1,695,241

Commitments and Contingencies (Notes 2 and 3)	-	-

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,145,579 shares issued and outstanding	60,146	60,146
Additional paid-in capital	6,336,316	6,176,576
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(4,534,846)	(5,751,527)
Total Thunder Mountain Gold, Inc stockholders' equity	1,837,416	460,995
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,702	173,702
Total stockholders' equity	2,011,118	634,697
Total liabilities and stockholders' equity	$ 3,599,536	$ 2,329,938

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations

	Years Ended December 31,
	2020	2019

Revenues:
Gain on mineral interest (Note 3)	$250,000	$1,754,398
Management service income	300,000	200,000
Total revenues	550,000	1,954,398

Operating expenses:
Exploration	11,312	26,773
Legal and accounting	56,343	135,015
Management and administrative	558,071	501,197
Depreciation	20,956	32,310
Total operating expenses	646,682	695,295

Net operating income (loss)	96,682	(1,259,103)

Other income (expense):
Interest expense, related parties	(15,189)	(21,290)
PPP Loan Forgiveness	48,000	-
Unrealized gain (loss) on investment	1,282,804	(148,045)
Other	2,748	(2,685)
Total other income (expense)	1,318,363	(172,020)

Net income	1,221,681	1,087,083

Net income – noncontrolling interest in Owyhee Gold Trust	5,000	5,000

Net income – Thunder Mountain Gold, Inc.	$ 1,216,681	$ 1,082,083

Net income per common share-basic and diluted	$ 0.02	$ 0.02

Weighted average common shares outstanding-basic	60,145,579	59,042,839
Weighted average common shares outstanding-diluted	61,690,547	59,329,735

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$ 1,221,681	$ 1,087,083
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	20,956	32,310
Stock based compensation	159,740	117,088
PPP loan forgiveness	(48,000)	-
Gain on mineral interest	(250,000)	(1,754,398)
Unrealized (gain) loss on investment	(1,282,804)	148,045
Change in:
Prepaid expenses and other assets	(1,304)	10,601
Accounts payable and other accrued liabilities	(36,563)	(31,119)
Accrued related party liability	(30,000)	(25,000)
Accrued interest payable to related parties	15,189	20,556
Advance from BeMetals	(40,155)	78,539
Net cash used by operating activities	(271,260)	(316,295)

Cash flows from investing activities:
Proceeds from mineral interest (Note 3)	250,000	350,000
Net cash provided by investing activities	250,000	350,000

Cash flows from financing activities:
Proceeds from PPP Loan	48,000	-
Proceeds from sale of common stock and warrants	-	250,000
Borrowings on related parties notes payable	-	40,000
Payments on related parties notes payable	-	(70,000)
Distribution to noncontrolling interest	(5,000)	(5,000)
Net cash provided by financing activities	43,000	215,000

Net increase in cash and cash equivalents	21,740	248,705
Cash and cash equivalents, beginning of year	252,415	3,710
Cash and cash equivalents, end of year	$ 274,155	$ 252,415

Supplemental disclosure of cash flows information:
Interest paid in cash	$ -	$ 736

Noncash financing and investing activities:
Investment in BeMetals received for mineral interest (Note 3)	-	1,883,875
Accounts payable settled with related party notes payable (Note 6)	-	10,000
Operating lease liability arising from obtaining right to use asset (Note 11)	-	29,617

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Changes in Stockholders’ Equity For the years ended December 31, 2020 and 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest in OGT	Total

Balances at December 31, 2018	57,645,579	$ 57,646	$ 5,811,988	$ (24,200)	$ (6,833,610)	$ 173,702	$ (814,474)

Shares and warrants issued for cash	2,500,000	2,500	247,500	-	-	-	250,000
Stock based compensation	-	-	117,088	-	-	-	117,088
Distribution to noncontrolling interest	-	-	-	-	-	(5,000)	(5,000)
Net income	-	-	-	-	1,082,083	5,000	1,087,083
Balances at December 31, 2019	60,145,579	60,146	6,176,576	(24,200)	(5,751,527)	173,702	634,697

Stock based compensation	-	-	159,740	-	-	-	159,740
Distribution to noncontrolling interest	-	-	-	-	-	(5,000)	(5,000)
Net income	-	-	-	-	1,216,681	5,000	1,221,681

Balances at December 31, 2020	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (4,539,846)	$ 173,702	$ 2,011,118

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

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corporation. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from Thunder Mountain Resources, Inc. (“TMRI”), both wholly owned subsidiaries of the Company. The original term of the agreement was for two years, but was extended on May 18, 2020, by three months from the existing BeMetals Option Agreement date, due to the COVID-19 pandemic, and business conditions surrounding restricted international travel, and corresponding access to capital markets. During this term, BeMetals is required to conduct a preliminary economic assessment ("PEA"), completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires issuance of 10,000,000 million shares of BMET stock to the Company by BeMetals, and cash payments to the Company of $1,350,000: $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  For the year ended December 31, 2020, the Company recognized $300,000 in management services income, and a cash payment of $250,000 in accordance with the BeMetals Option Agreement.

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

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions disrupted economic activity in Thunder Mountain Gold’s business related to raising capital.  As of December 31, 2020, the disruption did not materially impact the Company’ financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact could be significantly greater in future periods.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company. As of December 31, 2020, there were no material adverse impacts to the Company’ operations due to COVID-19.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets, and equity method investments. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of December 31, 2020.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the “BeMetals Option Agreement. In the event, if BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. As of December 31, 2020, there were no material adverse impacts to the Company’s BeMetal Options Agreement due to COVID-19.

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

Income Taxes

Revenue from BeMetals Option Agreement is recognized in accordance with the BeMetals contract recorded when received. (See Note 3) The Company recognizes deferred income tax liabilities or assets at the end of each period using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

Cash and Cash Equivalents

For the purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be a cash equivalent.

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.   The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2020, the Company has one financial asset, investment in equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange.  The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

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

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

Investments in Joint Ventures

For companies and joint ventures where the Company holds more than 50% of the voting interests, but less than 100%, and has significant influence, the company or joint venture is consolidated, and other investor interests are presented as noncontrolling. See Note 3 regarding the Company’s investment in Owyhee Gold Trust. Joint Ventures in which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting.

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed. At December 31, 2019 and 2020, the Company had accrued $65,000 on it’s Consolidated Balance Sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

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

In January 2020, the FASB issued ASU No. 2020-01, Clarifying the Interactions Between Topic 321, Topic 323 and Topic 815. ASU 2020-01 which makes improvements related to accounting for certain equity securities when the equity method of accounting is applied or discontinued, and scope considerations related to forward contracts and purchased options on certain securities. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings (loss) per share calculations. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion of common shares, except where their inclusion would be anti-dilutive. For the year ended December 31, 2020 outstanding common stock equivalents consisting of 5,705,000 outstanding stock options were included in calculating diluted weighted average shares outstanding.

For the year ended December 31, 2019, stock options of 960,000 are included in and 4,075,000 are excluded from the calculation of diluted income per share. Options are excluded because their exercise prices were greater than the average trading price of the Company’s common stock for the year.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows:

	December 31,
	2020	2019
Weighted average number of common shares calculated using basic net income per common share	60,145,579	59,042,839
Effect of common stock equivalents:
Stock options	1,544,968	286,896
Weighted average number of common shares calculated using diluted net income per common share	61,690,547	59,329,735

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

3. South Mountain Project

BeMetals Option Agreement:

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp., a British Columbia corporation (“BeMetals”), and BeMetals USA Corp., a Delaware corporation (“BMET USA”), a wholly owned subsidiary of BeMetals.   Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. SMMI is the Company’s subsidiary that holds the Company’s investment in the South Mountain project mineral interest.   The original term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. On May 18, 2020, by three months from the existing BeMetals Option Agreement date, due to the COVID-19 pandemic, and business conditions surrounding restricted international travel, and corresponding access to capital markets.

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

•Tranche 2:  Tranche 2 conditions were completed on June 10, 2019 with the issuance of 10 million common shares of BMET USA to TMRI having a fair value of $1,883,875; and BMET USA’s purchase of 2.5 million shares of THMG common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, on a private placement basis (received June 2019).

•Tranche 3: Cash payment of $250,000 on or before the 6-month anniversary of the Tranche 2.  Payment was received on December 10, 2019 and is nonrefundable.

•Tranche 4: Cash payment of $250,000 on or before the 15-month anniversary of the Tranche 2, was received on September 10, 2020 and was recognized as a gain on sale of mineral interest during the year ended December 31, 2020.

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

Concurrent with the BeMetals Option Agreement, BMET USA and SMMI entered into a management contract whereby BeMetals will pay $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Per the agreement the Company received management service income of $75,000 per quarter for a total of $300,000 for the year ended December 31, 2020.

BeMetals provides funding to SMMI for ongoing project expenses, including office lease payments.  Under the terms of the Option Agreement, SMMI’s management provides BeMetals a request for funds monthly to cover the upcoming month’s expenses.   At December 31, 2020 and December 31, 2019, advances received from BeMetals that have not yet been spent totaled $38,384 and $73,343, respectively.

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

	Years Ended December 31,
	2020	2019
Balance at beginning of year	$173,702	$173,702
Distribution to non-controlling interest	(5,000)	(5,000)
Net income attributable to noncontrolling interest	5,000	5,000
Balance at end of year	$173,702	$173,702

4.  Investment in Equity Security

In 2019 in connection with the BeMetals Option Agreement (see Note 3), the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875. At December 31, 2020, the fair value of the shares is $3,018,634.   For the years ended December 31, 2020 and 2019, the Company recognized an unrealized gain in the change in fair value of the investment of $1,282,804, and an unrealized loss of (148,045), respectively.

5.  Property and Equipment

The Company’s property and equipment are as follows:

	December 31,
	2020	2019
Vehicles	$22,441	22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(177,650)	(156,694)
	4,954	25,911
Land	280,333	280,333
Total Property and Equipment	$285,287	306,244

6. PPP Loan

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

On October 21, 2020 the Company completed Paycheck Protection Program (PPP) loan forgiveness application with Washington Trust Bank. On November 7, 2020, the Company received a notice that the PPP loan was forgiven.  Accordingly, the Company recorded PPP loan forgiveness in other income in the Consolidated Statement of Operations for the year ended December 31, 2020.

7.  Related Parties

Notes Payable

At December 31, 2020, the Company had notes payable balances of $66,768 and $39,808 with Eric Jones and James Collord, respectfully. Eric Jones is the Company’s President and Chief Executive Officer and James Collord, the Company’s Vice President and Chief Operating Officer, respectively.  These notes, as amended, bear interest at 1.0% to 2.0% per month and were due December 31, 2020. Interest accrued for Eric Jones and James Collord notes for the year ended December 31, 2020 was $47,697 and $40,834, respectfully.

On February 14, 2019 and May 9, 2019, Mr. Jones loaned $10,000 (in exchange for an accounts payable balance due to him) and $30,000 in cash, respectively, at an interest rate of 1.5% per month and initially payable in full on June 30, 2019.  These notes were extended to December 31, 2019.   During the year ended December 31, 2019, Mr. Jones and Mr. Collord were each paid $30,000 reducing their notes payable balances. The notes payable balances to Mr. Jones and Mr. Collord were $66,768 and $39,808, respectively, for the year ended December 31, 2019.   The accrued interest balances to Mr. Jones and Mr. Collord were $37,286 and $36,057, respectively, for the year ended December 31, 2019. On December 31, 2020, all note balances due to Mr. Jones and Mr. Collord were amended changing the payment due date to December 31, 2021.

On January 18, 2019, the Company executed a promissory note payable with Paul Beckman, a director of the Company.  The amount of the note was $10,000 at an interest rate of 1.5% per month.  The amount was paid in full on June 17, 2019 with interest expense of $736.

Deferred Compensation

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at December 31, 2020 and 2019 represent the balances deferred prior to the BeMetals agreement and are as follows:  Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

Accrued Related Party Liability

The Company engaged Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services in 2018.  During the year ended December 31, 2018, the Company incurred $65,530 in legal expense with Mr. Baird. There was no expense for the year ended in 2020, and 2019.  At December 31, 2020 and 2019, the balance due to Baird for prior years’ legal services was $186,685 and $216,685, respectfully. During the year ended December 31, 2020, the company paid Baird $30,000 on the accrued liability.

Advance from Related Party

Management has advanced funds, and foregone accrued wages to the Company for operating expenses. The balance of these advances and wages at December 31, 2020 and December 31, 2019 was $42,377 and $34,761, respectively. This balance is included in accounts payable and other accrued liabilities on the Consolidated Balance Sheets.

8. Stockholders’ Equity

The Company’s common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001. During the year ended December 31, 2019, as per the agreement, BeMetals purchased 2,500,000 shares of the Company’s common stock for $250,000 in cash.  See Note 3.

9. Stock Options

The Company has a Stock Incentive Plan (the “SIP”) that provides for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock awards, and incentive awards to eligible individuals including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.  The SIP has a fixed maximum percentage of 10% of the Company’s outstanding shares. The SIP also has terms and limitations, including that the exercise price for stock options and stock appreciation rights granted under the SIP must equal the stock’s fair value, based on the closing price per share of common stock, at the time the stock option or stock appreciation right is granted.

On March 27, 2020, the Company granted 1,630,000 stock options to officers and directors of the Company. The fair value of the options was determined to be $159,740 using the Black Scholes model.  The options are exercisable on or before March 27, 2025 and have an exercise price of $0.099.  The options were fully vested upon grant and the entire fair value was recognized as management compensation expense during the year ended December 31, 2020.

On March 25, 2019, the Company granted 1,325,000 stock options to officers and directors of the Company. The options are exercisable on or before March 25, 2024 and have an exercise price of $0.09.  The fair value of the options was determined to be $117,088 using the Black Scholes model.  The options were fully vested upon grant and the entire fair value was recognized as management compensation expense during the quarter ended March 31, 2019.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

	March 27, 2020	March 25, 2019
Stock price	$0.099	$0.09
Exercise price	$0.099	$0.09
Expected volatility	218.6%	209.5%
Expected dividends	-	-
Expected terms (in years)	5.0	5.0
Risk-free rate	0.39%	2.21%

The following is a summary of the Company’s options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2018	3,710,000	0.09
Granted	1,325,000	0.09
Outstanding and exercisable at December 31, 2019	5,035,000	$0.09
Granted	1,630,000	$0.099
Expired	(960,000)	(0.06)
Outstanding and exercisable at December 31, 2020	5,705,000	$0.0997

The average remaining contractual term of the options outstanding and exercisable at December 31, 2020 was 2.28 years.  As of December 31, 2020, options outstanding and exercisable had an aggregate intrinsic value of approximately $361,180 based on the Company’s stock price of $0.16 at December 31, 2020.

10. Income Taxes

The Company did not recognize a tax provision during 2020 and 2019.

At December 31, 2020 and 2019, net deferred tax assets were calculated based on expected blended future tax rates of 26.7% including both federal and Idaho state components.  Significant components of net deferred tax assets at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$ 1,547,400	$ 1,448,900
Share-based compensation	133,400	90,800
Deferred compensation	278,000	278,000
Investments	-	39,500
Mineral properties	179,300	212,400
	2,138,100	2,069,600
Deferred tax liabilities:
Investment in OGT	(147,100)	(146,800)
Investments	(302,900)	-
Net deferred tax assets	1,688,100	1,922,800
Less valuation allowance	(1,688,100)	(1,922,800)
Net deferred tax asset	$ -	$ -

The Company fully reserved the deferred tax asset as of December 31, 2020 and 2019, as management of the Company cannot determine that is more likely than not that the Company will realize the benefit of the deferred tax assets.

At December 31, 2020, the Company had approximately $5.8 million of federal and state net operating loss carryforwards. $5.3 million of net operating loss will expire between 2029 and 2037.  $0.5 million of the losses were incurred after 2017 and can be carried forward indefinitely, although usage of these net operating losses is limited to 80% of taxable income in the future tax year.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows NOLs generated in years 2018-2020 to be carried back 5 years.  The Company has elected not to carry any net operating losses back.

The income tax benefit shown in the financial statements for the years ended December 31, 2020 and 2019 differs from the federal statutory rate as follows:

	2020		2019

(Provision) benefit at statutory rates	$ (256,600)	(21.0)%	$ (228,300)	21.0%
State taxes	(69,600)	(5.7)	(61,800)	(5.7)
Permanent differences	(12,600)	1.0	600	0.1
Change in prior year tax estimates	104,100	8.2	(3,600)	(0.4)
Change in valuation allowance	234,700	(19.2)	293,100	27.0
Total	$ -	- %	$ -	- %

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized.  The Company is subject to possible tax examinations for the years 2017 through 2020.  Prior year tax attributes could be adjusted by taxing authorities.  If applicable, the Company will deduct interest and penalties as interest expense on the financial statements.

11.  Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In February 2019, the Company entered into an operating lease for its office and as a result a liability and right-of-use asset of $29,617 was recognized on the lease inception date.  To calculate the liability and right of use asset, the Company utilized an 8.0% incremental borrowing rate to discount the future rent payments of approximately $1,300 per month over the lease term of 2.0 years.   The lease contains no renewal option.

As of December 31, 2020, total future payments required through the remaining lease term of .09 years is $1,332 and is recognized as a current liability on the Company’s Consolidated Balance Sheet. For the years ended December 31, 2020 and December 31, 2019 rent expense recognized was $16,426 and $15,750, respectfully, and was all reimbursed by BeMetals.

12.Subsequent Events

On March 5, 2021, the company received Tranche 5 cash payment of $250,000 in accordance with the BeMetals Option Agreement.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2020, there were no changes in independent audit firms or consulting firms who provide accounting assistance.

During the year ended December 31, 2019, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the time specified in applicable rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that internal control over financial reporting was effective as of December 31, 2020, based on these criteria.

Changes in internal controls over financial reporting

During the quarter ended December 31, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section sets forth certain information with respect to the Company’s current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2020.

Directors and Executive Officers:

Name	Age	Position with the Company	Director Since
Eric T. Jones	58	President, Chief Executive Officer, Director	March 2006
E. James Collord	74	Vice-President, Chief Operating Officer, Director	Since 1978
Paul Beckman	67	Director	February 2017
Ralph Noyes	73	Director	May 2016
Douglas J. Glaspey	68	Director	June 2008
Joseph H. Baird	66	Director	January, 2014
Larry D. Kornze	73	Director	January 2013
James A. Sabala	66	Director	October 2016
Larry Thackery	62	CFO	January 2013

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

Douglas J. Glaspey was formerly President, Chief Operating Officer and a Director of U.S. Geothermal Inc. which was purchased in April 2018. Mr. Glaspey has 38 years of operating and management experience with experience in production management, planning and directing resource exploration programs, preparing feasibility studies and environmental permitting.  He was the Sinter Plant Superintendent for ASARCO at the Glover Lead Smelter in Missouri, Chief Metallurgist at Earth Resources Company at the DeLamar Silver Mine in Idaho, Chief Metallurgist for Asamera Minerals at the Cannon Gold Mine in Washington, Project Manager for Atlanta Gold Corporation at the Atlanta Project in Idaho and Ramrod Gold Corporation in Nevada.  He formed and served as an executive officer of several private resource companies in the U.S., including Drumlummon Gold Mines Corporation and Black Diamond Corporation.  He founded U.S. Cobalt Inc. in l998 and took the company public on the TSX Venture Exchange in March 2000. In December 2003, he led a Reverse Take Over and transformed the company to U.S. Geothermal Inc. changing the business from mineral exploration to geothermal development.  US Geothermal was traded on the NYSE MKT exchange.  He holds a BS degree in Mineral Processing Engineering and an Associate of Science in Engineering Science.

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

Significant Employees:

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement, the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at December 31, 2020 and 2019 represent the balances deferred prior to the BeMetals agreement and are as follows:  Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, no persons failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2020.

Audit Committee:

The Company’s Board of Directors is responsible for the oversight and management of the Company.  On January 28, 2010, an Audit Committee was designated from members of the Board and currently consists of Douglas Glaspey, Ralph Noyes, and James Sabala as independent members of the committee.

Compensation Committee:

The Purpose of the Compensation Committee is to conduct an annual review to determine whether the Company’s executive compensation program is meeting the goals and objectives set by the Board of Directors. The Compensation Committee recommends for approval by the Board of Directors the compensation for the Chief Executive Officer and directors, including salaries, incentive compensation levels and stock awards, and reviews and approves compensation proposals made for the other executive officers.  During Fiscal 2018, The Compensation Committee consists of the following members: Doug Glaspey and Ralph Noyes. Mr. Glaspey was appointed as Chair of the Compensation Committee.  The Board first appointed the Compensation Committee in May of 2012 and met once in 2020.

Special Committee:

The Purpose of the Special Committee is to review and analyze the issues pertaining to potential strategic alternatives for Thunder Mountain Gold Inc. and its subsidiary(ies) (together, the “Company”), which analysis should include, but not be limited to, the advantages and disadvantages of any strategic alternatives available to the Company, and the appropriateness and form of any consideration in relation to the Company’s stockholders in connection with any proposed transaction which should also be considered. The Special Committee directs the Company management to take any actions on the part of the Company, in addition to those normally undertaken by management (such as instructions to the professional advisers of the Company), if the Committee considers that such actions are necessary or advisable. The Committee, appointed by the Board, is comprised of three independent directors: Jim Sabala (Chairman), Ralph Noyes, and Paul Beckman. Each member meets the independence requirements of the relevant securities exchanges and regulatory agencies as may apply from time to time and is independent of management and free from any relationship that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment as a committee member.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the Directors’ duties associated with the Company's business. There are currently no other compensation arrangements for the Company’s Directors. The following table provides certain summary information for the fiscal year ended December 31, 2020 and 2019 concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers, including the Directors of the Company:

						Incentive	Deferred	All Other
				Stock	Option	Plan	Compensation	Compensation/
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Directors Fee	Total
Position	Year	($US)	($US)	($US)	($US)	($US)	($US)	($US)	($US)
Jim Collord,	2020	89,001			15,840				$ 104,841
V.P./COO	2019	42,500			10,800				$ 53,300

Eric T. Jones	2020	115,500			15,840				$ 131,340
President/CEO	2019	82,500			10,800				$ 93,300

Paul Beckman	2020				15,840				$ 15,840
Director	2019				14,400				$ 14,400

Larry Thackery	2020	84,000			15,840				$ 99,840
CFO	2019	52,500			10,800				$ 63,300

Doug Glaspey	2020				22,770				$ 22,700
Director	2019				14,850				$ 14,850

Larry Kornze	2020				15,840				$ 15,840
Director	2019				10,800				$ 10,800

Joseph Baird	2020				15,840				$ 15,840
Director	2019				10,800				$ 10,800
	2018				-				$ -

Ralph Noyes	2020				22,770				$ 22,770
Director	2019				18,450				$ 18,450

James A. Sabala	2020				20,790				$ 20,790
Director	2019				17,550				$ 17,550

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

Employment Contracts:

During 2020, there were three Company employees - Eric Jones, Jim Collord, and Larry Thackery.  They were employed per resolution of the Board and other than a monthly salary, plus normal burden, there are no other contractual understandings in the resolutions.  Each is reimbursed for the use of personal office equipment and phones, and Jim and Eric are reimbursed for health insurance and related costs up to a set maximum amount, when the Company is financially able to cover the reimbursements.

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

On March 27, 2020, the Company granted 1,630,000 stock options to officers and directors of the Company. The fair value of the options was determined to be $159,740 using the Black Scholes model.  The options are exercisable on or before March 29, 2025 and have an exercise price of $0.099.  The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the year ended December 31, 2020.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2020, by:

•the Company’s named executive officers;

•the Company’s directors;

•all of the Company’s executive officers and directors as a group; and each person who is known to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class(1)	Amount Stock Option Ownership	Percent of Stock Options
Directors and Executive Officers
E. James Collord – VP/COO/Dir	2,260,705(2)(3)	3.76%	780,000	13.67%
Eric T. Jones – President/CEO/Dir	2,330,000(2)	3.87%	780,000	13.67%
Paul Beckman - Dir	9,885,000(4)	16.44%	320,000	5.61%
Doug Glaspey - Dir	150,000(2)	0.25%	595,000	10.43%
Larry D. Kornze - Dir	-	-	480,000	8.41%
James A. Sabala - Dir	-	-	655,000	11.48%
Joseph H. Baird - Dir	2,000,000(2)	3.33%	530,000	9.29%
Ralph Noyes - Dir	-	-	735,000	12.88%
Larry Thackery - CFO	290,000(2)	0.48%	480,000	8.41%
All current executive officers and directors as a group	16,915,705	28.12%	5,355,000	93.87%

(1) Based on 60,145,579 shares of common stock issued and outstanding as of December 31, 2020.

(2) Sole voting and investment power.

(3) Includes 50,000 shares held in trust for Mr. Collord’s son, Jerritt Collord.

(4) Includes 5,000,000 shares held in P & F Development, a Private Company.

As of December 31, 2020, the number of shares of common stock that can be sold by officers, directors, principal shareholders, and others pursuant to Rule 144 was 60,145,579. As a condition to our listing on the TSX-V in 2010, our officers and directors were required to deposit their common stock totaling 4,799,239 shares, into an escrow account with Computershare Investor Services, Inc. Those escrowed shares were subject to the TSX-V’s Tier 1 escrow requirement at that time. Those requirements provide for an 18-month escrow release mechanism with 25% of the escrowed securities being released on September 24, 2010 (the date our common shares commenced trading on the TSX-V), and 25% of the escrowed securities to be released every 6 months thereafter.  As of December 31, 2020, all of the escrowed shares have been released back to the officers and directors.

Changes in Control:

The Board of Directors is aware of no circumstances which may result in a change of control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others:

In addition to the related parties notes payable discussed in Note 6, the Company had the following related party transactions:

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at December 31, 2020 and 2019 represent the balances deferred prior to the BeMetals agreement and are as follows:  Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

The Company engaged Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services in 2018.  In advance of the BeMetals transaction Mr. Baird withdrew Baird Hanson LLP as counsel to avoid any appearance of a conflict with the then-proposed BeMetals Corp. transaction. During the year ended December 31, 2018, the Company incurred $65,530 in legal expense with Mr. Baird. There was no expense for the year ended December 31, 2020.  At December 31, 2020 and December 31, 2019, the balance due to Baird was $186,685 and $216,685, respectfully.

Since 2017, Eric Jones has advanced funds to the Company for operating expenses. The balance of Mr. Jones’ advances at December 31, 2020 and December 31, 2019 was $7,046 and $17,046, respectively. At December 31, 2020 the Company has $35,331 under wages payable using the SMMI Management agreement funds, for payable expenses, attributed to the SMMI project.   This balance is included in accounts payable and other accrued liabilities on the Consolidated Balance Sheet.

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

Director Independence

On December 31, 2020 Douglas Glaspey, Larry Kornze, James A. Sabala, Ralph Noyes, and Paul Beckman are independent Members of the Board of Thunder Mountain Gold Inc.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2020, as provided by Assure CPA, LLC formerly DeCoria, Maichel and Teague, P.S. We expect that Assure CPA, LLC will serve as our auditors for fiscal year 2021. Assure CPA LLC has served as an independent auditor for the Corporation since the fiscal year ended December 31, 2005. This firm is experienced in the field of auditing and mining accounting and is professionally qualified to act in the capacity of auditors.

Year Ended	December 31, 2020	December 31, 2019
Audit fees (1)	$40,850	$36,336
Audit-related fees (2)	475	1,185
Tax fees (3)	-	7,750
All other fees (4)	-	1,225
Total Fees	$41,325	$46,496

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

The Company’s Board of Directors reviewed the audit services rendered by Assure CPA, LLC and concluded that such services were compatible with maintaining the auditors’ independence. All audit, non-audit, tax services, and other services performed by the independent accountants are pre-approved by the Board of Directors to assure that such services do not impair the auditors’ independence from the Company. The Company does not use Assure CPA LLC for financial information system design and implementation. We do not engage Assure CPA LLC to provide compliance outsourcing services.

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
101**

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and (v) Notes to Financial Statements

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

Date: March 30, 2021

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

      /s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date: March 30, 2021