Form 10-Q
period 2021-03-31
THUNDER MOUNTAIN GOLD INC
filed 2021-05-17
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to  __________

Commission File Number:  001-08429

THUNDER MOUNTAIN GOLD INC

(Exact name of Registrant as specified in its charter)

Nevada	91-1031015
(State or other jurisdiction of incorporation or organization)	(IRS identification No.)

11770 W President Dr. STE F
Boise, ID	83713-8986
(Address of Principal Executive Offices)	(Zip Code)

(208) 658-1037
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	THMG THM	OTCQB TSX-V

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at April 28, 2021:  60,145,579

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION3

Item 1 – Financial Statements3

Item 2.  Management's Discussion and Analysis or Plan of Operation16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk33

Item 4.  Controls and Procedures33

PART II – OTHER INFORMATION34

Item 1.  Legal Proceedings.34

Item 1A. Risk Factors.34

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.34

Item 3.  Defaults Upon Senior Securities.34

Item 4.  Mine Safety Disclosures34

Item 5.  Other Information34

Item 6.  Exhibits35

SIGNATURES36

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Thunder Mountain Gold, Inc. Consolidated Balance Sheets (Unaudited) March 31, 2021 and December 31, 2020
	March 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$415,428	$274,155
Prepaid expenses and other assets	6,659	20,128
Investment in BeMetals, at fair value (Note 4)	556,820	-
Total current assets	978,907	294,283

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $178,647 and $177,650, respectively	3,958	4,954
Total property and equipment	284,291	285,287

Right to use asset	-	1,332
Investment in BeMetals, at fair value (Note 4)	2,227,296	3,018,634
Total assets	$3,490,494	$3,599,536

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$36,835	$60,410
Accrued related party liability (Note 7)	181,685	186,685
Accrued interest payable to related parties (Note 7)	88,531	88,531
Operating lease liability – current (Note 10)	-	1,332
Advance from BeMetals (Note 3)	28,472	38,384
Deferred officer compensation (Note 7)	1,041,500	1,041,500
Related parties notes payable (Note 7)	86,576	106,576
Total current liabilities	1,463,599	1,523,418

Accrued reclamation costs	65,000	65,000
Total liabilities	1,528,599	1,588,418

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,145,579 shares issued and outstanding	60,146	60,146
Additional paid-in capital	6,336,316	6,336,316
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(4,584,069)	(4,534,846)
Total Thunder Mountain Gold, Inc stockholders' equity	1,788,193	1,837,416
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,702	173,702
Total stockholders' equity	1,961,895	2,011,118
Total liabilities and stockholders' equity	$3,490,494	$3,599,536

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Gain on mineral interest (Note 3)	$250,000	$-
Management service income	75,000	75,000
Total revenues	325,000	75,000

Operating expenses:
Exploration	5,011	3,318
Legal and accounting	21,810	28,459
Management and administrative	112,182	262,150
Depreciation	996	5,239
Total operating expenses	139,999	299,166

Net operating income (loss)	185,001	(224,166)

Other income (expense):
Interest expense, related parties	-	(3,797)
Unrealized loss on investment	(234,518)	(786,271)
Other	294	618
Total other income (expense)	(234,224)	(789,450)
Net income (loss)	(49,223)	(1,013,616)
Net income – noncontrolling interest in Owyhee Gold Trust	-	-
Net (loss) – Thunder Mountain Gold, Inc.	$ (49,223)	$ (1,013,616)

Net income (loss) per common share-basic and diluted	$ 0.00	$ (0.02)

Weighted average common shares outstanding-basic and diluted	60,145,579	60,145,579

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Cash flows from operating activities:
Net income (loss)	$(49,223)	$(1,013,616)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation	996	5,239
Stock based compensation	-	152,580
Gain on mineral interest	(250,000)	-
Unrealized loss on investment	234,518	786,271
Change in:
Prepaid expenses and other assets	13,469	(15,497)
Accounts payable and other accrued liabilities	(28,575)	(8,033)
Accrued interest payable to related parties	-	3,797
Advance from BeMetals	(9,912)	(35,999)
Net cash used by operating activities	(88,727)	(125,258)

Cash flows from investing activities:
Proceeds from mineral interest	250,000	-
Net cash provided by investing activities	250,000	-

Cash flows from financing activities:
Payments on related parties notes payable	(20,000)	-
Net cash used by financing activities	(20,000)	-

Net increase (decrease) in cash and cash equivalents	141,273	(125,258)
Cash and cash equivalents, beginning of period	274,155	252,415
Cash and cash equivalents, end of period	$ 415,428	$ 127,157

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) For the periods ended March 31, 2021 and March 31, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest in OGT	Total

Balances at January 1, 2020	60,145,579	$ 60,146	$ 6,176,576	$(24,200)	$ (5,751,527)	$ 173,702	$ 634,697

Stock based compensation	-	-	152,580	-	-	-	152,580
Net income (loss)	-	-	-	-	(1,013,616)		(1,013,616)
Balances at March 31, 2020	60,145,579	$ 60,146	$ 6,329,156	$(24,200)	$ (6,765,143)	$ 173,702	$ (226,339)

Balances at January 1, 2021	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (4,534,846)	$ 173,702	$ 2,011,118
Net income (loss)	-	-	-	-	(49,223)	-	(49,223)

Balances at March 31, 2021	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (4,584,069)	$ 173,702	$ 1,961,895

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2020 as filed with the Securities and Exchange Commission.

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

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions disrupted economic activity in Thunder Mountain Gold’s business related to raising capital.  As of March 31, 2021 and December 31, 2020, the disruption did not materially impact the Company’ financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact could be significantly greater in future periods.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company. As of March 31, 2021 and December 31, 2020, there were no material adverse impacts to the Company’ operations due to COVID-19.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets, and equity method investments. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of March 31, 2021 and December 31, 2020.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the “BeMetals Option Agreement”. In the event, if BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments. The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. As of March 31, 2021, there were no material adverse impacts to the Company’s BeMetal Options Agreement due to COVID-19.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.   The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At March 31, 2021, the Company has one financial asset, investment in equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange.  The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

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

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes.  The update contains a number of provisions intended to simplify the accounting for income taxes.  Adoption of this update on January 1, 2021 had no impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Clarifying the Interactions Between Topic 321, Topic 323 and Topic 815. ASU 2020-01 which makes improvements related to accounting for certain equity securities when the equity method of accounting is applied or discontinued, and scope considerations related to forward contracts and purchased options on certain securities. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020. Adoption of this update on January 1, 2021 had no impact on the Company’s consolidated financial statements.

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings (loss) per share calculations. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion of common shares, except where their inclusion would be anti-dilutive. For the quarters ended March 31, 2021 and 2020, stock options of 5,705,000 were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for the respective periods.

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

The Company has 78 unpatented claims (1,600 acres) in the Trout Creek area and 21 unpatented claims in the South Mountain area. The claim fees are paid on these unpatented claims annually as follows:

Target Area	2021
Trout Creek -State of Nevada	$12,090
Trout Creek -Lander County, Nevada	940
South Mountain-State of Idaho	3,255
Total	$16,285

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

•Tranche 5: Cash payment of $250,000 on or before the 21-month anniversary of the Tranche 2, was received on March 5, 2021 and recognized as a gain on sale of mineral interest for the period ended March 31, 2021.

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

Concurrent with the BeMetals Option Agreement, BMET USA and SMMI entered a management contract whereby BeMetals will pay $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $75,000 was recognized for the quarters ended March 31, 2021 and 2020, respectively.

BeMetals provides funding to SMMI for ongoing project expenses, including office lease payments.    Under the terms of the Option Agreement, SMMI’s management provides BeMetals a request for fund monthly to cover the upcoming month’s expenses.   On March 31, 2021 and December 31, 2020, advances received from BeMetals that have not yet been spent totaled $28,472 and $38,384, respectively.

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

4.  Investment in Equity Security

In June 2019 in connection with the BeMetals Option Agreement (see Note 3), the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875 when received.  At March 31, 2021, and December 31, 2020, the fair value of the shares is $2,784,116 and $3,018,634, respectively.  For the quarter ended March 31, 2021, the Company recognized an unrealized loss for the change in fair value of the investment of $234,518.

On March 29, 2021 the Company’s Board of Directors approved the sale of 2,000,000 of the 10,000,000 common shares held in BeMetals, which were originally received in connection with the 2019 BeMetals Option Agreement.  BeMetals has identified a prospective buyer. This sale meets the requirements under the terms of the BeMetals Option Agreement. The Board determined that it was important for the company to have a sufficient funds to sustain the company into the future amid these uncertain times. See Note 11.

5.  Property and Equipment

The Company’s property and equipment are as follows:

	March 31, 2021	December 31, 2020
Vehicles	$22,441	22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(178,647)	(177,651)
	3,958	4,954
Land	280,333	280,333
Total Property and Equipment	$284,291	285,287

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

On October 21, 2020 the Company completed the Paycheck Protection Program (PPP) loan forgiveness application with Washington Trust Bank. On November 7, 2020, the Company received a notice that the PPP loan was forgiven. Accordingly, the Company recorded PPP loan forgiveness in other income in the Consolidated Statement of Operations for the year ended December 31, 2020.

7.  Related Parties

Notes Payable

At March 31, 2021, the Company had notes payable balances of $66,768 and $19,808 with Eric Jones and James Collord, respectfully. Eric Jones is the Company’s President and Chief Executive Officer and James Collord, the Company’s Vice President and Chief Operating Officer, respectively.  During the quarter ended March 31, 2021, Mr. Collord was paid $20,000 reducing his note payable balance. These notes, as amended, stop accruing monthly interest on January 1, 2021 and payment is due on December 31, 2021.  Accrued interest payable at both March 31, 2021 and December 31, 2020 was $46,697 and $40,834 payable to Eric Jones and James Collord, respectively.

Deferred Compensation

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at March 31, 2021 and December 31, 2020 represent the balances deferred prior to the BeMetals agreement and are as follows:  Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

Accrued Related Party Liability

The Company engaged Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services. In 2018 the Company incurred $65,530 in legal expense with Mr. Baird. At March 31, 2021 and December 31, 2020, the balance due to Baird for prior years’ legal services was $181,685 and $186,685, respectfully. During the period ended March 31, 2021 the Company paid Baird $5,000 on the balance due.

Advance from Related Party

Management has advanced funds, and foregone accrued wages to the Company for operating expenses. The balance of these advances and wages at March 31, 2021 and December 31, 2020 was $35,331. This balance is included in accounts payable and other accrued liabilities on the Consolidated Balance Sheets.

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

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

March 30, 2020
Stock price	$0.095
Exercise price	$0.099
Expected volatility	218.6%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	0.39%

No stock options were granted for the quarter ended March 31, 2021.

The following is a summary of the Company’s options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2019	5,035,000	0.09
Granted	1,630,000	0.099
Expired	(960,000)	(0.06)
Outstanding and exercisable at December 31, 2020	5,705,000	$0.10
Granted	-	-
Expired	-	-
Outstanding and exercisable at March 31, 2021	5,705,000	$0.10

The average remaining contractual term of the options outstanding and exercisable at March 31, 2021 was 2.02 years. At March 31, 2021, options outstanding and exercisable had an aggregate intrinsic value of approximately $361,180 based on the Company’s stock price of $0.16 at March 31, 2021.

10.Leases

The Company renewed its office operating lease on February 1, 2021 for 12 months, but do not anticipate being more than 12 months. Since the remaining lease term at March 31, 2021 is less than one year the Company did not recognize a right to use asset and related lease liability on the balance sheet for the lease renewal. For the quarters ended March 31, 2021 and 2020 the Company paid $1,332 and $3,996 in lease payments, respectfully, which was reimbursed by BeMetals under the terms of the Option Agreement.

11. Subsequent Events

On May 04, 2021, the Company sold 2,000,000 of the 10,000,000 common shares held in BeMetals Corp., for a total of $CAD 795,000 (US $645,286). These shares were originally received in connection with the 2019 BeMetals Option Agreement.  The shares of common stock were sold in an arranged transaction through Canaccord Genuity at a price of  $CAD 0.40 (US $0.325).  This sale meets all the requirements under the terms of the BeMetals Option Agreement.

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

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions disrupted economic activity in the Company’s  business related to raising capital.  As of March 31, 2021, the disruption did not materially impact the Company’s financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to the BeMetals Option Agreement could be significantly greater in future periods than in the first quarter.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the Company`s Option Agreement with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from the Company. The term of the agreement is for two years starting June 10, 2019, with an option to extend an additional year, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of March 31, 2021.

COVID-19 Additional Precautions

Thunder Mountain Gold Inc. has also taken steps to mitigate the potential risks to employees and suppliers posed by the spread of COVID-19. The Company has taken extra precautions for employees who work under the terms of the BeMetals Option Agreement, and have implemented work from home policies where appropriate.

As of March 31, 2021, there has been no material adverse impact to the BeMetals Operation Agreement. Management will continue to review and modify plans as conditions change. Despite efforts to manage these impacts to the Company, the ultimate impact of COVID-19 also depends on factors beyond management’s knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, management cannot estimate the potential future impact to financial position, results of operations and cash flows, but the impacts could be material.

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

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from Thunder Mountain Resources, Inc. (“TMRI”), both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a PEA completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires BeMetals to issue 10,000,000 shares of BMET stock to the Company, and cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  Through March 31, 2021, cash proceeds of $850,000 and $250,000 in exchange for shares of the Company’s common stock have been received.   In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

The Company’s plan of operation for the next twelve months will be to provide support to BeMetals Corp. during their option period and help ensure that the South Mountain PEA is completed on schedule and within budget. The South Mountain Project PEA was kicked off on March 22, 2021. Both BeMetals and Thunder Mountain Gold Inc. Thunder Mountain Gold (“THMG”) agreed to appoint Mine Technical Services Ltd., to undertake and deliver this PEA study for the Project working closely with the Company, its consultants and advisors.  As part of the work for the PEA, SGS Mineral Services have been contracted to complete a metallurgical test work program to update the historical process studies.  In addition, Hard Rock Consulting LLC., were contracted to provide an updated mineral resource estimate for the Project based on the drilling to-date including the new analytical drilling results released in March.

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

With the aid of Thunder Mountain Gold, BeMetals Corp. (BMET) commenced drilling at South Mountain in July of 2019 and drilled twenty-one holes totaling 7,517 feet (2,290 meters) from five underground drilling stations within the Sonneman level. The drilling program was designed to test potential down plunge extensions, and overall continuity to the mineralized zones and confirm the grade distribution of the current polymetallic mineral resource. All of the drill core recovered from the drilling was logged on site and assayed by ALS Chemex. Selected intervals and results are summarized in the Company`s 2019 Form 10K for the year ended December 31, 2019.

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

Results of Operations:

For the quarter ended March 31, 2021, the Company recorded a net loss of $49,223, compared to a net loss of $1,013,616, or $0.02 per share for the first quarter of 2020.  The decreased loss is primarily due to the decrease in unrealized loss on investment related to the change in the value of common shares held in BeMetals which was received in connection with the BeMetals Option Agreement.  (See South Mountain Project above)

The Company recognized $75,000 in management services income and gain on mineral interest of $250,000 during the three-month period ended on March 31, 2021. Total operating expenses for the three months ending March 31, 2021 of $139,999 decreased from the same respective time period in 2020 by $159,167 or 53%. Exploration expenses for the three months ended March 31, 2021 increased by $1,693 when compared to same period in 2020. Legal and accounting costs decreased in three-month period ended March 31, 2021 compared to 2020 by $6,649 for a total of $21,809.  Management and administrative expense decreased by $149,968 or 57% principally due to stock compensation of $152,580 for stock options issued to our officers and directors on March 30, 2020. There were no options issues in for the quarter ended March 31, 2021, respectively.

Liquidity and Capital Resources:

The consolidated financial statements for the period ended March 31, 2021 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the period ended March 31, 2021, we did have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

The liquidity of the Company was enhanced on February 27, 2019 when the Company entered the BeMetals Option Agreement with BeMetals Corp., and BMET USA, a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  Through March 31, 2021, cash proceeds of $850,000 and $250,000 in exchange for shares of the Company’s common stock have been received.   BeMetals also agreed to pay the Company $25,000 per month for management services.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

BeMetals issued 10 million BMET common shares (Consideration Shares) to TMRI in May 2019.   The fair value of the shares on the transaction date was $1,883,875.  Any sale of BeMetals common shares made on the Toronto Stock Exchange-Venture Exchange is pursuant to the exemption provided in rule 904.

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

•On April 28, 2021, we had $431,903 cash in our bank accounts.

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

For the three months ended March 31, 2021, the Company reports net cash used by operating activities of $108,727 compared to cash used by operating activities of $125,258 in 2020.  During the three-month period ended March 31, 2021, the Company received $250,000 in cash from investing activities from the sale of mineral interests for the Tranche 5 cash payment from BeMetals as part of the Option Agreement dated February 27, 2019.  As a result, the Company reported a net cash increase of $141,273 for the period ended March 31, 2021 compared to a net cash decrease of $125,258 in 2020.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the Company`s Option Agreement with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from the Company. The term of the agreement is for two years starting June 10, 2019, with an option to extend an additional year, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of March 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

During the three-month period ended March 31, 2021, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Documents which are filed as a part of this report:

Exhibits:

31.1	Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones
31.2	Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery
32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones
32.2	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

    /s/ Eric T. Jones

By

Eric T. Jones

President and Chief Executive Officer

Date: May 14, 2021

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

      /s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date: May 14, 2021