Form 10-Q
period 2021-06-30
THUNDER MOUNTAIN GOLD INC
filed 2021-08-11
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at July 21, 2021:  60,145,579

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION3

Item 1 – Financial Statements3

Item 2.  Management's Discussion and Analysis or Plan of Operation17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk34

Item 4.  Controls and Procedures34

PART II – OTHER INFORMATION35

Item 1.  Legal Proceedings.35

Item 1A. Risk Factors.35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.35

Item 3.  Defaults Upon Senior Securities.35

Item 4.  Mine Safety Disclosures35

Item 5.  Other Information35

Item 6.  Exhibits36

SIGNATURES37

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Thunder Mountain Gold, Inc. Consolidated Balance Sheets (Unaudited) June 30, 2021 and December 31, 2020
	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$ 1,030,400	$ 274,155
Prepaid expenses and other assets	48,067	20,128
Total current assets	1,078,467	294,283

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $179,265 and $177,651, respectively	3,340	4,954
Total property and equipment	283,673	285,287

Right to use asset	-	1,332
Investment in BeMetals, at fair value (Note 4)	2,390,751	3,018,634
Total assets	$ 3,752,891	$ 3,599,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$ 86,286	$ 60,410
Accrued related party liability (Note 7)	176,685	186,685
Accrued interest payable to related parties (Note 7)	88,339	88,531
Operating lease liability – current (Note 10)	-	1,332
Advance from BeMetals (Note 3)	74,875	38,384
Deferred officer compensation (Note 7)	1,041,500	1,041,500
Related parties notes payable (Note 7)	66,768	106,576
Total current liabilities	1,534,453	1,523,418

Accrued reclamation costs	65,000	65,000
Total liabilities	1,599,453	1,588,418

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,145,579 shares issued and outstanding	60,146	60,146
Additional paid-in capital	6,336,316	6,336,316
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(4,392,526)	(4,534,846)
Total Thunder Mountain Gold, Inc stockholders' equity	1,979,736	1,837,416
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,702	173,702
Total stockholders' equity	2,153,438	2,011,118
Total liabilities and stockholders' equity	$ 3,752,891	$ 3,599,536

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (Unaudited)
		Three Months Ended			Six Months Ended
		June 30,			June 30,
		2021	2020		2021	2020
Revenues:
Gain on mineral interest		$-	$-		$250,000	$-
Management service income		75,000	75,000		150,000	150,000
Total revenues		75,000	75,000		400,000	150,000

Operating expenses:
Exploration		2,690	4,776		7,700	8,093
Legal and accounting		32,697	5,972		54,507	34,431
Management and administrative		112,171	104,933		224,353	367,083
Depreciation		618	5,239		1,614	10,478
Total operating expenses		148,176	120,920		288,174	420,085

Other income (expense):
Interest expense, related parties		-	(3,797)		-	(7,594)
Unrealized gain (loss) on investment		163,507	1,400,412		(71,011)	614,141
Gain on sale of investment		92,685	-		92,685	-
Other income		8,526	239		8,820	857
Total other income (expense)		264,718	1,396,854		30,494	607,404
Net income		191,542	1,350,934		142,320	337,319
Net Income (loss) – noncontrolling interest in Owyhee Gold Trust		-	-		-	-
Net income – Thunder Mountain Gold, Inc.		$191,542	$1,350,934		142,320	337,319

Net income per common share-basic and diluted	$	Nil	$$0.02	$	Nil	$0.01

Weighted average common shares outstanding-basic		60,145,579	60,145,579		60,145,579	60,145,579
Weighted average common shares outstanding- diluted		62,233,399	60,145,579		62,472,624	60,145,579

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$142,320	$337,319
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	1,614	10,478
Stock based compensation	-	159,740
Gain on mineral interest	(250,000)	-
Unrealized (gain) loss on investment	71,011	(614,141)
Gain on sale of investment	(92,685)	-
Change in:
Prepaid expenses and other assets	(27,939)	(15,372)
Accounts payable and other accrued liabilities	15,876	(11,833)
Accrued interest payable to related parties	(192)	7,594
Advance from BeMetals	36,491	(71,184)
Net cash used by operating activities	(103,504)	(197,399)

Cash flows from investing activities:
Proceeds from sale of investment	649,557	-
Proceeds from mineral interest	250,000	-
Net cash provided by investing activities	899,557	-

Cash flows from financing activities:
Proceeds from SBA PPP Loan	-	48,000
Payments on related parties notes payable	(39,808)	-
Net cash (used) provided by financing activities	(39,808)	48,000

Net increase (decrease) in cash and cash equivalents	756,245	(149,399)
Cash and cash equivalents, beginning of period	274,155	252,415
Cash and cash equivalents, end of period	$ 1,030,400	$ 103,016

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) For three-months periods ended June 30, 2021 and June 30, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest in OGT	Total

Balances at April 1, 2020	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (6,765,143)	$ 173,702	(219,179)

Net income	-	-	-	-	1,350,934		1,350,934
Balances at June 30, 2020	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (5,414,208)	$ 173,702	$ 1,131,756

Balances at April 1, 2021	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (4,584,069)	$ 173,702	$ 1,961,895
Net income	-	-	-	-	191,542	-	191,542

Balances at June 30, 2021	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (4,392,526)	$ 173,702	$ 2,153,438

Balances at January 1, 2020	60,145,579	$ 60,146	$ 6,176,576	$(24,200)	$ (5,751,527)	$ 173,702	$ 634,697

Stock based compensation	-	-	159,740	-	-	-	159,740
Net income	-	-	-	-	337,319	-	337,319
Balances at June 30, 2020	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (5,414,208)	$ 173,702	$ 1,131,756

Balances at January 1, 2021	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (4,534,846)	$ 173,702	$ 2,011,118
Net income	-	-	-	-	142,320	-	142,320

Balances at June 30, 2021	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (4,392,526)	$ 173,702	$ 2,153,438

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

Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has historically incurred losses, however, under the BeMetals Option Agreement (Note 3), the Company now has a recurring source of revenue, and its ability to continue as a going concern is no longer dependent on equity capital raises and borrowings.  However, if necessary, the Company continues to have the ability to raise additional capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term continuation as a going concern include operating on the cash flows and consideration payments provided under the BeMetals Option Agreement.

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions disrupted economic activity in Thunder Mountain Gold’s business related to raising capital.  As of June 30, 2021 and December 31, 2020, the disruption did not materially impact the Company’ financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact could be significantly greater in future periods.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company. As of June 30, 2021 and December 31, 2020, there were no material adverse impacts to the Company’ operations due to COVID-19.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets, and equity method investments. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of June 30, 2021 and December 31, 2020.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the “BeMetals Option Agreement”. In the event, if BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. As of June 30, 2021, there were no material adverse impacts to the Company’s BeMetal Options Agreement due to COVID-19.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.   The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At June 30, 2021, the Company has one financial asset, investment in equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange.  The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment in equity security and related party notes payable the carrying value of which approximates fair value based on the nature of those instruments.

Investments

The Company determines the appropriate classification of investments at the time of acquisition and re-evaluates such determinations at each reporting date. Equity securities that have a readily determined fair value are carried at fair value determined using Level 1 fair value measurement inputs with the change in fair value recognized as unrealized gain (loss) in the consolidated statement of operations each reporting period. Gains and losses on the sale of securities are recognized on a specific identification basis.

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed. At June 30, 2021 and December 31, 2020, the Company had accrued $65,000 on its Consolidated Balance Sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

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

Outstanding common stock equivalents consisting of 5,705,000 outstanding stock options for the three-month and six month periods ended June 30, 2021 were included in the calculating diluted weighted average shares outstanding.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows:

	Three months ended June 30, 2021	Six months ended June 30, 2021
Basic weighted average number of common shares	60,145,579	60,145,579
Dilutive common stock equivalents:
Stock options	2,087,820	2,327,045
Diluted weighted average number of common shares	62,233,399	62,472,624

For the six and three months ended June 30, 2020, stock options of 5,705,000 are excluded from the calculation of diluted income per share as the options’ exercise prices were not lower than the average share price during the period.

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

Concurrent with the BeMetals Option Agreement, BMET USA and SMMI entered a management contract whereby BeMetals will pay $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $150,000 was recognized for the six months ended June 30, 2021 and 2020, respectively. Management Service income for the three months ended June 30, 2021 was $75,000, and $75,000 for the same respective time frame ending in 2020.

BeMetals provides funding to SMMI for ongoing project expenses, including office lease payments.    Under the terms of the Option Agreement, SMMI’s management provides BeMetals a request for fund monthly to cover the upcoming month’s expenses.   On June 30, 2021 and December 31, 2020, advances received from BeMetals that have not yet been spent totaled $74,875 and $38,384, respectively.

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

On May 4, 2021 the Company sold 2,000,000 shares held in BeMetals Corp. for US $649,557 ($CAD 800,000). The shares of common stock were sold through Canaccord Genuity at a price of  US $0.325 ($CAD 0.40).  This sale meets the requirements under the terms of the BeMetals Option Agreement.

At June 30, 2021, the fair value of the remaining shares is $2,390,751. For the three and six months ended June 30, 2021, the Company recognized a gain on the sale of $92,685 on the sale of BeMetals shares. There was no gain on sale for the three and six months ended June 30, 2020.  A foreign exchange gain of $9,147 was recognized on the sale as the funds were not transferred to the company until May 17, 2021. This gain is included in other income on the Statement of Operations. The Company had an unrealized loss on the change in fair value of the investment of $71,011 for the six months ended June 30, 2021 compared to an unrealized gain of $614,141 in the same period of 2020. For the three months ended June 30, 2021 and June30, 2020, the Company had unrealized gains of $163,507 and $1,400,412, respectively.

5.  Property and Equipment

The Company’s property and equipment are as follows:

	June 30, 2021	December 31, 2020

Vehicles	$22,441	22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(179,265)	(177,651)
	3,340	4,954
Land	280,333	280,333
Total Property and Equipment	$283,673	285,287

6. PPP Loan

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) Act was signed into United States law.

In April 2020, the Company received a loan of $48,000 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I, Section 1102 and 1106 of the CARES Act.  The loan, which was in the form of a promissory note, as amended, dated April 21, 2020 issued by the Company (the “Note”); the Note matures on April 13, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on August 13, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company elected to take 24 weeks to spend these funds instead of eight weeks. The Company used the entire loan amount for qualifying expenses.

On October 21, 2020 the Company completed the Paycheck Protection Program (PPP) loan forgiveness application with Washington Trust Bank. On November 7, 2020, the Company received a notice that the PPP loan was forgiven. Accordingly, the Company recorded PPP loan forgiveness in other income in the Consolidated Statement of Operations for the year ended December 31, 2020.

7.  Related Parties

Notes Payable

At June 30, 2021 the Company had a notes payable balances of $66,768 due to Eric Jones. Eric Jones is the Company’s President and Chief Executive Officer. Mr Jones received no payments during the three and six months ended June 30, 2021. The note, as amended, stop accruing monthly interest on January 1, 2021, and payment is due on December 31, 2021.  Eric Jones had accrued interest payable at both June 30, 2021 and December 31, 2020 of $47,697.

James Collord, the Company’s Vice President and Chief Operating Officer was paid $40,000 paying off the note payable balance of $39,808 for the three and six months ended March 31, 2021 as well as $192 of accrued interest for the six months ended June 30, 2021.  The note, as amended, stop accruing monthly interest on January 1, 2021, and payment is due on December 31, 2021. Accrued interest payable to James Collord on June 30, 2021 and December 31, 2020 was $40,834 and $40,642, respectively.

Deferred Compensation

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at June 30, 2021 and December 31, 2020 represent the balances deferred prior to the BeMetals agreement and are as follows:  Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

Accrued Related Party Liability

The Company engaged Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services. At June 30, 2021 and December 31, 2020, the balance due to Baird for prior years’ legal services was $176,685 and $186,685, respectfully. During the six months ended June 30, 2021 the Company paid Baird $10,000 on the balance due.

Advance from Related Party

Management has advanced funds, and foregone accrued wages to the Company for operating expenses. The balance of these advances and wages at June 30, 2021 and December 31, 2020 was $35,331. This balance is included in accounts payable and other accrued liabilities on the Consolidated Balance Sheets.

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

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

March 30, 2020
Stock price	$0.095
Exercise price	$0.099
Expected volatility	218.6%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	0.39%

No stock options were granted for the quarter ended June 30, 2021.

The following is a summary of the Company’s options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2019	5,035,000	0.09
Granted	1,630,000	0.099
Expired	(960,000)	(0.06)
Outstanding and exercisable at December 31, 2020	5,705,000	$0.10
Granted	-	-
Expired	-	-
Outstanding and exercisable at June 30, 2021	5,705,000	$0.10

The average remaining contractual term of the options outstanding and exercisable at June 30, 2021 was 1.91 years. At June 30, 2021, options outstanding and exercisable had an aggregate intrinsic value of approximately $167,210 based on the Company’s stock price of $0.126 at June 30, 2021.

10.Leases

The Company renewed its office operating lease on February 1, 2021 for 12 months, but do not anticipate extending the lease beyond January 31, 2022.Since the remaining lease term at June 30, 2021 is less than one year the Company did not recognize a right to use asset and related lease liability on the balance sheet for the lease renewal. For the six months ended June 30, 2021 and 2020 the Company paid $2,664 and $7,992 in lease payments, respectfully, which was reimbursed by BeMetals under the terms of the Option Agreement.

11. Subsequent Events

On July 19, 2021, management and Board members exercised stock options representing 710,000 of common stock, 354,648 was in exchange for advanced funds, accounts payables, and accrued interest payable for a nonmonetary value of $35,465.  Additional stock options of 355,352 of common stock were exercised for cash amount of $35,535.

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

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions disrupted economic activity in the Company’s  business related to raising capital.  As of June 30, 2021, the disruption did not materially impact the Company’s financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to the BeMetals Option Agreement could be significantly greater in future periods than in the first quarter.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the Company`s Option Agreement with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from the Company. The term of the agreement is for two years starting June 10, 2019, with an option to extend an additional year, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of June 30, 2021.

COVID-19 Additional Precautions

Thunder Mountain Gold Inc. has also taken steps to mitigate the potential risks to employees and suppliers posed by the spread of COVID-19. The Company has taken extra precautions for employees who work under the terms of the BeMetals Option Agreement,and have implemented work from home policies where appropriate.

As of June 30, 2021, there has been no material adverse impact to the BeMetals Operation Agreement. Management will continue to review and modify plans as conditions change. Despite efforts to manage these impacts to the Company, the ultimate impact of COVID-19 also depends on factors beyond management’s knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, management cannot estimate the potential future impact to financial position, results of operations and cash flows, but the impacts could be material.

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

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from Thunder Mountain Resources, Inc. (“TMRI”), both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a PEA completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires BeMetals to issue 10,000,000 shares of BMET stock to the Company, and cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  Through June 30, 2021, cash proceeds of $850,000 and $250,000 in exchange for shares of the Company’s common stock have been received.   In the event BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

The Company’s plan of operation for the next twelve months will be to provide support to BeMetals Corp. during their option period and help ensure that the South Mountain PEA is completed on schedule and within budget. The South Mountain Project PEA was kicked off on March 22, 2021. Both BeMetals and Thunder Mountain Gold Inc.  Thunder Mountain Gold agreed to appoint Mine Technical Services Ltd., to undertake and deliver this PEA study for the Project working closely with the Company, its consultants and advisors.  As part of the work for the PEA, SGS Mineral Services have been contracted to complete a metallurgical test work program to update the historical process studies.  In addition, Hard Rock Consulting LLC., was contracted to provide an updated mineral resource estimate for the Project based on the drilling to-date including the new analytical drilling results released in March. Mine Technical Services was contracted to complete the South Mountain PEA.

The Company expects that the PEA will be completed by the end of  calendar year 2021.  As part of the Option Agreement, BeMetals can extend their due diligence another full year, or until September 10, 2022.

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

With the aid of Thunder Mountain Gold, BeMetals Corp. (BMET) commenced drilling, in a Phase 1 approach,at South Mountain in July of 2019 and drilled twenty-one holes totaling 7,517 feet (2,290 meters) from five underground drilling stations within the Sonneman level. The drilling program was designed to test potential down plunge extensions, and overall continuity to the mineralized zones and confirm the grade distribution of the current polymetallic mineral resource. All of the drill core recovered from the drilling was logged on site and assayed by ALS Chemex. Selected intervals and results are summarized in the Company`s 2020 Form 10K for the year ended December 31, 2020.

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

Phase I Drilling at South Mountain under BeMetals Option Agreement

The principal objectives of the Phase 1 work plan at South Mountain was testing the extensions of the mineralized zones and confirmation of the grade distribution of the current polymetallic mineral resource estimate. The Company successfully completed the phase 1 program comprised of 20 underground drill holes for a total of approximately 2,290 meters. Geological logging and sampling of all drill holes have now been completed with all analytical results received. These results have been compiled into the Project’s geological database and were used to design the phase 2 drilling program for 2020. Following the phase 2 drilling program, all new results will be integrated into an updated mineral resource estimation for the Project, expected to be completed towards the end of 2021.

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

Qualified Person – The technical information in this Form 10Q has been reviewed and approved by Larry D. Kornze, Retired, P. Eng., Qualified Person, and Director of Thunder Mountain Gold Inc., and a “Qualified Person” as defined by National Instrument 43-101 standards.

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

Results of Operations:

For the three months ended June 30, 2021, the Company recorded a net income of $191,542, compared to net income of $1,350,934, for the same time ending June 30, 2021.  Net Income for the six month period ended June 30, 2021 was $142,320 for the same period in 2020 the amount was $337,319. The decrease in net income for 2021 the decrease is primarily due to a reduction in the market value of equity consideration received in connection with the BeMetals transaction in connection with the BeMetals Option Agreement.  (See South Mountain Project above)

Three-month period comparisons

Total operating expenses for the three months ending June 30, 2021 of $148,176 increased from the same respective time period in 2020 by $27,256 or 6%. Exploration expenses for the three months ended June 30, 2021 decreased by $2,086 when compared to same period in 2020. Legal and accounting costs increased in three-month period ended June 30, 2021 compared to 2020 by $26,725 for a total of $32,697.  The increase in legal and accounting costs is principally due cost associated with the BeMetals Lease Option Agreement. Management and administrative expense increased by $7,238 or 2%. There were no options issues in for the quarter ended June 30, 2021, respectively.

Six-month period comparisons

The Company recognized $150,000 in management services income and gain on mineral interest of $250,000 during the six-month period ended on June 30, 2021. Total operating expenses for the six months ending June 30, 2021 of $288,174 decreased from the same respective time period in 2020 by $131,911 or 31%. Exploration expenses for the six months ended June 30, 2021 decreased by $393 when compared to same period in 2020. Legal and accounting costs increased in the six-month period ended June 30, 2021 compared to 2020 by $20,076 for a total of $54,507.  Management and administrative expense decreased by $142,730 or 39% principally due to stock compensation of $159,740 for stock options issued to our officers and directors on March 30, 2020. There were no options issues in for the period ended June 30, 2021.

The consolidated financial statements for the six-months ended June 30, 2021 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements as of June 30, 2021, we have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

Liquidity and Capital Resources:

The consolidated financial statements for the period ended June 30, 2021 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the period ended June 30, 2021, we did have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

The liquidity of the Company was enhanced on February 27, 2019 when the Company entered the BeMetals Option Agreement with BeMetals Corp., and BMET USA, a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  Through June 30, 2021, cash proceeds of $850,000 and $250,000 in exchange for shares of the Company’s common stock have been received.   BeMetals also agreed to pay the Company $25,000 per month for management services.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

BeMetals issued 10 million BMET common shares (Consideration Shares) to TMRI in May 2019.   The fair value of the shares on the transaction date was $1,883,875.  Any sale of BeMetals common shares made on the Toronto Stock Exchange-Venture Exchange is pursuant to the exemption provided in rule 904.

On May 17, 2021 the Company received US $649,557. The shares of 2,000,000 common stock were sold in an arranged transaction through Canaccord Genuity at a price of  US $0.325 ($CAD 0.40).  Currently, there remains 8,000,000 of BeMetals common stock shares being held at Canaccord Genuity in connection with the BeMetals Option Agreement.  (See South Mountain Project above), This sale meets the requirements under the terms of the BeMetals Option Agreement.

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

The Company has historically incurred losses, however, under the BeMetals Option Agreement, the Company now has a recurring source of revenue, and its ability to continue as a going concern is no longer dependent on equity capital raises and borrowings.  However, the Company believes it has the ability to raise capital in order to fund its future exploration and working capital requirements if necessary.

Potential additional sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock, or alternative methods such as mergers or sale of 8,000,000 BeMetals common stock shares in connection with the BeMetals Option Agreement.  (See South Mountain Project above),. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash.

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

•On July 21, 2020, we had $965,495 cash in our bank accounts.

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

For the six months ended June 30, 2021, the Company reports net cash used by operating activities of $103,504 compared to cash used by operating activities of $197,399 in 2020.  During the six-month period ended June 30, 2021, the Company received $899,557 in cash from investing activities $250,000 from the sale of mineral interests for the Tranche 5, pursuant to the BeMetals Option Agreement, and $649,557 proceeds from sale of 2,000,000 shares of BeMetals common shares. During the period ended June 30, 2021, financing activities paid $39,808 towards related notes payables and applying $192 to the accrued interest for a total of $40,000. The Company reported a net cash increase of $756,245 for the period ended June 30, 2021 compared to a net cash decrease of $149,399 for same period in 2020.

Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough cash to fund our operations, we will attempt to raise additional funds from a public offering, a private placement, mergers, farm-outs or loans.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the Company`s Option Agreement with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from the Company. The term of the agreement is for two years starting June 10, 2019, with an option to extend an additional year, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of June 30, 2021.

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

During the six-month period ended June 30, 2021, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date: August 11, 2021

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

      /s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date: August 11, 2021