Form 10-Q
period 2021-09-30
THUNDER MOUNTAIN GOLD INC
filed 2021-11-15
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at October 21, 2021:  60,855,579

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

Item 1.  Legal Proceedings.35

Item 1A. Risk Factors.35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.35

Item 3.  Defaults Upon Senior Securities.35

Item 4.  Mine Safety Disclosures35

Item 5.  Other Information35

Item 6.  Exhibits36

SIGNATURES37

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Thunder Mountain Gold, Inc. Consolidated Balance Sheets (Unaudited) September 30, 2021 and December 31, 2020
	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$ 1,220,575	$ 274,155
Prepaid expenses and other assets	34,659	20,128
Total current assets	1,255,234	294,283

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $179,883 and $177,651, respectively	2,722	4,954
Total property and equipment	283,055	285,287

Right to use asset	-	1,332
Investment in BeMetals, at fair value (Note 4)	1,547,820	3,018,634
Total assets	$ 3,086,109	$ 3,599,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$ 28,195	$ 60,410
Accrued related party liability (Note 7)	166,685	186,685
Related parties notes payable (Note 7)	66,768	106,576
Accrued interest payable to related parties (Note 7)	80,176	88,531
Operating lease liability – current (Note 10)	-	1,332
Advance from BeMetals (Note 3)	68,204	38,384
Deferred officer compensation (Note 7)	1,041,500	1,041,500
Total current liabilities	1,451,528	1,523,418

Accrued reclamation costs	65,000	65,000
Total liabilities	1,516,528	1,588,418

Commitments and Contingencies (Notes 1, 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $ 0.001 par value; 200,000,000 shares authorized, 60,855,579 and 60,145,579 shares issued and outstanding	60,856	60,146
Additional paid-in capital	6,406,606	6,336,316
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(5,047,383)	(4,534,846)
Total Thunder Mountain Gold, Inc stockholders' equity	1,395,879	1,837,416
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,702	173,702
Total stockholders' equity	1,569,581	2,011,118
Total liabilities and stockholders' equity	$ 3,086,109	$ 3,599,536

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Gain on mineral interest	$250,000	$250,000	$500,000	$250,000
Management service income	75,000	75,000	225,000	225,000
Total revenues	325,000	325,000	725,000	475,000

Operating expenses:
Exploration	4,940	5,329	12,640	13,422
Legal and accounting	14,187	11,668	68,694	46,099
Management and administrative	116,745	95,510	341,098	462,593
Depreciation	618	5,239	2,232	15,717
Total operating expenses	136,490	117,746	424,664	537,831

Other income (expense):
Interest expense, related parties	-	(3,797)	-	(11,391)
Unrealized gain (loss) on investment	(842,931)	839,917	(913,942)	1,454,058
Gain on sale of investment	-	-	92,685	-
Other income	(436)	196	8,384	1,053
Total other income (expense)	(843,367)	836,316	(812,873)	1,443,720
Net income (loss)	(654,857)	1,043,570	(512,537)	1,380,889
Net Income (loss) – noncontrolling interest in Owyhee Gold Trust	-	-	-	-
Net income (loss) – Thunder Mountain Gold, Inc.	$(654,857)	$1,043,570	(512,537)	1,380,889

Net income (loss) per common share-basic and diluted	$(0.01)	$$0.02	$(0.01)	$0.02

Weighted average common shares outstanding-basic	60,855,579	60,145,579	60,855,579	60,145,579
Weighted average common shares outstanding- diluted	60,855,579	63,118,096	60,855,579	61,509,293

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(512,537)	$1,380,889
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	2,232	15,717
Stock based compensation	-	159,740
Gain on mineral interest	(500,000)	(250,000)
Unrealized (gain) loss on investment	913,942	(1,454,058)
Gain on sale of investment	(92,685)	-
Change in:
Prepaid expenses and other assets	(14,531)	(14,773)
Accounts payable and other accrued liabilities	(4,914)	(6,756)
Accrued liability payable to related parties	(20,000)	(20,000)
Accrued interest payable to related parties	(190)	11,391
Advance from BeMetals	29,820	(28,836)
Net cash used by operating activities	(198,863)	(206,686)

Cash flows from investing activities:
Proceeds from sale of investment	649,557	-
Proceeds from mineral interest	500,000	250,000
Net cash provided by investing activities	1,149,557	250,000

Cash flows from financing activities:
Proceeds from Exercise of Options	35,534	-
Proceeds from SBA PPP Loan	-	48,000
Payments on related parties notes payable	(39,808)	-
Net cash provided by financing activities	(4,274)	48,000

Net increase (decrease) in cash and cash equivalents	946,420	91,314
Cash and cash equivalents, beginning of period	274,155	252,415
Cash and cash equivalents, end of period	$ 1,220,575	$ 343,729

Noncash financing activities
Shares issued for settlement of option exercise with accrued interest and wages	$35,466	$-

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) For three-month periods ended September 30, 2021 and September 30, 2020
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest in OGT	Total

Balances at July 1, 2020	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (5,414,208)	$ 173,702	$ 1,131,756

Net income(loss)	-	-	-	-	1,043,570	-	1,043,570
Balances at September 30, 2020	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (4,370,638)	$ 173,702	$ 2,175,326

Balances at July 1, 2021	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (4,392,526)	$ 173,702	$ 2,153,438

Stock Options exercised	710,000	710	70,290				71,000
Net income(loss)	-	-	-	-	(654,857)	-	(654,857)
Balances at September 30, 2021	60,855,579	$ 60,856	$ 6,406,606	$(24,200)	$ (5,047,383)	$ 173,702	$ 1,569,581

For nine-month periods ended September 30, 2021 and September 30, 2020
Balances at January 1, 2020	60,145,579	$ 60,146	$ 6,176,576	$(24,200)	$ (5,751,527)	$ 173,702	$ 634,697

Stock based compensation	-	-	159,740	-	-	-	159,740
Net income(loss)	-	-	-	-	1,380,889	-	1,380,889
Balances at September 30, 2020	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (4,370,638)	$ 173,702	$ 2,175,326

Balances at January 1, 2021	60,145,579	$ 60,146	$ 6,336,316	$(24,200)	$ (4,534,846)	$ 173,702	$ 2,011,118

Stock Options exercised	710,000	710	70,290				71,000
Net income(loss)	-	-	-	-	(512,537)	-	(512,537)
Balances at September 30, 2021	60,855,579	$ 60,856	$ 6,406,606	$(24,200)	$ (5,047,383)	$ 173,702	$ 1,569,581

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

On February 27, 2019, the Company entered into an Option Agreement, (the “BeMetals Option Agreement”) with BeMetals Corporation. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from Thunder Mountain Resources, Inc. (“TMRI”), both wholly owned subsidiaries of the Company. The original term of the agreement was for two years, but was extended on May 18, 2020 by three months. On September 14, 2021, the BeMetals Option Agreement was amended, extending the option period to December 31, 2022, due to the COVID-19 pandemic, and business conditions surrounding restricted international travel, and corresponding access to capital markets. During this term, BeMetals is required to conduct a preliminary economic assessment ("PEA"), completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires issuance of 10,000,000 million shares of BMET stock to the Company by BeMetals, and cash payments to the Company of $1,350,000: $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock. In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  See Note 3 for further information.

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

Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions disrupted economic activity in Thunder Mountain Gold’s business related to raising capital.  As of September 30, 2021, and December 31, 2020, the disruption did not materially impact the Company’ financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact could be significantly greater in future periods.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company. As of September 30, 2021, and December 31, 2020, there were no material adverse impacts to the Company’ operations due to COVID-19.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets, and equity method investments. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of September 30, 2021, and December 31, 2020.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the “BeMetals Option Agreement”. In the event, if BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. As of September 30, 2021, there were no material adverse impacts to the Company’s BeMetal Options Agreement due to COVID-19.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.   The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At September 30, 2021, the Company has one financial asset, investment in equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange.  The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment in BeMetal’s equity security and related party notes payable, the carrying value of which approximates fair value based on the nature of those instruments.

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed. At September 30, 2021 and December 31, 2020, the Company had accrued $65,000 on its consolidated balance sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

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

In January 2020, the FASB issued ASU No. 2020-01, Clarifying the Interactions Between Topic 321, Topic 323 and Topic 815. ASU 2020-01 which makes improvements related to accounting for certain equity securities when the equity method of accounting is applied or discontinued, and scope considerations related to forward contracts and purchased options on certain securities. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020. Adoption of this update on January 1, 2021, had no impact on the Company’s consolidated financial statements.

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

For the three and nine months ended September 30, 2021, stock options of 3,355,000 are excluded from the calculation of diluted income per share as their effect would have been anti-dilutive to the net loss for the periods.

For the three and nine months ended September 30, 2020, dilutive common stock equivalents of 2,972,517 and 1,363,714, respectively are included in calculation of diluted income per share as the options’ exercise price was lower than the average share price during the periods.

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

The Company has 26 unpatented claims (533 acres) in the Trout Creek area and 21 unpatented claims in the South Mountain area. For the quarter ended September 30, 2021, the Company made the decision not to maintain 52 unpatented mining claims (1,067 acres) in the Trout Creek area.

The claim fees are paid on these unpatented claims annually as follows:

Target Area	2021
Trout Creek -State of Nevada	$12,090
Trout Creek -Lander County, Nevada	324
South Mountain-State of Idaho	3,255
Total	$15,669

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

On September 14, 2021, the BeMetals Option Agreement was amended, effecting Tranche 6 with the addition of Tranche 7 and 8. The option period has been extended to December 31, 2022, unless agreed to be extended by all Parties.

Pursuant to the amended BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the outstanding shares of SMMI from TMRI if the following obligations are satisfied:

•Tranche 1: cash payment of $100,000 to TMRI within 1 business day of delivery of voting support agreements from shareholders of THMG who hold or control shares carrying more than 50% of the voting rights attached to all outstanding THMG Shares.  Payment was received on March 5, 2019 and is nonrefundable.

•Tranche 2:  Tranche 2 conditions were completed on June 10, 2019, with the issuance of 10 million common shares of BMET USA to TMRI having a fair value of $1,883,875; and BMET USA’s purchase of 2.5 million shares of THMG common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, on a private placement basis (received June 2019).

•Tranche 3: Cash payment of $250,000 on or before the 6-month anniversary of the Tranche 2.  Payment was received on December 10, 2019.

•Tranche 4: Cash payment of $250,000 on or before the 15-month anniversary of the Tranche 2, was received on September 10, 2020, and was recognized as a gain on sale of mineral interest during the year ended December 31, 2020.

•Tranche 5: Cash payment of $250,000 on or before the 21-month anniversary of the Tranche 2, was received on March 5, 2021, and recognized as a gain on sale of mineral interest for the period ended March 31, 2021.

•Tranche 6: Cash payment of $250,000 on or before September 30, 2021, which was received on September 10, 2021, and fulfilled the cash option payment requirement per the original agreement.

•Tranche 7: Commencing from September 10, 2021, BeMetals shall fund and complete a surface drilling exploration program with a minimum of 7,000 feet. Including but not limited to corresponding sampling and analysis.

•Tranche 8: Upon BeMetal’s intention to exercise their option, and completion of Tranches 1 through 7. An additional payment of an amount equal to the lesser of 50% of the market capitalization of BeMetals at the time, and the greater of either $10 million; or 20% the net present value of the South Mountain Project as calculated in the PEA, and discounted at 8%. Less the sum of:

•US$850,000 being the total cash payments made by BMET USA.

•The Tranche 2 Shares Value $1,883,875.

•The aggregate value of the South Mountain Project Liabilities, excluding reclamation and environmental liabilities.

BeMetals Management Service Income

Concurrent with the BeMetals Option Agreement, BMET USA and SMMI entered a management contract whereby BeMetals will pay $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $225,000 was recognized for the nine months ended September 30, 2021, and 2020, respectively. Management Service income for the three months ended September 30, 2021, and 2020 was $75,000, respectively.

Advance from BeMetals

BeMetals provides funding to SMMI for ongoing project expenses, including office lease payments.  Under the terms of the Option Agreement, SMMI’s management provides BeMetals a request for funds monthly to cover the upcoming month’s expenses.   On September 30, 2021, and December 31, 2020, advances received from BeMetals that have not yet been spent totaled $68,204 and $38,384, respectively.

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

On May 4, 2021, the Company sold 2,000,000 shares held in BeMetals Corp. for US $649,557 ($CAD 800,000). The shares of common stock were sold through Canaccord Genuity at a price of US $0.325 ($CAD 0.40).  This sale meets the requirements under the terms of the BeMetals Option Agreement.

At September 30, 2021, the fair value of the remaining shares is $1,547,820. For the three and nine months ended September 30, 2021, the Company recognized a gain of $0 and $92,685, respectively on the sale of BeMetals shares. There was no gain on sale for the three and nine months ended September 30, 2020.  A foreign exchange gain of $9,147 was recognized on the sale as the funds were not transferred to the company until May 17, 2021. This gain is included in other income on the statement of operations. The Company had an unrealized loss on the change in fair value of the investment of $913,942 for the nine months ended September 30, 2021, compared to an unrealized gain of $1,454,058 in the same period of 2020. For the three months ended September 30, 2021, the Company had unrealized loss of $842,931 compared to, an unrealized gain of $839,917 for three months ended September 30, 2020.

5.  Property and Equipment

The Company’s property and equipment are as follows:

	September 30, 2021	December 31, 2020
Vehicles	$22,441	22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(179,883)	(177,651)
	2,722	4,954
Land	280,333	280,333
Total Property and Equipment	$283,055	285,287

6. PPP Loan

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) Act was signed into United States law.

In April 2020, the Company received a loan of $48,000 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I, Section 1102 and 1106 of the CARES Act.  The loan, which was in the form of a promissory note, as amended, dated April 21, 2020, issued by the Company (the “Note”); the Note matures on April 13, 2022, and bears interest at a rate of 1% per annum, payable monthly commencing on August 13, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company elected to take 24 weeks to spend these funds instead of eight weeks. The Company used the entire loan amount for qualifying expenses.

On October 21, 2020, the Company completed the Paycheck Protection Program (PPP) loan forgiveness application with Washington Trust Bank. On November 7, 2020, the Company received a notice that the PPP loan was forgiven. Accordingly, the Company recorded PPP loan forgiveness in other income in the consolidated statement of operations for the year ended December 31, 2020.

7.  Related Parties

Notes Payable

At September 30, 2021 the Company had a notes payable balance of $66,768 due to Eric Jones. Mr. Jones is the Company’s President and Chief Executive Officer. Mr. Jones received no payments during the nine months ended September 30, 2021. The note, as amended, stop accruing monthly interest on January 1, 2021, and payment is due on December 31, 2021.  Mr. Jones had accrued interest payable at both September 30, 2021 and December 31, 2020 of $47,697.

James Collord, the Company’s Vice President and Chief Operating Officer was paid $40,000 paying off the note payable balance of $39,808 as well as $192 of accrued interest during the nine months ended September 30, 2021.  The note, as amended, stopped accruing monthly interest on January 1, 2021, and payment was due on December 31, 2021.

For the three months ended September 30, 2021, Mr. Collord exercised stock options, using $8,163 of accrued interest plus $2,500 in deferred wages, net of $663 in related taxes, to cover the option exercise price of $10,000.  Accrued interest payable to Mr. Collord as of September 30, 2021, and December 31, 2020 was $32,479 and $40,834, respectively.

Deferred Officer Compensation

Three of the Company’s officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at September 30, 2021 and December 31, 2020 represent the balances deferred prior to the BeMetals agreement and are as follows:  Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

Accrued Related Party Liability

The Company engaged Baird Hanson LLP (“Baird”), a company owned by one of the Company’s directors, to provide legal services. At September 30, 2021 and December 31, 2020, the balance due to Baird for prior years’ legal services was $166,685 and $186,685, respectfully. For the nine months ended September 30, 2021 the Company has paid Baird $20,000 on the balance due.

8. Stockholders’ Equity

The Company’s common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.

On July 19, 2021, the Company issued 710,000 common shares as a result of stock options exercised by Company officers and certain Directors. The options entitled the holder to receive one share of the Company’s common stock at an exercise price of $0.10 per share. The Company received net cash proceeds from the option exercise of $71,000 in exchange for 355,352 common shares and issued an additional 354,648 common shares to settle advanced funds, accrued wages, and accrued interest to officers of $35,466.

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

On July 19, 2021, management and Board members exercised stock options for 710,000 shares of common stock for total consideration $71,000. The Company issued 354,648 common shares in exchange for advanced funds, accounts payables, and accrued interest payable to management for a nonmonetary value of $35,466.  An additional 355,352 common shares were exercised for cash consideration of $35,534.

The Company’s President and Chief Executive Officer, Eric Jones, exercised stock options representing 200,000 shares of common stock for total consideration of $20,000. This payment was noncash representing $7,146 from the accounts payable and $12,854 net of accrued wages. James Collord, the Company’s Vice President and Chief Operating Officer exercised stock options in the amount of $10,000 representing 100,000 shares of common stock Mr. Collord exercised stock options, using $8,163 of accrued interest plus $2,500 in accrued wages, net of $663 in related taxes, to cover the option exercise price of $10,000. Additionally, Larry Thackery, Company’s CFO, exercised stock options for 160,000 shares of common stock for $16,000 with $10,535 in cash, and $5,917 in accrued wages, net of $453 in related taxes.

Board Members, Ralph Noyes, and Doug Glaspey exercised stock options of 150,000 and 100,000 shares of common stock, respectively. This transaction was a cash transaction of $15,000 for Ralph Noyes, and $10,000 for Doug Glaspey for a total of $25,000 in cash.

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

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

March 30, 2020
Stock price	$0.095
Exercise price	$0.099
Expected volatility	218.6%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	0.39%

No stock options were granted, and 1,640,000 options expired for the quarter ended September 30, 2021.

The following is a summary of the Company’s options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2019	5,035,000	0.09
Granted	1,630,000	0.099
Expired	(960,000)	(0.06)
Outstanding and exercisable at December 31, 2020	5,705,000	$0.10
Exercised	(710,000)	-
Expired	(1,640,000)	-
Outstanding and exercisable at September 30, 2021	3,355,000	$0.09

The average remaining contractual term of the options outstanding and exercisable at September 30, 2021 was 2.74 years. At September 30, 2021, options outstanding and exercisable had an aggregate intrinsic value of  $114,498 based on the Company’s stock price of $0.126 at September 30, 2021. Intrinsic value of exercised stock options for 710,000 shares of common stock on July 19, 2021 was $18,460.

10.Leases

The Company renewed its office operating lease on February 1, 2021, for 12 months, but do not anticipate extending the lease beyond January 31, 2022. Since the remaining lease term at September 30, 2021 is less than one year the Company did not recognize a right to use asset and related lease liability on the balance sheet for the lease renewal. For the nine months ended September 30, 2021, and 2020 the Company paid $1,332 and $11,988 in lease payments, respectfully, which was reimbursed by BeMetals under the terms of the Option Agreement.

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

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings, and certain business operations. These restrictions disrupted economic activity in the Company’s business related to raising capital.  As of September 30, 2021, the disruption did not materially impact the Company’s financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to the BeMetals Option Agreement could be significantly greater in future periods.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the Company`s Option Agreement with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from the Company. The term of the agreement is for two years starting June 10, 2019, with an option to extend an additional year, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of September 30, 2021.

COVID-19 Additional Precautions

Thunder Mountain Gold Inc. has also taken steps to mitigate the potential risks to employees and suppliers posed by the spread of COVID-19. The Company has taken extra precautions for employees who work under the terms of the BeMetals Option Agreement, and have implemented work from home policies where appropriate.

As of September 30, 2021, there has been no material adverse impact to the BeMetals Operation Agreement. Management will continue to review and modify plans as conditions change. Despite efforts to manage these impacts to the Company, the ultimate impact of COVID-19 also depends on factors beyond management’s knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, management cannot estimate the potential future impact to financial position, results of operations and cash flows, but the impacts could be material.

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

(“TMRI”), both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a PEA completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires BeMetals to issue 10,000,000 shares of BMET stock to the Company, and cash payments to the Company of $1,350,000: $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  Through September 30, 2021, cash proceeds of $1,100,000 and $250,000 in exchange for shares of the Company’s common stock have been received.   In the event BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

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

With coordination from Thunder Mountain Gold, BeMetals Corp. (BMET) commenced underground core drilling in a Phase 1 approach at South Mountain in July of 2019 and drilled twenty-one holes totaling 7,517 feet (2,290 meters) from five underground drilling stations within the Sonneman level. The drilling program was designed to test potential down plunge extensions, and overall continuity to the mineralized zones and confirm the grade distribution of the current polymetallic mineral resource. All of the drill core recovered from the drilling was logged on site and assayed by ALS Chemex. Selected intervals and results are summarized in the Company`s 2020 Form 10K for the year ended December 31, 2020.

PHASE 3 - DMEA ZONE DRILLING - SOUTH MOUNTAIN PROJECT

An additional exploratory phase of drilling from surface commenced during the third quarter at South Mountain.  This program is designed to further test the down depth extent of mineralization at the DMEA Zone with the objective to significantly expand the scale of the current Mineral Resource Estimate (“MRE”) at South Mountain. The DMEA Zone is the largest known body of mineralization on the Property, containing the majority of tonnage in the current MRE, and the mineralized zone remains open at depth.

This phase of the drilling program is designed with a goal of 7,000 feet of surface HQ core.  Preliminary results from this drilling are expected around the end of calendar year 2021.

PHASE 2 TEXAS ZONE DRILLING - SOUTH MOUNTAIN PROJECT

A total of 8,904 feet (2,714 meters) of underground core drilling was completed during Phase 2 in 2020, with 30 holes in both the Texas and DMEA zones.  During this drilling campaign, our site team widened and advanced the existing Sonneman level eastwards by 170 feet (52 meters) to establish a new drill station closer to the Texas Zone (See Figure 1). With better access to drill the Texas Zone, a total of 24 holes were completed to test this zone of mineralization. Geological logging of the core supported by sampling results indicate that two styles of high-grade mineralization have developed in this area and are now identified as the Texas West and Texas East zones.

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

Analytical and Assay results are pending for drill holes SM20-32, 34, 35, 37, 39, 40, 44-48 and 51

Note: Reported widths are drilled core lengths as true widths are unknown at this time. It is estimated based upon current data that true widths might range between 60-80% of the drilled intersection. Interval’s cut-offs are based upon visual contacts of massive sulphide units with no more than 0.80 meters of internal skarn. For hole SM20-050 Interval 1. a nominal cut-off grade of 0.5% Cu has been applied to determine the boundaries of the intersections for this skarn-hosted mineralization. Table 3 below documents; Drill Hole Azimuth, Dip, end of hole length, and Collar Coordinates (Note: See details below in QA/QC section).

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

Figure 2. Location of South Mountain Project

South Mountain Mine History

The limited historic production peaked during World War II when, based on smelter receipts, the production of direct shipped ore totaled as follows:

Metal	Grade	Total Metal
Zinc	14.5%	15,593,100 lbs. (7,072,900 Kg)
Silver	10.6 opt (363.4 g/t)	566,440 ozs (17,618,200 grams)
Gold	0.058 opt (1.99 g/t)	3,120 ozs (96,980 grams)
Copper	1.4%	1,485,200 lbs. (6,320 Kg)
Lead	2.4%	2,562,300 lbs. (1,162,250 Kg)

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

Disclosure of the NI-43-101 has been prepared in accordance with the requirements of Canadian securities laws, including Canadian National Instrument 43-101 (“NI 43-101”), which differ from the current requirements of the U.S. Securities and Exchange Commission (“SEC”) set out in Industry Guide 7.  The Highlights of South Mountain NI-43-

101 section refers to “mineral resources,” “measured mineral resources,” “indicated mineral resources,” and “inferred mineral resources.”  While these categories of mineralization are recognized and required by Canadian securities laws, they are not recognized by Industry Guide 7 and are not normally permitted to be disclosed in SEC filings.  United States investors are cautioned not to assume that all or any of measured, indicated or inferred mineral resources will ever be converted into mineral reserves.  Under Industry Guide 7, mineralization may not be classified as a “reserve” unless the mineralization can be economically or legally extracted at the time the “reserve” determination is made.  "Inferred mineral resources" have a great amount of uncertainty as to their existence and economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Disclosure of "contained ounces" in a resource is permitted disclosure under Canadian reporting standards; however, Industry Guide 7 normally only permits issuers to report mineralization that does not constitute "reserves" by Industry Guide 7 standards as in-place tonnage and grade without reference to unit measures.  Accordingly, information contained in this 10-K containing descriptions of South Mountain’s mineral deposits may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements of Industry Guide 7.

Phase I Drilling at South Mountain under BeMetals Option Agreement

The principal objectives of the Phase 1 work plan at South Mountain were testing the extensions of the mineralized zones and confirmation of the grade distribution of the current polymetallic mineral resource estimate. The Company successfully completed the phase 1 program comprised of 20 underground drill holes for a total of approximately 2,290 meters. Geological logging and sampling of all drill holes have now been completed with all analytical results received. These results have been compiled into the Project’s geological database and were used to design the phase 2 drilling program for 2020. Following the phase 2 drilling program, all new results will be integrated into an updated mineral resource estimation for the Project, expected to be completed towards the end of 2021.

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

Trout Creek Project, Lander County, Nevada

The Trout Creek project is a highly prospective gold exploration target located along the western flank of the Shoshone Mountain Range in the Reese River Valley in Lander County, Nevada. The claim package consists of 78 unpatented mining claims (approximately 1560 acres) that are situated along a recognizable structural zone in the Eureka-Battle Mountain mineralized gold trend.  Because the project is surrounded by Newmont Mining`s land package, Thunder Mountain struck a joint venture agreement with Newmont Mining on some of their adjoining mineral rights sections and aliquot parcels from 2011 thru 2016. On October 27, 2016, the Company terminated the exploration agreement with Newmont Mining Corporation to concentrate their efforts on the South Mountain Project.  The Company retained the 78-claim package by paying annual fees to BLM of $12,090 and Lander County $940 fees.

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

Results of Operations:

For the nine months ended September 30, 2021, the Company recorded a net loss of ($512,536) compared to net income of $1,043,569 for the same period ended September 30, 2020.  The net loss realized for the quarter is due to the unrealized loss of $913,942 recognized on the Company’s investment in BeMetals, which is carried at fair value compared to a gain of $1,454,058 recognized in the prior year’s comparable period.   In addition, the company reports an increased gain of $250,000 on the sale of mineral interest in the nine months ended September 30, 2021.

Three-month period comparisons

Total revenue for the three month periods ended September 30, 2021 and 2020 was $325,000, and consisted of $75,000 in management services income and the $250,000 gain on mineral interest pursuant to the BeMetals agreement. Total operating expenses for the three months ending September 30, 2021 of $136,490 increased from the same respective time period in 2020 by $18,744 or 16%. Management and administrative expense increased by $21,235 or 22% to $116,745 compared to $95,510 for the same period last year. Exploration, legal and accounting and depreciation expense remained consistent with the prior year.

Nine-month period comparisons

Total revenues for the nine-month period September 30, 2021 increased $250,000, or 52%, to $725,000 compared with $475,000 in the same period last year, While management service income remained consistent at $225,000 for both years, the gain on mineral interest increased to $500,000 as a result of payments receive pursuant to the terms of the Be Metals option agreement. Total operating expenses for the nine months ending September 30, 2021 of $424,662 decreased from the same respective time period in 2020 by $113,169 or 21%. Exploration expenses remained consistent with the prior year while legal and accounting expenses increased. Legal and accounting costs increased $22,595 to $68,694, an increase of 49%, compared with $46,099 in prior year. The increase is the result of additional legal expenses associated with the amendment to the BeMetals option agreement that was executed during the quarter. Management and administrative expense decreased by $121,496, or 26%, to $341,097 from $462,593 in the prior year due to a reduction in stock compensation expense recognized. The Company has not recognized any stock compensation in the current year compared with $159,740 in 2020 related to the grant of stock options to officers and directors.  Depreciation expense continued to decrease as the Company’s fixed assets are almost all fully depreciated.

Liquidity and Capital Resources:

The consolidated financial statements for the period ended September 30, 2021, have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the period ended September 30, 2021, the company believes it has sufficient cash reserves to cover normal operating expenditures for the following 12 months.

The liquidity of the Company was enhanced on February 27, 2019, when the Company entered the BeMetals Option Agreement with BeMetals Corp., and BMET USA, a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm.  Through September 30, 2021, cash proceeds of $1,100,000 and $250,000 in exchange for shares of the Company’s common stock have been received.   BeMetals also agreed to pay the Company $25,000 per month for management services.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

On July 19,2021, management and certain Directors exercised options for 710,000 common shares at a price of $0.10 per share for total proceeds of $71,000 of which $35.534 was for cash and a $35,466 reduction in current liabilities related to advances from related parties for funds advanced by management and foregone wages.

On May 17, 2021, the Company received US $649,557. The shares of 2,000,000 common stock were sold in an arranged transaction through Canaccord Genuity at a price of US $0.325 ($CAD 0.40).  Currently, there remains 8,000,000 of BeMetals common stock shares being held at Canaccord Genuity in connection with the BeMetals Option Agreement.  (See South Mountain Project above), This sale meets the requirements under the terms of the BeMetals Option Agreement.

In April 2020, the Company received a loan of $48,000 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I, Section 1102 and 1106 of the CARES Act.  The loan, which was in the form of a promissory note, as amended, dated April 21, 2020, issued by the Company (the “Note”); On October 21, 2020, the Company completed its Paycheck Protection Program (PPP) loan forgiveness application with  Washington Trust Bank. On November 07, 2020, the Company received a notice that our loan was paid in full by Small Business Administration, and the PPP loan was forgiven.

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

Potential additional sources of cash, include additional external debt, the sale of shares of our stock, or alternative methods such as mergers or sale of 8,000,000 BeMetals common stock shares held by the company.  (See South Mountain Project above), No assurances can be given, however, that we will be able to obtain any of these potential sources of cash.

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

•On October 27, 2021, we had $1,140,734 cash in our bank accounts.

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

For the nine months ended September 30, 2021, the Company reports net cash used by operating activities of $198,863 compared to cash used by operating activities of $206,686 in 2020.  During the nine-month period ended September 30, 2021, the Company received $1,149,557 in cash from investing activities, $500,000 from the sale of mineral interests for Tranches 5 and 6 of the BeMetals Option Agreement, and $649,557 in proceeds from sale of 2,000,000 shares of BeMetals common stock. During the period ended September 30, 2021, net cash used by financing activities was $4,274, which included $35,534 in proceeds from the exercise of stock options and $39,808 in payments on related notes payables. The Company reported a net cash increase of $946,420 for the period ended September 30, 2021, compared to a net cash increase of $91,314 for same period in 2020.

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

Additional financing may be required in the future to fund our planned operations. We do not know whether additional financing will be available when needed or on acceptable terms, if at all. If we are unable to raise additional financing, when necessary, we may have to delay our exploration efforts or any property acquisitions or be forced to cease operations. Collaborative arrangements may require us to relinquish our rights to certain of our mining claims.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the Company`s Option Agreement with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. (“SMMI”) from the Company. The term of the agreement is for two years starting June 10, 2019, with an option to extend an additional year, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company’s common stock.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of September 30, 2021.

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

The Company’s totals, for the Stock Incentive Plan was exercised stock options for 710,000 shares of common stock for total consideration $71,000. The Company issued 354,648 common shares in exchange for advanced funds, accounts payables, and accrued interest payable to management for a nonmonetary value of $71,000.  An additional 355,352 common shares were exercised for cash consideration of $35,535.

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

During the nine-month period ended September 30, 2021, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date: November 12, 2021

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

      /s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date: November 12, 2021