Form 10-K
period 2021-12-31
THUNDER MOUNTAIN GOLD INC
filed 2022-03-22
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 001-08429

Thunder Mountain Gold, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	91-1031015
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11770 W. President Dr., Ste. F
Boise, Idaho	83713
(Address of Principal Executive Offices)	(Zip Code)

(208) 658-1037

(Registrant's Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	THMG	OTCQB
	THM	TSX-V

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter:  $ 5,459,564 as of June 30, 2021.

The number of shares of the Registrant's Common Stock outstanding as of February 15, 2022, was 60,855,579.

THUNDER MOUNTAIN GOLD, INC.

Form 10-K

December 31, 2021

PART I

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements."  All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements.  Such forward-looking statements include discussion of such matters as:

 The amount and nature of future capital, development and exploration expenditures;

 The timing of exploration activities, and;

 Business strategies and development of our Operational Plans.

Forward-looking statements also typically include words such as "anticipate", "estimate", "expect", "potential", "could" or similar words suggesting future outcomes.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.  Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of metal prices, uncertainties in cash flow, expected acquisition benefits, exploration, mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, many of which are beyond our control.  Readers are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those expressed or implied in the forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes ("Notes") thereto for the fiscal year ended December 31, 2021.  The following statements may be forward looking in nature and actual results may differ materially.

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

Change in Situs and Authorized Capital

The Company moved its situs from Idaho to Nevada, but maintains its corporate offices in Boise, Idaho. On December 10, 2007, articles of incorporation were filed with the Secretary of State in Nevada for Thunder Mountain Gold, Inc., a Nevada Corporation.  The Directors of Thunder Mountain Gold, Inc. (Nevada) were the same as for Thunder Mountain Gold, Inc. (Idaho).

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

On September 27, 2007, Thunder Mountain Resources, Inc. (TMRI), a wholly owned subsidiary of Thunder Mountain Gold, Inc. (THMG), completed the purchase of all the outstanding stock of South Mountain Mines, Inc., an Idaho corporation.  On November 8, 2012, South Mountain Mines, Inc., ("SMMI") a wholly owned subsidiary of Thunder Mountain Resources, Inc., which in turn is a wholly owned subsidiary of the Company, and Idaho State Gold Company II LLC ("ISGC") formed Owyhee Gold Territory LLC ("OGT") (aka Owyhee Gold Trust, LLC) a limited liability company (LLC).

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

On February 27, 2019, the Company entered into an Option Agreement, (the "BeMetals Option Agreement") with BeMetals Corp., a British Columbia corporation ("BeMetals"), and BeMetals USA Corp., a Delaware corporation ("BMET USA"), a wholly owned subsidiary of BeMetals.  Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. SMMI is the Company's subsidiary that holds the Company's investment in the South Mountain project mineral interest.  The original term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. On May 18, 2020, the Company extended the BMET Option Agreement by three months from the existing BeMetals Option Agreement date, due to the COVID-19 pandemic, and business conditions surrounding restricted international travel, and corresponding access to capital markets.

On September 14, 2021, the BeMetals Option Agreement was amended, prompting BeMetals to complete the Tranche 6 payment to the Company, with the addition of Tranches 7 and 8. The option period has been extended to December 31, 2022, unless agreed to be extended by all Parties.

Pursuant to the amended BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the outstanding shares of SMMI from TMRI if the following obligations are satisfied:

  Tranche 1: cash payment of $100,000 to TMRI within 1 business day of delivery of voting support agreements from shareholders of THMG who hold or control shares carrying more than 50% of the voting rights attached to all outstanding THMG Shares.  Payment was received on March 5, 2019 and is nonrefundable.
  Tranche 2:  Tranche 2 conditions were completed on June 10, 2019, with the issuance of 10 million common shares of BMET USA to TMRI having a fair value of $1,883,875; and BMET USA's purchase of 2.5 million shares of THMG common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, on a private placement basis (received June 2019).
  Tranche 3: Cash payment of $250,000 on or before the 6-month anniversary of the Tranche 2.  Payment was received on December 10, 2019.

  Tranche 4: Cash payment of $250,000 on or before the 15-month anniversary of the Tranche 2, was received on September 10, 2020, and was recognized as a gain on sale of mineral interest during the year ended December 31, 2020.

  Tranche 5: Cash payment of $250,000 on or before the 21-month anniversary of the Tranche 2, was received on March 5, 2021, and recognized as a gain on sale of mineral interest for the period ended March 31, 2021.

  Tranche 6: Cash payment of $250,000 on or before September 30, 2021, which was received on September 10, 2021, and fulfilled the cash option payment requirement per the original agreement.
  Tranche 7: Commencing from September 10, 2021, BeMetals shall fund and complete a surface drilling exploration program with a minimum of 7,000 feet. Including but not limited to corresponding sampling and analysis.
  Tranche 8: Upon BeMetal's intention to exercise their option, and completion of Tranches 1 through 7. An additional payment of an amount equal to the lesser of 50% of the market capitalization of BeMetals at the time, and the greater of either $10 million; or 20% the net present value of the South Mountain Project as calculated in the PEA and discounted at 8%. Less the sum of:
  US$850,000 being the total cash payments made by BMET USA.

  The Tranche 2 Shares Value $1,883,875.

  The aggregate value of the South Mountain Project Liabilities, excluding reclamation and environmental liabilities.

Concurrent with the BeMetals Option Agreement, BMET USA and SMMI entered a management contract whereby BeMetals will pay $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $ 300,000 was recognized for the year ended December 31, 2021, and 2020, respectively. Management Service income for the three months ended December 31, 2021, and 2020 was $ 75,000, respectively.

BeMetals provides funding to SMMI for ongoing project expenses, including office lease payments.  Under the terms of the Option Agreement, SMMI's management provides BeMetals a request for funds monthly to cover the upcoming month's expenses. For the years ended December 31, 2021, and 2020 BeMetals spent respectively $1,472,076 and $1,732,027 on exploration of the South Mountain Mines property.

Reports to Security Holders

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC.  Electronically filed reports may be accessed at www.sec.gov.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330.

ITEM 1A - RISK FACTORS

COVID-19

Thunder Mountain Gold, Inc.  is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the future impact of the COVID-19 pandemic on Thunder Mountain Gold's business is uncertain and difficult to predict. The rapid spread of the outbreak caused significant disruptions in the U.S. and global economies and capital markets during 2020, and the impact is expected to continue to be significant during 2021. Such economic disruptions could have a material adverse effect on Thunder Mountain Gold business due to the negative financial impact.

The severity of the impact of the COVID-19 pandemic, and related government responses could have disruptions to the "BeMetals Option Agreement. If BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. As of December 31, 2021, there were no material adverse impacts to the Company's' operations due to COVID-19.

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

We have limited income and resources.

The Company has historically incurred losses, however, under the BeMetals Option Agreement, the Company now has a recurring source of revenue, and recorded net income in 2020, and 2019.  The Company`s ability to continue as a going concern is no longer just dependent on equity capital raises and borrowings.  In 2019 in connection with the BeMetals Option Agreement (see Note 3), the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875. At December 31, 2021, the fair value of the shares is $1,520,684, and the shares are unrestricted. The Company does have the option of selling these shares. The Company continues to have the ability to raise capital in order to fund its future exploration and working capital requirements. The Company's plans for the long-term continuation as a going concern may include financing the Company's future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties.

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

The liquidity of the Company was enhanced on February 27, 2019, when the Company entered the BeMetals Option Agreement with BeMetals Corp., and BMET USA, a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm.  Through December 31, 2021, cash proceeds of $1,100,000 and $250,000 in exchange for shares of the Company's common stock have been received.  BeMetals also agreed to pay the Company $25,000 per month for management services.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

Additional sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of our stock, or alternative methods such as mergers or sale of our assets. The Company received 10,000,000 shares of BeMetals Corp. common stock in connection with the BeMetals Option Agreement. On May 17, 2021, the Company received US $649,557 from the sale of 2,000,000 shares of BeMetals common stock in an arranged transaction through Canaccord Genuity at a price of US $0.325 ($CAD 0.40) per share.  Currently, there remains 8,000,000 of BeMetals common stock shares being held at Canaccord Genuity in connection with the BeMetals Option Agreement.  (See South Mountain Project above), This sale meets the requirements for sale under the terms of the BeMetals Option Agreement.

Based upon current plans, Thunder Mountain Gold management is confident that the Company will have the financial strength and opportunities to meet its financial obligations for the next 12 months.  Factors considered substantiating this conclusion include:

A. The Option Agreement for the South Mountain Project with BeMetals Corp. positions the Company for cash infusions, as well as equity considerations, that will more than cover the Company`s financial obligations for the next 12 months, and

B. The ability to raise additional equity capital based upon the success of the exploration and development conducted by BeMetals during this option period, and

C. The Officers of the Company and their willingness to fund any liabilities not currently covered by the Company, and finally,

D. In 2019 in connection with the BeMetals Option Agreement (see Note 3), the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875. At December 31, 2021, the fair value of the shares is $1,520,684.

While there is much work to do, it is important to note that if BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments. In that event, we will immediately commence with marketing the Project to other groups that have an interest in the Project.

We believe we have the ability to continue as a going concern, even though our total accumulated deficit of $5,106,642 as of December 31, 2021.  Our plans for the long-term continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties. The Company does have the option of selling BeMetals common stock shares.  If we are not successful with our plans, equity holders could then lose all or a substantial portion of their investment.

At December 31, 2021, we had current assets of $1,175,012.  For the year ended December 31, 2021, net cash used for operating activities was $257,816.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough cash to complete our exploration programs, we will make every effort to raise additional funds from public offerings, sale of liquid stock or loans.

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

There is no guarantee that the BeMetals Option Agreement will be exercised. This Agreement, and associated payments to the Company, are a contingent consideration, and may be terminated at any time by BeMetals during the Option period.  The completion and exercise of the BeMetals Option Agreement is affected by the success of BeMetals exploration efforts and is contingent upon 1) certain conditions precedent; 2) the price of metals that are affected by numerous factors including inflation, investor speculative activities, relative exchange rate of the U.S. dollar to other currencies, global and regional demand and production, global and regional political and economic conditions, and production costs in major producing regions. These factors are beyond our control and are impossible for us to predict.

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

Because our Company is small and does not have much capital, we must limit the time and money we expend on exploration of interests in our properties. In particular, we may not be able to: 1) devote the time we would like to explore our properties; 2) spend as much money as we would like to exploring our properties; 3) rent the quality of equipment or hire the contractors we would like to have for exploration; and 4) have the number of people working on our properties that we would like to have.  By limiting our operations, it may take longer to explore our properties. There are other larger exploration companies that could and may spend more time and money exploring the properties that we have acquired.

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

Internal control systems provide only reasonable assurance that fraud and errors will be detected within the normal course of operations.  The Company's management strives to maintain internal controls that are effective and commensurate for the size and scope of the business being conducted by the Company. The Company realizes the need to be proactive in this area and continues to evaluate ways for improving internal controls that are practical and cost effective for the size, structure, and future existence of our organization.    The Company's Chief Financial Officer initiates and records all transactions. The transactions are reviewed and approved by the Company's President and CEO and reviewed by the Company's Vice President and COO. Capital Items and expenditures more than $5,000 must be approved by the Board of Directors, even if it is a line item in a Board Approved Budget. In addition, The Company has a Corporate Code of Business Conduct and Ethics (the "Code") which is acknowledged by officers and directors.  This Corporate Governance applies to Thunder Mountain Gold Inc. and its subsidiaries (collectively, the "Company").

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

All holdings are in the South Mountain Mining District, Owyhee County, Idaho.

The Company's plan of operation for the next twelve months, subject to business conditions, will be to continue to advance the South Mountain Project under the BeMetals Option Agreement, including continued baseline environmental and engineering work necessary to complete a Preliminary Economic Analysis. As time permits, the Company may work on advancing the Trout Creek gold project, Lander County, Nevada.

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

South Mountain Project - BeMetals Option Agreement

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

With the help of Thunder Mountain Gold, BeMetals (BMET) commenced drilling at South Mountain in July of 2019 and drilled twenty-one holes totaling 7,517 feet (2,290 meters) from five underground drilling stations within the Sonneman level. The drilling program was designed to test potential down plunge extensions, and overall continuity to the mineralized zones and confirm the grade distribution of the current polymetallic mineral resource. All of the drill core recovered from the drilling was logged on site and assayed by ALS Chemex. Selected intervals and results are summarized in the Company`s 2020 Form 10K for the year ended December 31, 2020, and in the 2019 Form 10K for the year ended December 31, 2019.

On September 21, 2021, the Company agreed to an extension of the Option Agreement with BeMetals Corp.  The Extension is through the 2022 calendar year, with the same terms to acquire up to a 100% interest in the South Mountain Project in southwest Idaho, U.S.A.  In exchange for the Extension, BeMetals paid the Company the Tranche 6 Payment of $250,000.

2021 PROJECT HIGHLIGHTS - SOUTH MOUNTAIN PROJECT

In May of 2021, BeMetals Corp. completed an updated Mineral Resource Estimate ("MRE"), incorporating results from Phase 1 and 2 underground diamond drilling programs at the South Mountain Project.  The updated MRE includes a substantially increased resource for the Project while maintaining the high-grade nature of the mineralization.

The updated Independent MRE, which has an effective date of April 20, 2021, was prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI-43-101") by Hard Rock Consulting, LLC, based in the U.S.A.  More details are included in Tables 1 & 2 below and a technical report for this MRE was filed with SEDAR, and on the Company's website, within 45 days from the date of this news release.

After signing the Option Agreement Extension, BeMetals Corp. embarked on a phase 3 program at South Mountain with the objective to significantly expand the scale of the current Mineral Resource Estimate ("MRE") at South Mountain (See Summary of the MRE below), testing and establishing the down depth extent of mineralization on the DMEA zone. The DMEA Zone is the largest known body of mineralization on the Property, containing the majority of tonnage in the current MRE, and the mineralized zone remains open at depth.

Based on the last two phases of underground drilling and all the historical exploration data available, we are confident that there is strong potential to substantially expand the down-plunge extensions of the mineral resource  with this new phase of surface drilling at the Property. The plan is to initially complete approximately 7,000 feet (2,100 meters) of surface core drilling in this phase of exploration. Assuming this exploration program is successful, the plan is to update the current MRE and complete an ongoing Preliminary Economic Assessment for the Project in 2022.

By December of 2021, 2 surface core holes had been drilled for a combined total of 3,600 feet. Results are currently being modeled.

HIGHLIGHTS OF UPDATED MINERAL RESOURCE

  Measured & Indicated ("M&I"): 206,900 tons grading 9.63% Zinc ("Zn"), 4.41 ounces per ton ("opt") Silver ("Ag"), 0.064 opt Gold ("Au"), 1.01% Lead ("Pb") and 0.63% Copper ("Cu").

  This represents a 21.8% increase to the M&I tonnage from the historical 2019 MRE with a 20.36% Zn equivalent grade ("ZnEq").

  Inferred: 833,700 tons grading 7.63% Zn, 5.72 opt Ag, 0.041 opt Au, 0.97% Pb and 0.81% Cu.

  This represents a 129.5% increase in the Inferred tonnage from the historical 2019 MRE with an 18.10% ZnEq.

Note: See Table 1 and 2 footnotes section 4 for details of the Zn equivalent grade calculation

MINERAL RESOURCE ESTIMATE

In two phases of drilling completed during 2019 and 2020 a combined total of approximately 16,000 feet of underground core drilling was completed at South Mountain. During these drilling campaigns, our site team also widened and advanced the existing Sonneman level eastwards by 170 feet to establish a new drill station closer to the Texas Zone. All the results of this drilling have now been in incorporated into the updated MRE for the South Mountain deposit.

Tables 1 & 2 below provide the Mineral Resource Statement for the Project in U.S. and Metric units respectively with details of the modelling methodology and cut-off grades applied to the mineral resource.  Figure 1 illustrates the principal areas where the South Mountain deposit has been expanded from the historical MRE that was completed in 2019. The historical Technical Report for the Mineral Resource Estimate for the South Mountain Project Owyhee County, Idaho USA Report Date: Dated: April 1, 2019 is filed on SEDAR.

Table 1. South Mountain Mineral Resource Statement (U.S. Units)

			Grades and Contained Metal
Ore Type	Classification	Mass	Zinc	Zinc	Silver	Silver	Gold	Gold	Lead	Lead	Copper	Copper	ZnEq
		thousand sh. ton	%	thousand lb	t. oz/sh. ton	thousand t. oz	t. oz/sh. ton	thousand t. oz	%	thousand lb	%	thousand lb	%
Massive Sulfide	Measured	53.8	11.45	12,300	3.67	197	0.069	3.7	0.79	900	0.46	500	20.21
	Indicated	118.9	11.36	27,000	4.77	568	0.077	9.1	1.36	3,200	0.53	1,300	22.14
	Measured + Indicated	172.8	11.39	39,300	4.43	765	0.074	12.9	1.18	4,100	0.51	1,800	21.54
	Inferred	777.2	8.09	125,700	5.90	4,586	0.043	33.7	1.04	16,100	0.74	11,500	18.34
Skarn	Measured	10.6	1.25	300	5.46	58	0.023	0.2	0.30	100	1.26	300	18.23
	Indicated	23.5	0.49	200	3.78	89	0.005	0.1	0.07	0	1.20	600	12.63
	Measured + Indicated	34.1	0.72	500	4.30	147	0.011	0.4	0.14	100	1.21	800	14.38
	Inferred	56.5	1.34	1,500	3.19	181	0.006	0.3	0.04	100	1.66	1,900	14.92
Total	Measured	64.5	9.77	12,600	3.96	255	0.062	4.0	0.71	900	0.59	800	19.88
	Indicated	142.4	9.57	27,200	4.61	656	0.065	9.2	1.15	3,300	0.64	1,800	20.57
	Measured + Indicated	206.9	9.63	39,800	4.41	912	0.064	13.2	1.01	4,200	0.63	2,600	20.36
	Inferred	833.7	7.63	127,300	5.72	4,766	0.041	34.0	0.97	16,200	0.81	13,400	18.10

1.) The effective date of the mineral resource estimate is April 20th, 2021. The QP for the estimate is Mr. Richard A. Schwering, P.G., SME-RM, of Hard Rock Consulting, LLC. and is independent of BeMetals Corp., Thunder Mountain Gold Inc., and South Mountain Mines Inc.

2.) Mineral resources are not mineral reserves and do not have demonstrated economic viability such as diluting materials and allowances for losses that may occur when material is mined or extracted; or modifying factors including but not restricted to mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors. Inferred mineral resources may not be converted to mineral reserves. It is reasonably expected, though not guaranteed, that the majority of Inferred mineral resources could be upgraded to Indicated mineral resources with continued exploration.

3.) The mineral resource is reported at an underground mining cutoff of $102.5 U.S. Net Smelter Return ("NSR") within coherent wireframe models. The NSR calculation and cut-off is based on the following assumptions: an Au price of $1,750/oz, Ag price of $23.00/oz, Pb price of $1.02/lb., Zn price of $1.20/lb. and Cu price of $3.40/lb.; Massive Sulfide ore type metallurgical recoveries and payables of 52.25% for Au, 71.25% for Ag, 71.40% for Zn, 66.50% for Pb, and 49.00% for Cu and a total smelter cost of $33.29; Skarn ore type metallurgical recoveries and payables of 71.25% for Au, 80.75% for Ag, 51.00% for Zn, 47.50% for Pb, and 87.70% for Cu and a smelter cost of $7.24; assumed mining cost of $70/ton, process costs of $25/ton, and general and administrative costs of $7.5/ton. Based on the stated prices and recoveries the NSR formula is calculated as follows; NSR = (Ag grade * Ag price * Ag Recovery and Payable) + (Au grade * Au price * Au Recovery and Payable) + (Pb grade * 20 * Pb Price * Pb Recovery and Payable) + (Cu grade * 20 * Cu Price * Cu Recovery and Payable) + (Zn grade * 20 * Zn Price * Zn Recovery and Payable) for each ore type.

4.) The zinc equivalent grades were calculated as Zn Grade + (((Pb Price * Pb Recovery and Payable) / (Zn Price*Zn Recovery and Payable)) * Pb Grade) + (((Cu Price * Cu Recovery and Payable) / (Zn Price * Zn Recovery and Payable)) * Cu Grade) + (((Ag Price * Ag Recovery and Payable) / (Zn Price * 20 * Zn Recovery and Payable)) * Ag Grade) + (((Au Price * Au Recovery and Payable) / (Zn Price * 20 * Zn Recovery and Payable)) * Au Grade)

5.) Rounding may result in apparent differences when summing tons, grade and contained metal content. Tonnage and grade measurements are in U.S. units.

Table 2. South Mountain Mineral Resource Statement (Metric Units)

			Grades and Contained Metal
Ore Type	Classification	Mass	Zinc	Zinc	Silver	Silver	Gold	Gold	Lead	Lead	Copper	Copper	ZnEq
		kt	%	t	ppm	kg	ppm	g	%	t	%	T	%
Massive Sulfide	Measured	48.85	11.45	5,600	126	6,100	2.38	116,200	0.79	400.00	0.46	200	20.21
	Indicated	107.90	11.36	12,300.0	164	17,700	2.63	283,500	1.36	1,500	0.53	600	22.14
	Measured + Indicated	156.75	11.39	17,800.0	152	23,800	2.55	399,700	1.18	1,900	0.51	800	21.54
	Inferred	705.03	8.09	57,000.0	202	142,600	1.49	1,049,000	1.04	7,300	0.74	5,200	18.34
Skarn	Measured	9.62	1.25	100.0	187	1,800	0.78	7,500	0.30	0	1.26	100	18.23
	Indicated	21.28	0.49	100.0	130	2,800	0.17	3,700	0.07	0	1.20	300	12.63
	Measured + Indicated	30.90	0.72	200.0	148	4,600	0.36	11,200	0.14	0	1.21	400	14.38
	Inferred	51.26	1.34	700.0	110	5,600	0.19	9,900	0.04	0	1.66	900	14.92
Total	Measured	58.47	9.77	5,700.0	136	7,900	2.12	123,700	0.71	400	0.59	300	19.88
	Indicated	129.18	9.57	12,400.0	158	20,400	2.22	287,300	1.15	1,500	0.64	800	20.57
	Measured + Indicated	187.65	9.63	18,100.0	151	28,400	2.19	411,000	1.01	1,900	0.63	1,200	20.36
	Inferred	756.30	7.63	57,700.0	196	148,200	1.40	1,058,900	0.97	7,300	0.81	6,100	18.10

1) The effective date of the mineral resource estimate is April 20th, 2021. The QP for the estimate is Mr. Richard A. Schwering, P.G., SME-RM, of Hard Rock Consulting, LLC. and is independent of BeMetals, Corp., Thunder Mountain Gold Inc., and South Mountain Mines Inc.

2) Mineral resources are not mineral reserves and do not have demonstrated economic viability such as diluting materials and allowances for losses that may occur when material is mined or extracted; or modifying factors including but not restricted to mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors. Inferred mineral resources may not be converted to mineral reserves. It is reasonably expected, though not guaranteed, that the majority of Inferred mineral resources could be upgraded to Indicated mineral resources with continued exploration.

3) The mineral resource is reported at an underground mining cutoff of $102.5 U.S. Net Smelter Return ("NSR") within coherent wireframe models. The NSR calculation and cut-off is based on the following assumptions: an Au price of $1,750/oz, Ag price of $23.00/oz, Pb price of $1.02/lb., Zn price of $1.20/lb. and Cu price of $3.40/lb.; Massive sulfide ore type metallurgical recoveries and payables of 52.25% for Au, 71.25% for Ag, 71.40% for Zn, 66.50% for Pb, and 49.00% for Cu and a total smelter cost of $33.29; Skarn ore type metallurgical recoveries and payables of 71.25% for Au, 80.75% for Ag, 51.00% for Zn, 47.50% for Pb, and 87.70% for Cu and a smelter cost of $7.24; assumed mining cost of $70/ton, process costs of $25/ton, and general and administrative costs of $7.5/ton. Based on the stated prices and recoveries the NSR formula is calculated as follows; NSR = (Ag grade * Ag price * Ag Recovery and Payable) + (Au grade * Au price * Au Recovery and Payable) + (Pb grade * 20 * Pb Price * Pb Recovery and Payable) + (Cu grade * 20 * Cu Price * Cu Recovery and Payable) + (Zn grade * 20 * Zn Price * Zn Recovery and Payable) for each ore type.

4) The zinc equivalent grades were calculated as Zn Grade + (((Pb Price * Pb Recovery and Payable) / (Zn Price*Zn Recovery and Payable)) * Pb Grade) + (((Cu Price * Cu Recovery and Payable) / (Zn Price * Zn Recovery and Payable)) * Cu Grade) + (((Ag Price * Ag Recovery and Payable) / (Zn Price * 20 * Zn Recovery and Payable)) * Ag Grade) + (((Au Price * Au Recovery and Payable) / (Zn Price * 20 * Zn Recovery and Payable)) * Au Grade)

5) Rounding may result in apparent differences when summing tons, grade and contained metal content. Tonnage and grade measurements are in U.S. units and converted to metric.

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

  3.81% Cu with 7.82 opt (244.3 g/t) Ag over 15.7 feet (4.79 meters) in hole SM20-043 (Interval 1),
  2.56% Cu with 8.32 opt (260.1 g/t) Ag over 35.6 feet (10.85 meters) in SM20-028, and
  2.23% Cu with 10.81 opt (337.9 g/t) Ag over 16.96 feet (5.17 meters) in hole SM20-038.

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

  8.65% Zn, 6.98 opt (218.1 g/t) Ag and 0.078 opt (2.44 g/t) Au over 11 feet (3.37 meters) in hole SM20-043 (Interval 2), and
  4.17% Zn, 6.23 opt (194.8 g/t) Ag and 0.130 opt (4.05 g/t) Au over 27.39 feet (8.35 meters) in hole SM20-050.

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

Table 1. Analytical and Assay Results from Texas West Zone

Drill Hole ID, Zone & Interval	From (ft)	To (ft)	Core Interval (ft)	Cu %	Ag opt	Au opt	Pb %	Zn %
TEXAS WEST ZONE
SM20-028	198.95	234.55	35.60	2.56	7.586	0.008	0.1	0.13

SM20-030	54.89	82.09	27.20	1.13	3.649	0.003	0.02	0.26

SM20-031	136.09	140.58	4.49	1.56	8.940	0.012	1.09	2.21

SM20-033	110.79	119.49	8.69	2.77	7.330	0.011	0.03	0.15

SM20-036	112.40	143.70	31.30	0.99	9.243	0.007	0.39	2.15

SM20-038	106.00	131.00	25.00	1.64	8.152	0.022	0.86	0.55
INCLUDING:	106.00	122.97	16.96	2.23	9.855	0.030	1.12	0.77

SM20-041
INTERVAL 1:	63.71	73.88	10.17	1.29	5.177	0.003	0.07	0.04
INTERVAL 2:	104.20	109.19	4.99	0.44	4.947	0.069	0.91	1.99

SM20-042
INTERVAL 1:	58.99	65.19	6.20	1.92	3.004	0.002	0.01	0.03
INTERVAL 2:	78.08	83.99	5.91	1.06	3.325	0.002	0.03	0.1

SM20-043	(ft)	(ft)	Interval (ft)		opt	opt
INTERVAL 1:	131.00	154.00	23.00	2.84	5.294	0.006	0.01	0.29
INCLUDING:	131.00	146.69	15.68	3.81	7.125	0.005	0.01	0.07

SM20-049
INTERVAL 1:	106.89	120.64	13.75	1.82	2.608	0.002	0.01	0.18
INTERVAL 2:	147.31	151.25	3.94	2.42	4.025	0.004	0.01	0.07

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

Table 2. Analytical and Assay Results from Texas East Zone

Drill Hole ID, Zone & Interval	From (ft)	To (ft)	Core Interval (ft)	Zn %	Ag opt	Au opt	Pb %	Cu %
TEXAS EAST ZONE
SM20-029	202.20	206.59	4.40	19.67	6.688	0.111	3.94	0.25

SM20-043
INTERVAL 2:	185.47	200.89	15.42	6.19	4.918	0.060	0.71	0.39
INCLUDING:	185.47	196.49	11.02	8.65	6.361	0.071	0.9	0.52

SM20-050
INTERVAL 1:	151.84	159.42	7.58	0.1	4.255	0.005	0.01	2.91
INTERVAL 2:	162.89	190.29	27.40	4.17	5.682	0.118	0.78	0.54

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

Figure 1: 3D Perspective view inclined 200 looking north-north-east, with hole locations for SM20-028 thru SM20-050

South Mountain Targets
TEXAS ZONE
DMEA ZONE
LAKEY ZONE
NEW TEXAS DRILL STATION
2020 Texas Zone Exploration
Texas Zone Detailed View
Inclined view NW 340
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
SM20-038 Interval 1
7.62m @ 1.54% Cu; 279.5 g/t Ag; 0.74 g/t Au; 0.55% Zn
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
Interval 2: 1.20m @ 0.07% Zn; 138 g/t Ag; 0.14 g/t Au; 2.42% Cu
SM20-050
Interval 1: 2.31m @ 0.10% Zn; 145.9 g/t Ag; 0.18 g/t Au; 2.91% Cu
Interval 2: 8.35m @ 4.17% Zn; 194.8 g/t Ag; 4.05 g/t Au; 0.54% Cu
SM20-042
Interval 1: 1.89m @ 1.92% Cu; 103.0 g/t Ag; 0.06 g/t Au; 0.03% Zn
Interval 2: 1.80m @ 1.06% Cu; 114.0 g/t Ag; 0.06 g/t Au; 0.10% Cu

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

Phase I Drilling at South Mountain under BeMetals Option Agreement

The principal objectives of the Phase 1 work plan at South Mountain were to test for potential extensions of the mineralized zones and confirm the grade distribution of the current polymetallic mineral resource estimate. The Company has now successfully completed the phase 1 program comprised of 20 underground drill holes for a total of approximately 2,290 meters. Geological logging and sampling of all drill holes have now been completed with all analytical results received. These results have been compiled into the Project's geological database and were used to design the phase 2 drilling program for 2020. Following the phase 2 drilling program, all new results were integrated into an updated mineral resource estimation for the Project and announced during the second quarter of 2021.

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

Figure 1: 3D Perspective View inclined at 20 degrees looking north-north-east, showing locations of rib-sampling, priority target zones, and the phase 1 drill holes and highlighted the recent SM19-016, SM19-017 and SM19-018

Underground core drilling was conducted to extend and upgrade the South Mountain resource - testing the continuity and down-dip extensions of the high-grade polymetallic massive sulfide zones.  The Company and BeMetals completed additional core drilling in the DMEA and Laxey zones to complete the confirmation and extensional drilling in 2021. The Company also retrieved bulk samples for metallurgical test work.

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
N
0
200
metres
Scale: 1:4,000
395,500 ftN
395,000 ftN
394,500 ftN
394,000 ftN
393,500 ftN
A
Lower Sonneman Level
2,095m Elevation
Upper Laxey Level
2,180m Elevation
Laxey
Muck Bay #1
Laxey
Muck Bay #3
Muck Bay #4
DMEA
1/2/3
Texas
Target
A'
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
SM19-014 Interval 3
3.78m @ 14.49% Zn; 145.5g/t Ag; 0.37g/t Au
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
10.04m @ 0.40% Zn; 135.1g/t Ag; 1.75% Cu

Thunder Mountain Gold Inc.

South Mountain Deposit, Idaho
Plan View of Underground Workings with Completed Drillholes and Significant Intercepts

- A - A' Cross Section line
- Mineral Target
- Composite Rib Sample Location
- Completed Drill Hole with Intercept
- Topographic Divide Between Levels
- Laxey Level Workings
- Sonneman Level Workings
- Significant Historic Drill Hole Assay

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

Anaconda Smelter - Toole Utah - Crude Ore Shipment Head Grades

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

In 2008, the Company contracted Kleinfelder, Inc., a nationwide engineering and consulting firm, to complete a technical report "Resources Data Evaluation, South Mountain Property, South Mountain Mining District, Owyhee County, Idaho". The technical report was commissioned by Thunder Mountain Resources, Inc. to evaluate all the existing data available on the South Mountain property.  Kleinfelder utilized a panel modeling method using this data to determine potential mineralized material remaining and to make a comparison with the resource determined by South Mountain Mines in the mid-1980s. Kleinfelder's calculations provided a potential resource that is consistent with South Mountain Mines' (Bowes 1985) historic reserve model.

In 2009, the Company contracted a third-party consulting firm that incorporated  all the new drill and sampling data into an NI 43-101 Technical Report.  This report was completed as part of the Company's dual listing on the TSX Venture Exchange in 2010.  The Company is also traded in the U.S. on the OTCQB under ticker THMG.

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
  Initial metallurgical testing demonstrates that the South Mountain massive sulfide mineralization is amenable to differential flotation and concentration.
  The current mineral resource at the South Mountain Project is more than sufficient to warrant continued planning and development to further advance the Project.

Gold Breccia

HRC also reviewed the data on the anomalous gold-bearing multi-lithic breccia that was identified by THMG conducting reconnaissance work at South Mountain.  In 2010, five holes were drilled in the anomaly for a total footage of 3,530 feet, and 705 total samples taken every five feet of drill hole. Of the 705 samples taken, 686 samples contained anomalous gold, or 97% of the samples. The highest-grade intercept ran 0.038 ounce per ton.  HRC reviewed the reports done on the breccia completed by both Kinross and Newmont; of note was Newmont's comparison of the geology to the Battle Mountain Complex in Nevada.

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

Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation SK, which first became applicable to us for the fiscal year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties. You are cautioned that mineral resources do not have demonstrated economic value. Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources, in particular, have a great amount of uncertainty as to their existence and their economic and legal feasibility. Investors are cautioned not to assume that any part or all of the Inferred Resource exists or is economically or legally mineable. See Item 1A, Risk Factors.

Disclosure of the NI-43-101 has been prepared in accordance with the requirements of Canadian securities laws, including Canadian National Instrument 43-101 ("NI 43-101").  The Highlights of South Mountain NI-43-101 section refers to "mineral resources," "measured mineral resources," "indicated mineral resources," and "inferred mineral resources."

Qualified Person - The technical information in this Form 10K has been reviewed and approved by Larry D. Kornze, Retired, , Qualified Person, and Director of Thunder Mountain Gold Inc., and a "Qualified Person" as defined by National Instrument 43-101 standards.

This property is without known reserves and the proposed program is exploratory in nature according to Instruction 3 to paragraph (b)(5) of the SEC`s Industry Guide 7. There are currently no permits required for conducting exploration in accordance with the Company`s current board approved exploration plan.

Trout Creek Project, Lander County, Nevada

The Trout Creek project is a highly prospective gold exploration target located along the western flank of the Shoshone Mountain Range in the Reese River Valley in Lander County, Nevada. The Project is located approximately 155 air miles northeast of Reno, Nevada, or approximately 20 miles south of Battle Mountain, Nevada, in Sections 10, 11, 14, 16, 21, 22, 27; T.29N.; R.44E. Mount Diablo Baseline & Meridian, Lander County, Nevada. Latitude:  40    23' 36" North, Longitude: 117  00' 58" West. The property is generally accessible year-round by traveling south from Battle Mountain Nevada on state highway 305, which is paved.

For the year ended December 31, 2021, the Company made the decision not to maintain 52 unpatented mining claims (1,067 acres) of the original 87 unpatented mining claims in the Trout Creek area. The Company has retained 26 unpatented mining claims (approximately 520 acres). The Company's 26 unpatented mining claims are situated along a recognizable structural zone in the Eureka-Battle Mountain mineralized gold trend.  The Company paid annual fees to BLM of $4,290 and Lander County $324 fees.

The Trout Creek target is anchored by a regional gravity anomaly on a well-defined northwest-southeast trending break in the alluvial fill thickness and underlying bedrock.  Previous geophysical work in the 1980s revealed an airborne magnetic anomaly associated with the same structure, and this was further verified and outlined in 2008 by Company personnel, with consultation from Jim Wright - Wright Geophysics using a ground magnetometer. The target is covered by alluvial fan deposits of generally unknown thickness, shed from the adjacent Shoshone Range, a fault block mountain range composed of Paleozoic sediments of both upper and lower plate rocks of the Roberts Mountains thrust.

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

Because the project is surrounded by Newmont Mining`s land package, Thunder Mountain signed a joint venture agreement with Newmont Mining on some of their adjoining mineral rights sections and aliquot parcels from 2011 thru 2016. On October 27, 2016 the Company terminated the exploration agreement with Newmont Mining Corporation to concentrate their efforts on the South Mountain Project.

The Company does not plan to conduct any work on the Trout Creek Property in 2022, but instead will focus all of their efforts on their South Mountain Project.

There are currently no environmental permits required for the planned exploration work on the property. In the future, a notice of intent may be required with the Bureau of Land Management.  See My Email RE SEC's change to Guide 7.

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

Item 3.  Legal Proceedings.

None

Item 4.  Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities.

During the years ended December 31, 2021 and 2020, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Our common stock is traded on the over-the-counter bulletin board (OTCQB) market regulated by the Financial Industry Regulatory Authority (FINRA) under the symbol "THMG" The OTCQB quotations do not reflect inter-dealer prices, retail mark-ups, commissions or actual transactions.

On September 24, 2010, the Company's common stock also began trading on the Toronto Stock Exchange Venture Exchange ("TSX-V") in Canada and is quoted under the trading symbol "THM".

Holders:

As of December 31, 2021, there were approximately 1,272 shareholders of record of the Company's common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Transfer Agent:

Our independent stock transfer agent in the United States is Computershare Shareholder Services, located at 8742 Lucent Blvd., Suite 225, Highlands Ranch, CO 80129. In Canada, our Agent is Computershare, TORU - Toronto, University Ave, 100 University Ave, 8th Floor, Toronto, ON M5J 2Y1, CANADA

Dividends:

No dividends were paid by the Registrant in 2021 or 2020, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans:

On July 17, 2011, the Company Shareholders approved the Company`s Stock Incentive Plan (SIP). The SIP has a fixed maximum percentage of 10% of the Company's outstanding shares that are eligible for the plan pool, whereby the number of Shares under the SIP increase automatically with increases in the total number of shares. This "Evergreen" provision permits the reloading of shares that make up the available pool for the SIP, once the options granted have been exercised. The number of shares available for issuance under the SIP automatically increases as the total number of shares outstanding increase, including those shares issued upon exercise of options granted under the SIP, which become re-available for grant after exercise of option grants. The number of shares subject to the SIP and any outstanding awards under the SIP will be adjusted appropriately by the Board of Directors if the Company's common stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification, dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all the Company's assets.

The SIP also has terms and limitations, including without limitation that the exercise price for stock options and stock appreciation rights granted under the SIP must equal the stock's fair market value, based on the closing price per share of common stock, at the time the stock option or stock appreciation right is granted. The SIP is also subject to other limitation including; a limited exception for certain stock options assumed in corporate transactions; stock options and stock appreciation rights granted under the SIP may not be "re-priced" without shareholder approval; stock-based awards under the SIP are subject to either three-year or one-year minimum vesting requirements, subject to exceptions for death, disability or termination of employment of an employee or upon a change of control; and shareholder approval is required for certain types of amendments to the SIP.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities:

On February 27, 2019, the Company entered into an Option Agreement, (the "BeMetals Option Agreement") with BeMetals Corp., a British Columbia corporation ("BeMetals"), and BeMetals USA Corp., a Delaware corporation ("BMET USA"), a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, in the second quarter 2019, BeMetals purchased 2.5 million shares of the Company's common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, in a private placement. Use of proceeds are for general corporate working capital. This private placement was approved by the TSX-V.

ITEM 6 - SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") is intended to help the reader understand our financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying integral notes ("Notes") thereto.  The following statements may be forward-looking in nature and actual results may differ materially.

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

The Company re-started the advancement of the South Mountain Project in 2019 with BeMetals Corp. - Vancouver B.C. (TSX-V: BMET) - under an option agreement to complete the pre-development work and produce a preliminary economic analysis (PEA).  The Company's plan of operation for the next twelve months is to continue supporting BeMetals Corp. during their option period and help ensure that the South Mountain PEA is completed on schedule and within budget.

Results of Operations:

In 2021, the Company recorded a net loss of $571,796, or $0.01 per share compared to a net income of $1,216,682, or $0.02 per share for the same period of 2020.  The net loss is primarily due to the unrealized loss on its investment in BeMetals Corp. common stock of $941,079.. During the year ended  December 31, 2020, the Company had an unrealized gain of $1,282,804 on its investment in BeMetals Corp. common stock.  On May 4, 2021, the Company sold 2,000,000 shares of BeMetals Corp. common stock for US $649,557 ($CAD 800,000) (see Footnote 4).

Fourth Quarter comparisons

Total revenue for the quarter ending December 31, 2021 and 2020 was $75,000 in management services income. Total operating expenses for the three months ending December 31, 2021 of $102,320 decreased from the same respective time period in 2020 by $6,530 or 6%. Legal and accounting costs increased in three-month period ended December 31, 2021 compared to 2020 by $6,371 for a total of $16,615.  The increase in legal and accounting costs is principally due cost associated with the BeMetals Lease Option Agreement. Management and administrative expense decreased by $7,590 or 7% to $87,884 compared to $95,478 for the same period last year. Exploration, Depreciation expense remained consistent with the prior year.

Year end comparisons December 31,2021-2020

Total revenues for the year ended December 31, 2021 increased $250,000, or 45%, to $800,000 compared with $550,000 in the same period last year, While management service income remained consistent at $300,000 for both years, the gain on mineral interest increased to $500,000 as a result of payments receive pursuant to the terms of the Be Metals option agreement.

Total operating expenses for the period ending December 31, 2021 of $526,982 decreased from the year ending December 31, 2020 by $119,700 or 19%. Exploration expenses remained consistent with the prior year while legal and accounting expenses increased.  Legal and accounting costs increased $28,966 to $85,309, an increase of 51%, compared with $56,343 in prior year. The increase is the result of additional legal expenses associated with the amendment to the BeMetals option agreement that was executed during the year. Management and administrative expense decreased by $129,089, or 23%, to $428,982 from $558,071 in the prior year due to a reduction in stock compensation expense recognized. The Company has not recognized any stock compensation in the year ending December 31, 2021 compared with $159,740 in 2020 related to the grant of stock options to officers and directors.  Depreciation expense continued to decrease as the Company's fixed assets are almost all fully depreciated.

Liquidity and Capital Resources:

The consolidated financial statements for the year ended December 31, 2021 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended December 31, 2021, we have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

The liquidity of the Company was enhanced on February 27, 2019 when the Company entered into the BeMetals Option Agreement with BeMetals Corp., and BMET USA, a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company's common stock.  Through December 31, 2021, cash proceeds of $1,100,000 and $250,000 in exchange for shares of the Company's common stock have been received.  BeMetals also agreed to pay the Company $25,000 per month for management services.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments. For the years ended December 31, 2021 and 2020 BeMetals spent respectively $1,472,076 and $1,732,027on exploration of the South Mountain Mines property.

On July 19,2021, management and certain Directors exercised options for 710,000 common shares at a price of $0.10 per share for total proceeds of $71,000 of which $35.534 was for cash and a $35,466 reduction in current liabilities related to advances from related parties for funds advanced by management and foregone wages.

On May 4, 2021, the Company sold 2,000,000 shares held in BeMetals Corp. for US $649,557 ($CAD 800,000). The shares of common stock were sold through Canaccord Genuity at a price of US $0.325 ($CAD 0.40).  This sale meets the requirements under the terms of the BeMetals Option Agreement, record a realized gain of $92,685, on the sale of BeMetals shares (see Footnote 4).

In April 2020, the Company received a loan of $48,000 pursuant to the Paycheck Protection Program (the "PPP") under Division A, Title I, Section 1102 and 1106 of the CARES Act.  The loan, which was in the form of a promissory note, as amended, dated April 21, 2020 issued by the Company (the "Note"); the Note matures on April 13, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on August 13, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses.

On October 21, 2020, the Company completed its Paycheck Protection Program (PPP) loan forgiveness application with  Washington Trust Bank. On November 07, 2020, the Company received a notice that our loan was paid in full by the Small Business Administration, and the PPP loan was forgiven.

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

In addition to the BeMetals Corp. Option Agreement, we believe that the Company will be able to meet its financial obligations because of the following:

  On February 15, 2022, we had $1,089,407 cash in our bank accounts.
  We do not include in this consideration any option payments mentioned below.
  Management is committed to manage expenses of all types to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.
  The Company will also consider other sources of funding, including potential mergers, the sale of all or part of the Company`s BeMetals Corp. (TSX-V: BMET) common shares beneficially held, and/or additional farm-out of its other exploration property.

For the year ended December 31, 2021, the Company reports net cash used by operating activities of $257,816 compared to cash used by operating activities of 271,260 in 2020.  During the year ended December 31, 2021, the Company received $1,149,557 in cash from investing activities, $500,000 from the sale of mineral interests for Tranches 5 and 6 of the BeMetals Option Agreement, and $649,557 in proceeds from sale of 2,000,000 shares of BeMetals common stock. During the year ended December 31, 2021, net cash used by financing activities was $9,274, which included $35,534 in proceeds from the exercise of stock options $39,808 in payments on related notes payables, and $5,000 to non-controlling interest. The Company reported a net cash increase of $882,467 for the year ended December 31, 2021, compared to a net cash increase of $21,740 for same period in 2020.

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

Private Placement

On February 27, 2019, the Company entered into an Option Agreement, (the "BeMetals Option Agreement") with BeMetals Corp., a British Columbia corporation ("BeMetals"), and BeMetals USA Corp., a Delaware corporation ("BMET USA"), a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, in the second quarter 2019, BeMetals purchased 2.5 million shares of the Company's common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, in a private placement. Use of proceeds are for general corporate working capital. This private placement was approved by the TSX-V.

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

Contractual Obligations

During 2008 and 2009, three lease arrangements were made with landowners that own land parcels adjacent to the Company's South Mountain patented and unpatented mining claims.  The leases were for a seven-year period, with options to renew, with annual payments (based on $20 per acre) listed in the following table.  The leases have no work requirements.

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years
Acree Lease (yearly, June)(1)	$6,780	$3,390	$3,390	-	$ -
Lowry Lease (yearly, October)(1)(2)	$22,560	$11,280	$11,280	-	$ -
OGT LLC(3)	$20,000	$5,000	$5,000	$10,000	$ -
Total	$49,340	$19,670	$19,670	$10,000	$ -

(1) Amounts shown are for the lease periods years 15 through 16, a total of 2 years that remains after 2021, the lease was extended an additional 10 years at $30/acre after 2014.

(2) The Lowry lease has an early buy-out provision for 50% of the remaining amounts owed in the event the Company desires to drop the lease prior to the end of the first seven-year period.

(3) OGT LLC, managed by the Company's wholly owned subsidiary SMMI, receives a $5,000 per year payment for up to 10 years, or until a $5 million capped NPI Royalty is paid.

Critical Accounting Policies

We have identified our critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financials statement item to which they relate, or because they require management's judgment in making estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future.  The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:

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

b) Stock-based Compensation. The Company records stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

c) Income Taxes. We have current income tax assets recorded in our financial statements that are based on our estimates relating to federal and state income tax benefits. Our judgments regarding federal and state income tax rates, items that may or may not be deductible for income tax purposes and income tax regulations themselves are critical to the Company's financial statement income tax items.

d) Investments. In a joint venture where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of non-controlling interest.  In determining whether significant influences exist, the Company considers its participation in policy-making decisions and its representation on the venture's management committee.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Thunder Mountain Gold, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. ("the Company") as of December 31, 2021and 2020, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/Assure CPA LLC

We have served as the Company's auditor since 2005.

Spokane, Washington

March 22, 2022

444

Thunder Mountain Gold, Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,156,622	$274,155
Prepaid expenses and other assets	18,390	20,128
Total current assets	1,175,012	294,283
Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $180,500 and $177,651, respectively	2,105	4,954
Total property and equipment	282,438	285,287

Right to use asset (Note 11)	-	1,332
Investment in BeMetals, at fair value (Note 4)	1,520,684	3,018,634
Total assets	$2,978,134	$3,599,536

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$11,495	$60,410
Accrued related party liability (Note 7)	166,685	186,685
Accrued interest payable to related parties (Note 7)	80,177	88,531
Operating lease liability - current (Note 11)	-	1,332
Advance from BeMetals (Note 3)	36,187	38,384
Deferred compensation (Note 7)	1,041,500	1,041,500
Related parties notes payable (Note 7)	66,768	106,576
Total current liabilities	1,402,812	1,523,418

Accrued reclamation costs	65,000	65,000
Total liabilities	1,467,812	1,588,418

Commitments and Contingencies (Notes 1, 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,855,579 and 60,145,579 shares issued and outstanding, respectively	60,856	60,146
Additional paid-in capital	6,406,606	6,336,316
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(5,106,642)	(4,534,846)
Total Thunder Mountain Gold, Inc stockholders' equity	1,336,620	1,837,416
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,702	173,702
Total stockholders' equity	1,510,322	2,011,118
Total liabilities and stockholders' equity	$2,978,134	$3,599,536

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020

Revenues:
Gain on mineral interest (Note 3)	$500,000	$250,000
Management service income	300,000	300,000
Total revenues	800,000	550,000

Operating expenses:
Exploration	9,842	11,312
Legal and accounting	85,309	56,343
Management and administrative	428,982	558,071
Depreciation	2,849	20,956
Total operating expenses	526,982	646,682

Net operating income (loss)	273,018	(96,682)

Other income (expense):
Interest expense, related parties	(634)	(15,189)
PPP loan forgiveness	-	48,000
Unrealized gain (loss) on investment	(941,079)	1,282,804
Gain on sale of investment	92,685	-
Other	9,214	2,748
Total other income (expense)	(839,814)	1,318,363

Net income (loss)	(566,796)	1,221,681
Net income - noncontrolling interest in Owyhee Gold Trust	5,000	5,000
Net income/(loss) - Thunder Mountain Gold, Inc.	$(571,796)	$1,216,681

Net income/(loss) per common share-basic and diluted	$(0.01)	$0.02

Weighted average common shares outstanding-basic	60,384,839	60,145,579
Weighted average common shares outstanding-diluted	60,384,839	61,690,547

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(566,796)	$1,221,681
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	2,849	20,956
Stock based compensation	-	159,740
PPP loan forgiveness	-	(48,000)
Gain on mineral interest	(500,000)	(250,000)
Unrealized (gain) loss on investment	941,079	(1,282,804)
Gain on sale of investment	(92,685)	-
Change in:
Prepaid expenses and other assets	1,738	(1,304)
Accounts payable and other accrued liabilities	(13,449)	(36,563)
Accrued related party liability	(20,000)	(30,000)
Accrued interest payable to related parties	(8,355)	15,189
Advance from BeMetals	(2,197)	(40,155)
Net cash used by operating activities	(257,816)	(271,260)

Cash flows from investing activities:
Proceeds from sale of investment	649,557	-
Proceeds from mineral interest (Note 3)	500,000	250,000
Net cash provided by investing activities	1,149,557	250,000

Cash flows from financing activities:
Proceeds from exercise of options	35,534	-
Proceeds from PPP loan	-	48,000
Payments on related parties notes payable	(39,808)
Distribution to noncontrolling interest	(5,000)	(5,000)
Net cash (used)/provided by financing activities	(9,274)	43,000

Net increase in cash and cash equivalents	882,467	21,740
Cash and cash equivalents, beginning of year	274,155	252,415
Cash and cash equivalents, end of year	$1,156,622	$274,155

Noncash financing and investing activities:
Shares issued for settlement of option exercise with accrued interest and wages (Note 9)	$35,466	-

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Consolidated Statements of Changes in Stockholders' Equity

For the years ended December 31, 2021 and 2020

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non- Controlling Interest in OGT	Total
	Shares	Amount

Balances at December 31, 2019	60,145,579	$60,146	$6,176,576	$(24,200)	$(5,751,527)	$173,702	$634,697

Stock based compensation	-	-	159,740	-	-	-	159,740
Distribution to noncontrolling interest	-	-	-	-	-	(5,000)	(5,000)
Net income	-	-	-	-	1,216,681	5,000	1,221,681
Balances at December 31, 2020	60,145,579	60,146	6,336,316	(24,200)	(4,534,846)	173,702	2,011,118

Stock Options exercised	710,000	710	70,290	-	-	-	71,000
Distribution to noncontrolling interest	-	-	-	-	-	(5,000)	(5,000)
Net loss	-	-	-	-	(571,796)	5,000	(566,796)

Balances at December 31, 2021	60,855,579	$60,856	$6,406,606	$(24,200)	$(5,106,642)	$173,702	$1,510,322

The accompanying notes are an integral part of these consolidated financial statements.

1. Summary of Significant Accounting Policies and Business Operations

Business Operations

ThunderMountain Gold, Inc. ("Thunder Mountain", "THMG", or "the Company") was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc. In April 1978, the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders and changed its name to Thunder Mountain Gold, Inc., with the primary goal to further develop their holdings in the Thunder Mountain Mining District, located in Valley County, Idaho. Thunder Mountain Gold, Inc. takes its name from the Thunder Mountain Mining District, where its principal lode mining claims were located. For several years, the Company's activities were restricted to maintaining its property position and exploration activities. During 2005, the Company sold its holdings in the Thunder Mountain Mining District. During 2007, the Company acquired the South Mountain Mines property in southwest Idaho and initiated exploration activities on that property, which continue today.

On February 27, 2019, the Company entered into an Option Agreement, (the "BeMetals Option Agreement") with BeMetals Corporation. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. ("SMMI") from Thunder Mountain Resources, Inc. ("TMRI"), both wholly owned subsidiaries of the Company. The original term of the agreement was for two years, but was extended on May 18, 2020 by three months. On September 14, 2021, the BeMetals Option Agreement was amended, extending the option period to December 31, 2022, due to the COVID-19 pandemic, and business conditions surrounding restricted international travel, and corresponding access to capital markets. During this term, BeMetals is required to conduct a preliminary economic assessment ("PEA"), completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires issuance of 10,000,000 million shares of BMET stock to the Company by BeMetals, and cash payments to the Company of $1,350,000: $1,100,000 in cash and $250,000 in exchange for shares of the Company's common stock. In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments. See Note 3 for further information.

Basis of Presentation and Going Concern

Theaccompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has historically incurred losses, however, under the BeMetals Option Agreement (Note 3), the Company now has a recurring source of revenue, and its ability to continue as a going concern is no longer dependent on equity capital raises and borrowings. However, if necessary, the Company continues to have the ability to raise additional capital in order to fund its future exploration and working capital requirements. The Company's plans for the long-term continuation as a going concern include operating on the cash flows and consideration payments provided under the BeMetals Option Agreement.

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions disrupted economic activity in Thunder Mountain Gold's business related to raising capital. As of December 31, 2021 and 2020, the disruption did not materially impact the Company' financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact could be significantly greater in future periods.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company. As of December 31, 2021 and 2020 there were no material adverse impacts to the Company' operations due to COVID-19.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets and other investments. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments had occurred as of December 31, 2021 and 2020.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the "BeMetals Option Agreement". In the event, if BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments. The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Options Agreement. As of December 31, 2021, there were no material adverse impacts to the Company's BeMetal Options Agreement due to COVID-19.

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

Revenue Recognition

Management service revenue is recognized when the Company has satisfied its performance obligation required under its management contract with BeMetals. Such obligation is satisfied over time as work is performed and the Company has a contractual right to payment.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2021, the Company has one financial asset, investment in equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange. The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

Financial Instruments

The Company's financial instruments include cash and cash equivalents, investment in BeMetal's equity security and related party notes payable, the carrying value of which approximates fair value based on the nature of those instruments.

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

If a mineral interest is abandoned or sold, its capitalized costs are charged to operations. Consideration received by the Company pursuant to joint ventures or purchase option agreements is applied against the carrying value of the related mineral interest. When and if payments received exceed the carrying value, the excess amount is recognized as a gain in the consolidated statement of operations in the period the consideration is received

Leases

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management's estimate of amounts expected to be incurred when the remediation work is performed. At December 31, 2021 and 2020, the Company had accrued $65,000 on its consolidated balance sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

Share-Based Compensation

Share-based payments to employees and directors, including grants of employee stock options, are measured at fair value and expensed in the consolidated statements of operations over the vesting period.

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. Adoption of this update on January 1, 2021 had no impact on the Company's consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Clarifying the Interactions Between Topic 321, Topic 323 and Topic 815. ASU 2020-01 which makes improvements related to accounting for certain equity securities when the equity method of accounting is applied or discontinued, and scope considerations related to forward contracts and purchased options on certain securities. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020. Adoption of this update on January 1, 2021, had no impact on the Company's consolidated financial statements.

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

For the year ended December 31, 2021, stock options of 3,355,000 are excluded in the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss recognized for the year. Options are excluded because their exercise prices were greater than the average trading price of the Company's common stock for the year. For the year ended December 31, 2020, stock options of 5,707,000 are included in the calculation of diluted income per share.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows:

	December 31,
	2021	2020
Weighted average number of common shares calculated using basic net income per common share	60,384,839	60,145,579
Effect of common stock equivalents:
Stock options	-	1,544,968
Weighted average number of common shares calculated using diluted net income per common share	60,384,839	61,690,547

2. Mineral Interest Commitments

The Company has two lease arrangements with landowners that own land parcels adjacent to the Company's South Mountain patented and unpatented mining claims. The leases were originally for a seven-year period, with annual payments of $20 per acre. The leases were renewed for an additional 10 years at $30 per acre paid annually; committed payments are listed in the table below. The leases have no work requirements.

Annual Payment
Acree Lease (June)	$3,390
Lowry Lease (October)	11,280
Total	$14,670

The Company has 26 unpatented claims (533 acres) in the Trout Creek area and 21 unpatented claims in the South Mountain area. For the year ended December 31, 2021, the Company made the decision not to maintain 52 unpatented mining claims (1,067 acres) in the Trout Creek area.

The claim fees are paid on these unpatented claims annually as follows:

Target Area	2021
Trout Creek -State of Nevada	$4,290
Trout Creek -Lander County, Nevada	324
South Mountain-State of Idaho	3.465
Total	$8,079

3. South Mountain Project

BeMetals Option Agreement:

On February 27, 2019, the Company entered into an Option Agreement, (the "BeMetals Option Agreement") with BeMetals Corp., a British Columbia corporation ("BeMetals"), and BeMetals USA Corp., a Delaware corporation ("BMET USA"), a wholly owned subsidiary of BeMetals.  Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. SMMI is the Company's subsidiary that holds the Company's investment in the South Mountain project mineral interest.  The original term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. On May 18, 2020, the Company extended the BMET Option Agreement by three months from the existing BeMetals Option Agreement date, due to the COVID-19 pandemic, and business conditions surrounding restricted international travel, and corresponding access to capital markets.

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

Pursuant to the amended BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the outstanding shares of SMMI from TMRI if the following obligations are satisfied:

•

Tranche 1: cash payment of $100,000 to TMRI within 1 business day of delivery of voting support agreements from shareholders of THMG who hold or control shares carrying more than 50% of the voting rights attached to all outstanding THMG Shares.  Payment was received on March 5, 2019 and is nonrefundable.

•

Tranche 2:  Tranche 2 conditions were completed on June 10, 2019, with the issuance of 10 million common shares of BMET USA to TMRI having a fair value of $1,883,875; and BMET USA's purchase of 2.5 million shares of THMG common stock at a price of $0.10 per share, for an aggregate purchase price of $250,000, on a private placement basis (received June 2019).

•	Tranche 3: Cash payment of $250,000 on or before the 6-month anniversary of the Tranche 2. Payment was received on December 10, 2019.
•

Tranche 4: Cash payment of $250,000 on or before the 15-month anniversary of the Tranche 2, was received on September 10, 2020, and was recognized as a gain on sale of mineral interest during the year ended December 31, 2020.

•

Tranche 5: Cash payment of $250,000 on or before the 21-month anniversary of the Tranche 2, was received on March 5, 2021, and recognized as a gain on sale of mineral interest for the year ended December 31, 2021.

•	Tranche 6: Cash payment of $250,000 on or before September 30, 2021, which was received on September 10, 2021, and fulfilled the cash option payment requirement per the original agreement.
•

Tranche 7: Commencing from September 14, 2021, BeMetals shall fund and complete a surface drilling exploration program with a minimum of 7,000 feet. Including but not limited to corresponding sampling and analysis.

•	Tranche 8: Upon BeMetal's intention to exercise their option, and completion of Tranches 1 through 7. An additional payment of an amount equal to the lesser of 50% of the market capitalization of BeMetals at the time, and the greater of either $10 million; or 20% of the net present value of the South Mountain Project as calculated in the PEA, and discounted at 8%. Less the sum of:
•	US$850,000 being the total cash payments made by BMET USA.
•	The Tranche 2 Shares Value $1,883,875.
•	The aggregate value of the South Mountain Project Liabilities, excluding reclamation and environmental liabilities.

BeMetals Management Service Income

Concurrent with the BeMetals Option Agreement, BMET USA and SMMI entered a management contract whereby BeMetals will pay $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $ 300,000 was recognized for the years ended December 31, 2021, and 2020, respectively.

Advance from BeMetals

BeMetals provides funding to SMMI for ongoing project expenses, including office lease payments.  Under the terms of the Option Agreement, SMMI's management provides BeMetals a request for funds monthly to cover the upcoming month's expenses.  At December 31, 2021 and 2020, advances received from BeMetals that have not yet been spent totaled $36,187 and $38,384, respectively.

SMMI Joint Venture - OGT, LLC

The Company's wholly owned subsidiary SMMI is the sole manager of the South Mountain Project in its entirety through a separate Mining Lease with Option to Purchase ("Lease Option") with the Company's majority-owned subsidiary OGT.  The Lease Option includes a capped $5 million less net returns royalties paid through the date of exercise.  The Lease Option expires in November 2026.  If SMMI exercises the option, the option payment of $5 million less advance royalties will be distributed 100% by OGT to OGT's minority member.  Under the Lease Option, SMMI pays an advance $5,000 net returns royalty to OGT annually on November 4 which is distributed to OGT's minority member.

4. Investment in BeMetals Corp.

In June 2019 in connection with the BeMetals Option Agreement (see Note 3), the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875.

On May 4, 2021, the Company sold 2,000,000 shares held in BeMetals Corp. for US $649,557 ($CAD 800,000). The shares of common stock were sold through Canaccord Genuity at a price of US $0.325 ($CAD 0.40). This sale met the requirements under the terms of the BeMetals Option Agreement.

At December 31, 2021, the fair value of the remaining shares is $1,520,684. For the year ended December 31, 2021, the Company recognized a gain of $92,685, on the sale of BeMetals shares. A foreign exchange gain of $9,147 was recognized on the sale as the funds were not transferred to the company until May 17, 2021. This gain is included in other income on the statement of operations.

The Company had an unrealized loss on the change in fair value of the investment of $941,079 for the year ended December 31, 2021, compared to an unrealized gain of $1,282,804 for the year ended 2020.

5. Property and Equipment

The Company’s property and equipment are as follows:

	December 31,
	2021	2020
Vehicles	$22,441	22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(180,500)	(177,651)
	2,105	4,954
Land	280,333	280,333
Total Property and Equipment	$282,438	285,287

6. PPP Loan

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the "CARES Act") Act was signed into United States law.

In April 2020, the Company received a loan of $48,000 pursuant to the Paycheck Protection Program (the "PPP") under Division A, Title I, Section 1102 and 1106 of the CARES Act. The loan, which was in the form of a promissory note, as amended, dated April 21, 2020, issued by the Company (the "Note"); the Note matures on April 13, 2022, and bears interest at a rate of 1% per annum, payable monthly commencing on August 13, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company elected to take 24 weeks to spend these funds instead of eight weeks. The Company used the entire loan amount for qualifying expenses.

On October 21, 2020, the Company completed the Paycheck Protection Program (PPP) loan forgiveness application with Washington Trust Bank. On November 7, 2020, the Company received a notice that the PPP loan was forgiven. Accordingly, the Company recorded PPP loan forgiveness in other income in the consolidated statement of operations for the year ended December 31, 2020.

7. Related Parties

Notes Payable

At December 31, 2021, the Company had a notes payable balance of $66,768 due to Eric Jones. Mr. Jones is the Company's President and Chief Executive Officer. Mr. Jones received no payments during the year ended December 31, 2021. The note, as amended, stop accruing monthly interest on January 1, 2021, and payment was due on December 31, 2021. Mr. Jones had accrued interest payable at December 31, 2021 and 2020 of $47,698.

James Collord, the Company's Vice President and Chief Operating Officer was paid $40,000, paying off the principle of the note payable balance of $39,808 as well as $192 of accrued interest during the year ended December 31, 2021. The note, as amended, stopped accruing monthly interest on January 1, 2021, and payment was due on December 31, 2021.

For the year ended December 31, 2021, Mr. Collord exercised stock options, using $8,163 of accrued interest plus $2,500 in deferred wages, net of $663 in related taxes, to cover the option exercise price of $ 10,000. Accrued interest payable to Mr. Collord as of December 31, 2021 and 2020 was $32,479 and $40,834, respectively. Mr. Jones and Mr. Collord amended their accrued interest payment due dates to December 31, 2022.

On November 8, 2021, the Company agreed to facilitate the sale of 1,000,000 common stock shares in the name of Joseph Baird one of the Company's directors. In anticipation of the sale, the Company received and held funds in its bank account. On December 1, 2021, the common stock shares were transferred to its new owner, and funds were released to Joseph Baird.

Deferred Officer Compensation

Three of the Company's officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at December 31, 2021 and 2020 represent the balances deferred prior to the BeMetals agreement and are as follows: Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

Accrued Related Party Liability

The Company engaged Baird Hanson LLP ("Baird"), a company owned by one of the Company's directors, to provide legal services. At December 31, 2021 and 2020, the balance due to Baird for prior years' legal services was $166,685 and $186,685, respectfully. For the year ended December 31, 2021 the Company made payments to Baird totaling $20,000 on the outstanding balance.

8. Stockholders' Equity

The Company's common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.

On July 19, 2021, the Company issued 710,000 common shares as a result of stock options exercised by Company officers and certain Directors. The options entitled the holder to receive one share of the Company's common stock at an exercise price of $0.10 per share. The Company received net cash proceeds from the option exercise of $35,534 in exchange for 355,352 common shares from certain directors and issued an additional 354,648 common shares to settle advanced funds, accrued wages, and accrued interest due to certain officers of $35,466.

9. Stock Options

The Company has a Stock Incentive Plan (the "SIP") that provides for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock awards, and incentive awards to eligible individuals including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

On July 19, 2021, management and Board members exercised stock options for 710,000 shares of common stock for total consideration $71,000. The Company issued 354,648 common shares in exchange for advanced funds, accounts payables, and accrued interest payable to management for a nonmonetary value of $35,466. An additional 355,352 common shares were exercised for cash consideration of $35,534.

The Company's President and Chief Executive Officer, Eric Jones, exercised stock options representing 200,000 shares of common stock for total consideration of $20,000. This payment was noncash representing $7,146 from the accounts payable and $12,854 net of accrued wages due him. James Collord, the Company's Vice President and Chief Operating Officer exercised stock options in the amount of $10,000 representing 100,000 shares of common stock Mr. Collord exercised stock options, using $8,163 of accrued interest plus $2,500 in accrued wages, net of $663 in related taxes. Additionally, Larry Thackery, the Company's CFO, exercised stock options for 160,000 shares of common stock for $16,000 with $10,535 in cash, and $5,917 in accrued wages, net of $453 in related taxes.

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

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

March 30, 2020
Stock price	$0.095
Exercise price	$0.099
Expected volatility	218.6%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	0.39%

No stock options were granted, and 1,640,000 options expired for the year ended December 31, 2021.

The following is a summary of the Company’s options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2019	5,035,000	0.09
Granted	1,630,000	0.099
Expired	(960,000)	0.06
Outstanding and exercisable at December 31, 2020	5,705,000	$0.10
Exercised	(710,000)	0.10
Expired	(1,640,000)	0.10
Outstanding and exercisable at December 31, 2021	3,355,000	$0.10

The average remaining contractual term of the options outstanding and exercisable at December 31, 2021 was 2.48 years. At December 31, 2021, options outstanding and exercisable had an aggregate intrinsic value of $169,855 based on the Company's stock price of $0.145 at December 31, 2021. Intrinsic value of exercised stock options for 710,000 shares of common stock was $18,460.

10. Income Taxes

The Company did not recognize a tax provision during 2021 and 2020.

At December 31, 2021 and 2020, net deferred tax assets were calculated based on expected blended future tax rates of 26.7% including both federal and Idaho state components. Significant components of net deferred tax assets at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$2,130,700	$1,547,400
Share-based compensation	83,700	133,400
Deferred compensation	278,000	278,000
Mineral properties	170,600	179,300
	2,663,000	2,138,100
Deferred tax liabilities:
Investment in OGT	(147,500)	(147,100)
Investments	(3,600)	(302,900)
Net deferred tax assets	2,511,900	1,688,100
Less valuation allowance	(2,511,900)	(1,688,100)
Net deferred tax assets	$-	$-

The Company fully reserved the deferred tax asset as of December 31, 2021 and 2020, as management of the Company cannot determine that is more likely than not that, the Company will realize the benefit of the deferred tax assets.

At December 31, 2021, the Company had approximately $ 8.0 million of federal and state net operating loss carryforwards. $7.5 million of net operating loss will expire between 2030 and 2037.  $0.5 million of the losses were incurred after 2017 and can be carried forward indefinitely, although usage of these net operating losses is limited to 80% of taxable income in the future tax year.

The income tax benefit shown in the financial statements for the years ended December 31, 2021 and 2020 differs from the federal statutory rate as follows:

	2021		2020
(Provision) benefit at statutory rates	119,000	21.0%	$(256,600)	(21.0%)
State taxes	32,300	5.7	(69,600)	(5.7)
Permanent differences	-	0.0	(12,600)	1.0
Change in prior year tax estimates	672,500	118.6	104,100	8.5
Change in valuation allowance	(823,800)	(145.3)	234,700	(19.2)
Total	$-	- %	$-	- %

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized.  The Company is subject to possible tax examinations for the years 2018 through 2021.  Prior year tax attributes could be adjusted by taxing authorities.  If applicable, the Company will deduct interest and penalties as interest expense on the financial statements.

11. Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company's incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

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

The Company renewed its office operating lease on February 1, 2022, for 12 months. The lease will begin payment month to month on January 31, 2023. Since the remaining lease term at December 31, 2022 is less than one year the Company did not recognize a right to use asset and related lease liability on the balance sheet for the lease renewal. For the year ended December 31, 2021, and 2020 the Company paid $16,875 and $11,988 in lease payments, respectfully, which was reimbursed by BeMetals under the terms of the Option Agreement.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2021, there were no changes in independent audit firms or consulting firms who provide accounting assistance.

During the year ended December 31, 2020, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) of the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the time specified in applicable rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also determined that the disclosure controls and procedures were effective to ensure that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and concluded that internal control over financial reporting was effective as of December 31, 2021, based on these criteria.

Changes in internal controls over financial reporting

During the quarter ended December 31, 2021, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section sets forth certain information with respect to the Company's current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2021.

Directors and Executive Officers:

Name	Age	Position with the Company	Director Since
Eric T. Jones	59	President, Chief Executive Officer, Director	March 2006
E. James Collord	75	Vice-President, Chief Operating Officer, Director	Since 1978
Paul Beckman	68	Director	February 2017
Ralph Noyes	74	Director	May 2016
Douglas J. Glaspey	69	Director	June 2008
Joseph H. Baird	67	Director	January, 2014
Larry D. Kornze	74	Director	January 2013
James A. Sabala	67	Director	October 2016
Larry Thackery	63	CFO	January 2013

Background and experience:

Eric T. Jones - President and Chief Executive Officer - has over 30 years of mining, and financial experience, with a B.S. in Geological Engineering from the University of Idaho.  Mr. Jones joined the Board of Thunder Mountain Gold in 2006, the management team in 2008, and was appointed President and Chief Executive Office in 2011 by the Board.  Prior to that, Mr. Jones served as Chief Financial Officer, and Vice President of Investor Relations, and Secretary/Treasurer. From 1994 to 1997, Mr. Jones was General Manager at Dakota Mining`s Stibnite Mine gold heap leach operation in central Idaho.  He has held management positions for Hecla Mining at their Yellow Pine Mine, Stibnite, Idaho, and Environmental Manager at their Rosebud Mine, Lovelock, Nevada.  Prior to working with Hecla, Eric was the mine engineer at the Cactus Gold Mine in southern California and has worked throughout the western U.S. in both precious metals and oil and gas exploration.

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

Joseph H. Baird was appointed as Director on January 9, 2014. Mr. Baird brings over 30 years of mineral law experience to Thunder Mountain Gold. Mr. Baird is currently a partner in the Boise, Idaho law firm of Baird Hanson LLP, which firm has been lead counsel for permitting more mining projects in Idaho than any other law firm. Mr. Baird has provided environmental and mining counsel to a wide variety of New York Stock Exchange, Toronto Stock Exchange and venture capital mineral companies, including base and precious metal production companies, industrial mineral producers, exploration and mineral land management companies. He currently sits on the Board of the American CuMo Mining Corporation, which is advancing the "largest un-mined molybdenum deposit in the world" in Boise County, Idaho. Mr. Baird was President of the Northwest Mining Association (now the "American Exploration & Mining Association") in 2011, which during his tenure, he represented the Mining Industry before the United States Congress regarding U.S. Critical Materials production and Environmental regulation.  In 2013, Mr. Baird was awarded the 120-year-old American Exploration & Mining Association highest individual honor, the "Life Member Award" for lifetime achievement.  Mr. Baird's experience includes positions with the Law Departments of American Mining Congress in Washington, D.C., Exxon Minerals Company, USA in Houston, Texas, and Union Pacific Resources in Denver, Colorado.  Mr. Baird was also an Environmental Protection Scientist for the United States Environmental Protection Agency in Washington, D.C.  Mr. Baird has been a frequent author of publications on mining and environmental protection over his illustrious career.

Larry D. Kornze, B.Sc. joined the Board in January 2013, and is geological engineer with over 45-years' experience in the precious metals industry. Mr. Kornze was the General Manager of Exploration and U.S. Exploration Manager for Barrick Gold Corporation (NYSE: ABX) from 1987 to 2001, on projects ranging from the Americas to International projects, including Mexico, Central America, China, Philippines, Myanmar, Ethiopia, Uzbekistan, Kyrgyzstan, Indonesia, Peru, Bolivia, Ecuador, Venezuela, and Dominican Republic.  Mr. Kornze directed mine site exploration activities for the Barrick Goldstrike Mine, and the Betze, Meikle, Deepstar, Screamer, and Rodeo deposits. He managed the Betze/Deep Post reserve development drilling and reserve estimation, along with general U.S. exploration. Mr. Kornze was Chief Geologist for Operations and New Projects at Barrick Mercur Gold Mines, Inc. from 1985 - 1986. Prior to working for Barrick, Mr. Kornze was Chief Geologist for Newmont Mines Ltd., Similkameen Division, B.C., and Newmont Mining Corporation (NYSE: NEM) of Canada from 1968 to 1981. Mr. Kornze has a B.Sc. Geological Engineering, Colorado School of Mines, and is a Professional Engineer of the Province of British Columbia. He also serves as a director of other Toronto Stock Exchange Venture listed mining companies.

James A. Sabala was appointed as Director on October 27, 2016.  Mr. Sabala brings 38 years of financial mining experience, graduated from the University of Idaho with a B.S. Business, Summa Cum Laude in 1978, and currently resides near Coeur d`Alene, Idaho. Prior to his retirement in May, 2016, Mr. Sabala was Senior Vice President and Chief Financial Officer of Hecla Mining Company, a silver, gold, lead and zinc mining company with operations throughout North America and Mexico.  Mr. Sabala was appointed Chief Financial Officer in May 2008 and Senior Vice President in March 2008.  Prior to his employment with Hecla Mining Company, Mr. Sabala was Executive Vice President - Chief Financial Officer of Coeur Mining from 2003 to February 2008.  Mr. Sabala also served as Vice President-Chief Financial Officer of Stillwater Mining Company from 1998 to 2002.  Mr. Sabala has served as a director of Arch Coal (NYSE:ACI) since February, 2015 until October 2016, and currently serves as a director of Dolly Varden Silver (TSX-V: DV).

Larry Thackery has a Bachelor of Science in Accountancy from Weber State University, and over thirty years' experience of a progressive accounting/operations career. On January 8, 2013, the Company appointed Larry Thackery as its Chief Financial Officer. Mr. Thackery brings a wide array of experience/knowledge from different industries, including work in retail with Mrs. Fields Cookies and Snug Co, to distribution with Idacold, and manufacturing with Baseline Inc., and NxEdge Inc.  Mr. Thackery has a background in corporate planning, financial analysis, and financial reporting.  He is an experienced accounting controller and operations manager with strong analytical skills, computer experience, and proven successful operations development. Hands on experience with the overall operations process, inventory system, variance reporting, budgeting, and forecasting financial analysis of multimillion-dollar corporations.

Directorships in reporting companies:

James Sabala is the only director of the Registrant that is a director of another corporation subject to the requirements of Section 12 or Section 15(d) of the Exchange Act of 1934.

Significant Employees:

Three of the Company's officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement, the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at December 31, 2021 and 2020 represent the balances deferred prior to the BeMetals agreement and are as follows:  Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, no persons failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2021.

Audit Committee:

The Company's Board of Directors is responsible for the oversight and management of the Company.  On January 28, 2010, an Audit Committee was designated from members of the Board and currently consists of Douglas Glaspey, Ralph Noyes, and James Sabala as independent members of the committee.

Compensation Committee:

The Purpose of the Compensation Committee is to conduct an annual review to determine whether the Company's executive compensation program is meeting the goals and objectives set by the Board of Directors. The Compensation Committee recommends for approval by the Board of Directors the compensation for the Chief Executive Officer and directors, including salaries, incentive compensation levels and stock awards, and reviews and approves compensation proposals made for the other executive officers.  During Fiscal 2018, The Compensation Committee consists of the following members: Doug Glaspey and Ralph Noyes. Mr. Glaspey was appointed as Chair of the Compensation Committee.  The Board first appointed the Compensation Committee in May of 2012 and met once in 2020.

Special Committee:

The Purpose of the Special Committee is to review and analyze the issues pertaining to potential strategic alternatives for Thunder Mountain Gold Inc. and its subsidiary(ies) (together, the "Company"), which analysis should include, but not be limited to, the advantages and disadvantages of any strategic alternatives available to the Company, and the appropriateness and form of any consideration in relation to the Company's stockholders in connection with any proposed transaction which should also be considered. The Special Committee directs the Company management to take any actions on the part of the Company, in addition to those normally undertaken by management (such as instructions to the professional advisers of the Company), if the Committee considers that such actions are necessary or advisable. The Committee, appointed by the Board, is comprised of three independent directors: Jim Sabala (Chairman), Ralph Noyes, and Paul Beckman. Each member meets the independence requirements of the relevant securities exchanges and regulatory agencies as may apply from time to time and is independent of management and free from any relationship that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment as a committee member.

Code of Ethics:

The Board of Directors has formally adopted a Code of Ethics in 2010. This Code of Ethics is published on the Company's website.

Indemnification of Directors and Officers:

The Company's By-Laws address indemnification of Directors and Officers. Nevada law provides that Nevada corporations may include within their articles of incorporation provisions eliminating or limiting the personal liability of their directors and officers in shareholder actions brought to obtain damages for alleged breaches of fiduciary duties, as long as the alleged acts or omissions did not involve intentional misconduct, fraud, a knowing violation of law or payment of dividends in violation of the Nevada statutes. Nevada law also allows Nevada corporations to include in their Articles of Incorporation or Bylaws provisions to the effect that expenses of officers and directors incurred in defending a civil or criminal action must be paid by the corporation as they are incurred, subject to an undertaking on behalf of the officer or director that he or she will repay such expenses if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the corporation because such officer or director did not act in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation.

The Company's Articles of Incorporation provide that a director or officer is not personally liable to the Company or its shareholders for damages for any breach of fiduciary duty as a director or officer, except for liability for: (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of distributions in violation of Nevada Revised Statutes, §78.300. In addition, Nevada Revised Statutes §78.751 and Article VII of the Company's Bylaws, under certain circumstances, provide for the indemnification of the officers and directors of the Company against liabilities which they may incur in such capacities.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the Directors' duties associated with the Company's business. There are currently no other compensation arrangements for the Company's Directors. The following table provides certain summary information for the fiscal year ended December 31, 2021 and 2020 concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers, including the Directors of the Company:

						Incentive	Deferred	All Other
				Stock	Option	Plan	Compensation	Compensation/
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Directors Fee		Total
Position	Year	($US)	($US)	($US)	($US)	($US)	($US)	($US)		($US)
Jim Collord,	2021	62,500			-					$62,500
V.P./COO	2020	89,001			15,840					$104,841

Eric T. Jones	2021	158,913			-					$158,913
President/CEO	2020	82,500			15,840					$93,300

Paul Beckman	2021				-				$
Director	2020				15,840					$15,840

Larry Thackery	2021	89,917			-					$89,917
CFO	2020	84,000			15,840					$99,840

Doug Glaspey	2021				-				$
Director	2020				22,770					$22,770

Larry Kornze	2021				-				$
Director	2020				15,840					$15,840

Joseph Baird	2021				-				$
Director	2020				15,840					$15,840

Ralph Noyes	2021				-				$
Director	2020				22,770					$22,770

James A. Sabala	2021				-				$
Director	2020				20,790					$20,790

There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation, or retirement.

Long-term Incentives:

On July 17, 2011, the shareholders approved a Stock Incentive Plan (the "SIP"). The SIP was again approved by the Shareholders on January 20, 2015, and April 25, 2017. The SIP will be administered by the Compensation Committee or Board of Directors and provides for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock awards, and incentive awards to eligible individuals including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

The SIP has a fixed maximum percentage of 10% of the Company's outstanding shares that are eligible for the plan pool, whereby the number of Shares under the SIP increase automatically with increases in the total number of shares. This "Evergreen" provision permits the reloading of shares that make up the available pool for the SIP, once the options granted have been exercised. The number of shares available for issuance under the SIP automatically increases as the total number of shares outstanding increase, including those shares issued upon exercise of options granted under the SIP, which become re-available for grant subsequent to exercise of option grants. The number of shares subject to the SIP and any outstanding awards under the SIP will be adjusted appropriately by the Board of Directors if the Company's common stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification, dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all of the Company's assets.

The SIP also has terms and limitations, including that the exercise price for stock options and stock appreciation rights granted under the SIP must equal the stock's fair market value, based on the closing price per share of common stock, at the time the stock option or stock appreciation right is granted. The SIP is also subject to other limitation including; a limited exception for certain stock options assumed in corporate transactions; stock options and stock appreciation rights granted under the SIP may not be "re-priced" without shareholder approval; stock-based awards under the SIP are subject to either three-year or one-year minimum vesting requirements, subject to exceptions for death, disability or termination of employment of an employee or upon a change of control; and shareholder approval is required for certain types of amendments to the SIP.

Employment Contracts:

During 2021, there were three Company employees - Eric Jones, Jim Collord, and Larry Thackery.  They were employed per resolution of the Board and other than a monthly salary, plus normal burden, there are no other contractual understandings in the resolutions.  Each is reimbursed for the use of personal office equipment and phones, and Jim and Eric are reimbursed for health insurance and related costs up to a set maximum amount, when the Company is financially able to cover the reimbursements.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2021, by:

  the Company's named executive officers;
  the Company's directors;
  all of the Company's executive officers and directors as a group; and each person who is known to beneficially own more than 5% of the Company's issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Class(1)	Amount Stock Option Ownership	Percent of Stock Options
Directors and Executive Officers
E. James Collord - VP/COO/Dir	2,360,705(2)(3)	3.88%	280,000	8.35%
Eric T. Jones - President/CEO/Dir	3,557,214(2)	5.85%	280,000	8.35%
Paul Beckman - Dir	11,018,645(4)	18.11%	320,000	9.54%
Doug Glaspey - Dir	250,000(2)	0.41%	395,000	11.77%
Larry D. Kornze - Dir	5,000	0.00%	280,000	8.35%
James A. Sabala - Dir	-	-	655,000	19.52%
Joseph H. Baird - Dir	1,000,000(2)	1.66%	280,000	8.35%
Ralph Noyes - Dir	150,000	0.25%	585,000	17.44%
Larry Thackery - CFO	450,000(2)	0.74%	280,000	8.35%
All current executive officers and directors as a group	18,791,564	30.87%	3,355,000	100%

(1) Based on 60,855,579 shares of common stock issued and outstanding as of December 31, 2021.

(2) Sole voting and investment power.

(3) Includes 50,000 shares held in trust for Mr. Collord's son, Jerritt Collord.

(4) Includes 5,000,000 shares held in P & F Development, a Private Company.

As of December 31, 2021, the number of shares of common stock that can be sold by officers, directors, principal shareholders, and others pursuant to Rule 144 was 60,855,579. As a condition to our listing on the TSX-V in 2010, our officers and directors were required to deposit their common stock totaling 4,799,239 shares, into an escrow account with Computershare Investor Services, Inc. Those escrowed shares were subject to the TSX-V's Tier 1 escrow requirement at that time. Those requirements provide for an 18-month escrow release mechanism with 25% of the escrowed securities being released on September 24, 2010 (the date our common shares commenced trading on the TSX-V), and 25% of the escrowed securities to be released every 6 months thereafter.  As of December 31, 2021, all of the escrowed shares have been released back to the officers and directors.

Changes in Control:

The Board of Directors is aware of no circumstances which may result in a change of control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others:

In addition to the related parties notes payable discussed in Note 6, the Company had the following related party transactions:

Three of the Company's officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at December 31, 2021 and 2020 represent the balances deferred prior to the BeMetals agreement and are as follows:  Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

The Company engaged Baird Hanson LLP ("Baird"), a company owned by one of the Company's directors, to provide legal services in 2018.  In advance of the BeMetals transaction Mr. Baird withdrew Baird Hanson LLP as counsel to avoid any appearance of a conflict with the then-proposed BeMetals Corp. transaction. During the year ended December 31, 2018, the Company incurred $65,530 in legal expense with Mr. Baird. There was no expense for the year ended December 31, 2021.  At December 31, 2021 and December 31, 2020, the balance due to Baird was $166,685 and $186,685, respectfully.

On July 19, 2021, management and Board members exercised stock options for 710,000 shares of common stock for total consideration $71,000. The Company issued 354,648 common shares in exchange for advanced funds, accounts payables, and accrued interest payable to management for a nonmonetary value of $35,466.  An additional 355,352 common shares were exercised for cash consideration of $35,534.

The Company's President and Chief Executive Officer, Eric Jones, exercised stock options representing 200,000 shares of common stock for total consideration of $20,000. This payment was noncash representing $7,146 from the accounts payable and $12,854 net of accrued wages. James Collord, the Company's Vice President and Chief Operating Officer exercised stock options in the amount of $10,000 representing 100,000 shares of common stock Mr. Collord exercised stock options, using $8,163 of accrued interest plus $2,500 in accrued wages, net of $663 in related taxes, to cover the option exercise price of $10,000. Additionally, Larry Thackery, Company's CFO, exercised stock options for 160,000 shares of common stock for $16,000 with $10,535 in cash, and $5,917 in accrued wages, net of $453 in related taxes.

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

Directors' Stock Purchases

Stock transactions for directors and officers were reported on Form 4 or Form 5 and are available on the SEC website.

Director Independence

On December 31, 2021 Douglas Glaspey, Larry Kornze, James A. Sabala, Ralph Noyes, and Paul Beckman are independent Members of the Board of Thunder Mountain Gold Inc.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2021, as provided by Assure CPA, LLC. We expect that Assure CPA, LLC will serve as our auditors for fiscal year 2021. Assure CPA LLC has served as an independent auditor for the Corporation since the fiscal year ended December 31, 2005. This firm is experienced in the field of auditing and mining accounting and is professionally qualified to act in the capacity of auditors.

Year Ended	December 31, 2021	December 31, 2020
Audit fees (1)	$45,500	$40,850
Audit-related fees (2)	100	475
Tax fees (3)	-	-
All other fees (4)	613	-
Total Fees	$46,213	$41,325

(1)  Audit fees consist of fees billed for professional services provided in connection with the audit of the Company's financial statements, and assistance with reviews of  documents filed with the SEC.

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

The Company's Board of Directors reviewed the audit services rendered by Assure CPA, LLC and concluded that such services were compatible with maintaining the auditors' independence. All audit, non-audit, tax services, and other services performed by the independent accountants are pre-approved by the Board of Directors to assure that such services do not impair the auditors' independence from the Company. The Company does not use Assure CPA LLC for financial information system design and implementation. We do not engage Assure CPA LLC to provide compliance outsourcing services.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report on Form 10-K or incorporated by reference:

(1) Our financial statements can be found in Item 8 of this report.

(2) Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3) The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference:

EXHIBITS

Exhibit Number	Description of Exhibits
3.1*	Articles of Incorporation of Montgomery Mines Inc, October 30, 1935
3.2*	Articles of Amendment, Montgomery Mines Inc., April 12, 1948
3.3*	Articles of Amendment, Montgomery Mines Inc., February 6, 1970
3.4*	Articles of Amendment, Montgomery Mines Inc., April 10, 1978
3.5*	Articles of Amendment, Thunder Mountain Gold, August 26, 1985
3.6*	Articles of Amendment, Thunder Mountain Gold, October 17, 1985
3.7*	Articles of Incorporation, Thunder Mountain Gold Inc. (Nevada), December 11, 2007
3.8*	Bylaws, Montgomery Mines Inc.
3.9*	Bylaws, Thunder Mountain Gold Inc. (Nevada)
10.1*	Agreement and Plan of Merger, Thunder Mountain Gold (Nevada)
21.1**	Subsidiaries of the Registrant
31.1**	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
31.2**	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
32.1**	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2**	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101**	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders' Equity (Deficit) and (v) Notes to Financial Statements
101.INS**	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed as an exhibit to Form 10-KSB, filed on April 16, 2008, SEC File No. 001-08429.

**	Filed herewith.

DOCUMENTS INCORPORATED BY REFERENCE

None

SIGNATURES

Pursuant to the requirements of Section 143 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

By	/s/ Eric T. Jones
Eric T. Jones
President, Director and Chief Executive Officer
Date: March 22, 2022

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By	/s/ Larry Thackery
Larry Thackery
Chief Financial Officer
Date: March 22, 2022