Form 10-Q
period 2022-03-31
THUNDER MOUNTAIN GOLD INC
filed 2022-05-11
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒  No

Number of shares of issuer's common stock outstanding at April 22, 2022:  60,855,579

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Thunder Mountain Gold, Inc.

Consolidated Balance Sheets (Unaudited)

March 31, 2022 and December 31, 2021

	March 31, 2022	December 31, 2021
ASSETS

Current assets:
Cash and cash equivalents	$1,101,304	$1,156,622
Prepaid expenses and other assets	3,084	18,390
Total current assets	1,104,388	1,175,012

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $181,059 and $180,500, respectively	1,546	2,105
Total property and equipment	281,879	282,438

Investment in BeMetals, at fair value (Note 4)	1,281,620	1,520,684
Total assets	$2,667,887	$2,978,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$26,305	$11,495
Accrued related party liability (Note 7)	166,685	166,685
Accrued interest payable to related parties (Note 7)	80,177	80,177
Advance from BeMetals (Note 3)	64,518	36,187
Deferred officer compensation (Note 7)	1,041,500	1,041,500
Related parties notes payable (Note 7)	66,768	66,768

Total current liabilities	1,445,953	1,402,812

Accrued reclamation costs	65,000	65,000
Total liabilities	1,510,953	1,467,812

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,855,579 shares issued and outstanding	60,856	60,856
Additional paid-in capital	6,564,947	6,406,606
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(5,618,371)	(5,106,642)
Total Thunder Mountain Gold, Inc stockholders' equity	983,232	1,336,620
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,702	173,702
Total stockholders' equity	1,156,934	1,510,322
Total liabilities and stockholders' equity	$2,667,887	$2,978,134

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2022		2021
Revenues:
Gain on mineral interest (Note 3)	$-		$250,000
Management service income	75,000		75,000
Total revenues	75,000		325,000

Operating expenses:
Exploration	1,165		5,011
Legal and accounting	70,547		21,810
Management and administrative	275,492		112,182
Depreciation	559		996
Total operating expenses	347,763		139,999

Net operating income (loss)	(272,763)		185,001

Other income (expense):
Interest expense, related parties	-		-
Unrealized loss on investment	(239,064)		(234,518)
Other	98		294
Total other (expense)	(238,966)		(234,224)

Net income (loss)	(511,729)		(49,223)
Net income - noncontrolling interest in Owyhee Gold Trust	-		-
Net (loss) - Thunder Mountain Gold, Inc.	$(511,729)		$(49,223)

Net (loss) per common share-basic and diluted	$(0.01)	$	Nil

Weighted average common shares outstanding-basic and diluted	60,855,579		60,145,579

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net (loss)	$(511,729)	$(49,223)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation	559	996
Stock based compensation	158,341	-
Gain on mineral interest	-	(250,000)
Unrealized loss on investment	239,064	234,518
Change in:
Prepaid expenses and other assets	15,306	13,469
Accounts payable and other accrued liabilities	14,810	(28,575)
Advance from BeMetals	28,331	(9,912)
Net cash used by operating activities	(55,318)	(88,727)

Cash flows from investing activities:
Proceeds from mineral interest	-	250,000
Net cash provided by investing activities	-	250,000

Cash flows from financing activities:
Payments on related parties notes payable	-	(20,000)
Net cash used by financing activities	-	(20,000)

Net increase (decrease) in cash and cash equivalents	(55,318)	141,273
Cash and cash equivalents, beginning of period	1,156,622	274,155
Cash and cash equivalents, end of period	$1,101,304	$415,428

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the periods ended March 31, 2022 and March 31, 2021

	Common Stock Shares	Common Stock Amount	Additional Paid- In Capital	Treasury Stock	Accumulated Deficit	Non- Controlling Interest in OGT	Total

Balances at January 1, 2021	60,145,579	$60,146	$6,336,316	$(24,200)	$(4,534,846)	$173,702	$2,011,118
Net income (loss)	-	-	-	-	(49,223)	-	(49,223)

Balances at March 31, 2021	60,145,579	$60,146	$6,336,316	$(24,200)	$(4,584,069)	$173,702	$1,961,895

Balances at January 1, 2022	60,855,579	$60,856	$6,406,606	$(24,200)	$(5,106,642)	$173,702	$1,510,322
Stock Options Issued for Services	-	-	158,341	-	-	-	158,341
Net income (loss)	-	-	-	-	(511,729)	-	(511,729)

Balances at March 31, 2022	60,855,579	$60,856	$6,564,947	$(24,200)	$(5,618,371)	$173,702	$1,156,934

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

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions disrupted economic activity in Thunder Mountain Gold's business related to raising capital. As of March 31, 2022 and 2021, the disruption did not materially impact the Company' financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact could be significantly greater in future periods.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company. As of March 31, 2022, and 2021 there were no material adverse impacts to the Company' operations due to COVID-19.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets and other investments. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments had occurred as of March 31, 2022, and 2021.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the "BeMetals Option Agreement". In the event, if BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments. The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Options Agreement. As of March 31, 2022, there were no material adverse impacts to the Company's BeMetals Options Agreement due to COVID-19.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company; its wholly owned subsidiaries, Thunder Mountain Resources, Inc. ("TMRI") and South Mountain Mines, Inc. ("SMMI"); and a company in which the Company owns 75% and has majority control, Owyhee Gold Trust, LLC ("OGT"). The Company's consolidated financial statements reflect the other investor's 25% non-controlling, capped interest in OGT. Intercompany accounts are eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include the carrying value of properties and mineral interests, environmental remediation liabilities, deferred tax assets, and stock-based compensation. Management's estimates and assumptions are based on historical experience and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At March 31, 2022, the Company has one financial asset, investment in equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange. The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

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

Investments in Joint Ventures

For companies and joint ventures where the Company holds more than 50% of the voting interests, but less than 100%, and has significant influence, the company or joint venture is consolidated, and other investor interests are presented as noncontrolling. See Note 3 regarding the Company's investment in Owyhee Gold Trust. Joint ventures in which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting.

Reclamation and Remediation

The Company's operations have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. The Company would record the fair value of an asset retirement obligation as a liability in the period in which the Company incurred a legal obligation for the retirement of tangible long-lived assets. A corresponding asset would also be recorded and depreciated over the life of the asset.

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management's estimate of amounts expected to be incurred when the remediation work is performed. At March 31, 2022 and 2021, the Company had accrued $65,000 on its consolidated balance sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

Share-Based Compensation

Share-based payments to employees and directors, including grants of employee stock options, are measured at fair value and expensed in the consolidated statements of operations over the vesting period.

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The update is to address issues identified because of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. Management is evaluating the impact of this update on the Company's financial statements.

In November 2021, the FASB issues ASU 2021-10, Government Assistance (Topic 932), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information about the nature of the assistance, the related accounting policies used to account for the government assistance, the effect of government assistance on the entities financial statements, and any significant terms and conditions on the agreements, including commitments and contingencies. ASU 2021-10 is effective for annual periods beginning after December 31, 2021. We are currently assessing the impact of this guidance on our Consolidated Financial Statements and disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings (loss) per share calculations. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion of common shares, except where their inclusion would be anti-dilutive. For the quarters ended March 31, 2022 and 2021, stock options of 4,775,000 and 5,705,000, respectively were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for the respective periods.
2. Mineral Interest Commitments

The Company has two lease arrangements with landowners that own land parcels adjacent to the Company's South Mountain patented and unpatented mining claims. The leases were originally for a seven-year period, with annual payments of $20 per acre. The leases were renewed for an additional 10 years at $30 per acre paid annually; committed payments as of March 31, 2022 are listed in the table below. The leases have no work requirements.

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

On September 14, 2021, the BeMetals Option Agreement was amended, effecting Tranche 6 with the addition of Tranches 7 and 8. The option period has been extended to December 31, 2022, unless agreed to be further extended by all parties.

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

BeMetals Management Service Income

Concurrent with the BeMetals Option Agreement, BMET USA and SMMI entered a management contract whereby BeMetals will pay $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $75,000 was recognized for the quarters ended March 31, 2022, and 2021, respectively.

Advance from BeMetals

BeMetals provides funding to SMMI for ongoing project expenses, including office lease payments. Under the terms of the Option Agreement, SMMI's management provides BeMetals a request for funds monthly to cover the upcoming month's expenses. At March 31, 2022 and December 31, 2021, advances received from BeMetals that have not yet been spent totaled $64,518 and $36,187, respectively.

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

The fair value of the Company's shares in BeMetals is $1,281,620 at March 31, 2022, compared to the fair value of the investment of $1,520,684 at December 31, 2021. For the period ended March 31, 2022, the Company had an unrealized loss of $239,064.

5. Property and Equipment

The Company's property and equipment are as follows:

	March 31	December 31,
	2022	2021
Vehicles	$22,441	22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(181,059)	(180,500)
	1,546	2,105
Land	280,333	280,333
Total Property and Equipment	$281,879	282,438

7. Related Parties

Notes Payable

On March 31, 2022, the Company had a notes payable balance of $66,768 due to Eric Jones. Mr. Jones is the Company's President and Chief Executive Officer. Mr. Jones received no payments during the quarter ended March 31, 2022. The note, as amended, stopped accruing monthly interest on January 1, 2021. Mr. Jones had accrued interest payable at March 31, 2022 and December 31, 2021 of $47,698.

James Collord, the Company's Vice President and Chief Operating Officer was paid $40,000, paying off the principal of the note payable balance of $39,808 as well as $192 of accrued interest during the year ended December 31, 2021. Mr. Collord had accrued interest payable at March 31, 2022 and December 31, 2021 of $32,479.

Deferred Officer Compensation

Three of the Company's officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at March 31, 2022 and December 31, 2021 represent the balances deferred prior to the BeMetals agreement and are as follows: Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

Accrued Related Party Liability

The Company engaged Baird Hanson LLP ("Baird"), a company owned by one of the Company's directors, to provide legal services. At March 31, 2022 and December 31, 2021, the balance due to Baird for prior years' legal services was $166,685.

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

On March 21, 2022, the Company granted 1,820,000 stock options to officers and directors of the Company. The fair value of the options was determined to be $158,341 using the Black Scholes model. The total amount of compensation cost recognized for share-based payment awards to nonemployees was $13,920. The Company has elected to recognize the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for a nonemployee share-based payment award shall be reversed in the period that the award is forfeited. The options are exercisable on or before March 21, 2027 and have an exercise price of $0.09. The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the quarter ended March 31, 2022.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

March 21, 2022
Stock price	$0.088
Exercise price	$0.09
Expected volatility	188.9%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	2.39%

For the period ended March 31, 2022 400,000 options expired.

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2020	5,705,000	$0.10
Exercised	(710,000)	0.10
Expired	(1,640,000)	0.10
Outstanding and exercisable at December 31, 2021	3,355,000	$0.10
Granted	1,820,000	0.09
Expired	(400,000)	0.09
Outstanding and exercisable at March 31, 2022	4,775,000	$0.093

The average remaining contractual term of the options outstanding and exercisable at March 31, 2022 was 3.47 years. At March 31, 2022, options outstanding and exercisable had no aggregate intrinsic value based on the Company's stock price of $0.088 at March 31, 2022.

10.  Leases

The Company renewed its office operating lease on February 1, 2022 for 12 months, and do not anticipate the lease will be more than 12 months. Since the remaining lease term one year orless the Company did not recognize a right to use asset and related lease liability on the balance sheet for the lease renewal. For the quarter ended March 31, 2021 the Company paid $1,332 in lease payments, which was reimbursed by BeMetals under the terms of the Option Agreement.

11. Subsequent Events

The Company’s director Joseph Baird retired from the Board of Directors of Thunder Mountain Gold, Inc., and from all other positions or offices with the Company effective April 11, 2022.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings, and certain business operations. These restrictions disrupted economic activity in the Company's business related to raising capital.  As of March 31, 2022, the disruption did not materially impact the Company's financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to the BeMetals Option Agreement could be significantly greater in future periods.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the Company`s Option Agreement with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. ("SMMI") from the Company. The term of the agreement is for two years starting June 10, 2019, with an option to extend an additional year, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company's common stock.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of March 31, 2022.

COVID-19 Additional Precautions

Thunder Mountain Gold Inc. has also taken steps to mitigate the potential risks to employees and suppliers posed by the spread of COVID-19. The Company has taken extra precautions for employees who work under the terms of the BeMetals Option Agreement, and have implemented work from home policies where appropriate.

As of March 31, 2022, there has been no material adverse impact to the BeMetals Operation Agreement. Management will continue to review and modify plans as conditions change. Despite efforts to manage these impacts to the Company, the ultimate impact of COVID-19 also depends on factors beyond management's knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, management cannot estimate the potential future impact to financial position, results of operations and cash flows, but the impacts could be material.

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

On February 27, 2019, the Company entered into an Option Agreement, (the "BeMetals Option Agreement") with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. ("SMMI") from Thunder Mountain Resources, Inc. ("TMRI"), both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a PEA completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires BeMetals to issue 10,000,000 shares of BMET stock to the Company, and cash payments to the Company of $1,350,000: $1,100,000 in cash and $250,000 in exchange for shares of the Company's common stock.  Through March 31, 2022, cash proceeds of $1,100,000 and $250,000 in exchange for shares of the Company's common stock have been received.  In the event BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

The Company's plan of operation through the end of the 2022 calendar year  will be to provide support to BeMetals Corp. during their option period and help ensure that the South Mountain PEA is completed on schedule and within budget. The South Mountain Project PEA was initiated  on March 22, 2021. Both BeMetals and Thunder Mountain Gold Inc.  agreed to appoint Mine Technical Services Ltd., to undertake and deliver this PEA study for the Project working closely with the Company, its consultants and advisors.  As part of the work for the PEA, SGS Mineral Services have been contracted to complete a metallurgical test work program to update the historical process studies.  In addition, Hard Rock Consulting LLC., was contracted to provide an updated mineral resource estimate for the Project based on the drilling to-date including the new analytical drilling results released in March 2021. Mine Technical Services was contracted to complete the South Mountain PEA. The PEA work was suspended while further infill drilling was completed for the resource model.

South Mountain Project, Owyhee County, Idaho

South Mountain is a polymetallic development project focused on high-grade zinc, silver and gold. It is located approximately 70 miles southwest of Boise, Idaho (see Figure 2). The Project was intermittently mined from the late 1800s to the late 1960s and its existing underground workings remain intact and well maintained. Historic production at the Project has largely come from high-grade massive sulfide bodies that remain open at depth and along strike. According to historical smelter records, approximately 53,642 tons of mineralized material has been mined to date. These records also indicate average grades; 14.5% Zn, 11.63 opt Ag, 0.063 opt Au, 2.4% Pb, and 1.4% Cu were mined.

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

With the help of Thunder Mountain Gold, BeMetals (BMET) commenced drilling at South Mountain in July of 2019 and drilled twenty-one holes totaling 7,517 feet (2,290 meters) from five underground drilling stations within the Sonneman level. The drilling program was designed to test potential down plunge extensions, and overall continuity to the mineralized zones and confirm the grade distribution of the current polymetallic mineral resource. All of the drill core recovered from the drilling was logged on site and assayed by ALS Chemex. Selected intervals and results are summarized in the Company`s Form 10K for the year ended December 31, 2021.

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

Based on the last two phases of underground drilling and all the historical exploration data available, we are believe there is the potential to expand the down-plunge extensions of the mineral resource with this new phase of surface drilling at the Property. The plan is to initially complete approximately 7,000 feet (2,100 meters) of surface core drilling in this phase of exploration. Assuming this exploration program is successful, the BMET will update the current MRE and continue the ongoing Preliminary Economic Assessment for the Project in 2022.

By December of 2021, 2 surface core holes had been drilled for a combined total of 3,600 feet, the results of which were added to the resource model.

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

Information concerning our mining properties has been prepared in accordance with the requirements of subpart 1300 of Regulation SK, which first became applicable to us for the fiscal year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties. You are cautioned that mineral resources do not have demonstrated economic value. Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources, in particular, have a great amount of uncertainty as to their existence and their economic and legal feasibility. Investors are cautioned not to assume that any part or all of the Inferred Resource exists or is economically or legally mineable. See Item 1A, Risk Factors.

Disclosure of the NI-43-101 has been prepared in accordance with the requirements of Canadian securities laws, including Canadian National Instrument 43-101 ("NI 43-101").  The Highlights of South Mountain NI-43-101 section refers to "mineral resources," "measured mineral resources," "indicated mineral resources," and "inferred mineral resources."

Qualified Person - The technical information in this Form 10K has been reviewed and approved by Larry D. Kornze, (Retired) , Qualified Person, and Director of Thunder Mountain Gold Inc., and a "Qualified Person" as defined by National Instrument 43-101 standards.

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

During the year ended December 31, 2021, the Company made the decision to retain 26 (approximately 520 acres) of the  87 unpatented lode mining claims in the Trout Creek area. The Company's 26 unpatented mining claims are staked along a recognizable structural zone in the Eureka-Battle Mountain mineralized gold trend.  The Company paid annual fees to BLM of $4,290 and Lander County $324 fees.

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

Thunder Mountain Gold signed a joint venture agreement with Newmont Mining on some of their adjoining mineral rights sections and aliquot parcels from 2011 thru 2016. On October 27, 2016, the Company terminated the exploration agreement with Newmont Mining Corporation to concentrate their efforts on the South Mountain Project.

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

Results of Operations:

For the quarter ended March 31, 2022, the Company recorded a net loss of $511,729, compared to a net loss of $49,223 for the same period in 2021.  The increased net loss is due to the decrease in revenue recognized in March 31, 2021 under Gain on mineral interest of $250,000 related to the Tranche 5 cash payment was received in connection with the BeMetals Option Agreement.  (See Note 3).

The Company recognized $75,000 in management services income for the three-month period ended on March 31, 2022. Total operating expenses for the three months ended March 31, 2022, of $347,763 increased from the same respective time period in 2021 by $207,764 or 148%. Exploration expenses for the three months ended March 31, 2022 decreased by $3,846 when compared to same period in 2021. Legal and accounting costs increased in three-month period ended March 31, 2022 compared to 2021 by $48,737 for a total of $70,547.  Management and administrative expense increased by $163,310 or 146% principally due to stock compensation of $158,341 for stock options issued to our officers and directors on March 21, 2022. There were no options issued during the quarter ended March 31, 2021.

Liquidity and Capital Resources:

The consolidated financial statements for the year ended March 31, 2022 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the three-month period ended March 31, 2022, we have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

The liquidity of the Company was enhanced on February 27, 2019 when the Company entered the BeMetals Option Agreement with BeMetals Corp., and BMET USA, a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company's common stock. Through March 31, 2022, cash proceeds of $1,100,000 and $250,000 in exchange for shares of the Company's common stock have been received.  BeMetals also agreed to pay the Company $25,000 per month for management services.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

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

  On May 2, 2022, we had $1,036,076 cash in our bank accounts.
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

For the quarter ended March 31, 2022, the Company reported net cash used by operating activities of $55,318 compared to cash used by operating activities of $88,727 in 2021.  During the three-month period ended March 31, the Company reported a net cash decrease of $55,318, compared to a net cash increase of $141,273 for same period in 2021.

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

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years
Acree Lease (yearly, June)(1)	$6,780	$3,390	$3,390	-	$-
Lowry Lease (yearly, October)(1)(2)	$22,560	$11,280	$11,280	-	$-
OGT LLC(3)	$20,000	$5,000	$10,000	$10,000	$-
Total	$49,340	$19,670	$19,670	$10,000	$-

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

Changes in Internal Controls Over Financial Reporting

During the quarter covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the Company`s Option Agreement with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. ("SMMI") from the Company. The term of the agreement is for two years starting June 10, 2019, with an option to extend an additional year, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company's common stock.  In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.  The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of March 31, 2022.

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

During the three-month period ended March 31, 2022, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Documents which are filed as a part of this report:

Exhibits:

31.1	Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones
31.2	Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery
32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones
32.2	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

       /s/ Eric T. Jones

By

Eric T. Jones

President and Chief Executive Officer

Date: May 11, 2022

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

       /s/ Larry Thackery

By

Larry Thackery

Chief Financial Officer

Date: May 11, 2022