Form 10-Q
period 2022-06-30
THUNDER MOUNTAIN GOLD INC
filed 2022-08-05
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

☐  Yes  ☒  No

Number of shares of issuer's common stock outstanding at July 27, 2022: 60,855,579

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets (Unaudited)
June 30, 2022 and December 31, 2021

	June 30, 2022	December 31, 2021
ASSETS

Current assets:
Cash and cash equivalents	$886,167	$1,156,622
Prepaid expenses, deposits and other assets	59,879	18,390
Total current assets	946,046	1,175,012

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $181,390 and $180,500, respectively	1,215	2,105
Total property and equipment	281,548	282,438

Investment in BeMetals, at fair value (Note 4)	899,696	1,520,684
Total assets	$2,127,290	$2,978,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$51,423	$11,495
Accrued related party liability (Note 7)	156,685	166,685
Accrued interest payable to related parties (Note 7)	67,698	80,177
Advance from BeMetals (Note 3)	12,862	36,187
Deferred officer compensation (Note 7)	1,041,500	1,041,500
Related parties notes payable (Note 7)	28,768	66,768
Total current liabilities	1,358,936	1,402,812

Accrued reclamation costs	65,000	65,000
Total liabilities	1,423,936	1,467,812

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,855,579 shares issued and outstanding	60,856	60,856
Additional paid-in capital	6,564,947	6,406,606
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(6,071,951)	(5,106,642)
Total Thunder Mountain Gold, Inc stockholders' equity	529,652	1,336,620
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,702	173,702
Total stockholders' equity	703,354	1,510,322
Total liabilities and stockholders' equity	$2,127,290	$2,978,134

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022		2021	2022		2021
Revenues:
Gain on mineral interest	$-		$-	$-		$250,000
Management service income	75,000		75,000	150,000		150,000
Total revenues	75,000		75,000	150,000		400,000

Operating expenses:
Exploration	1,073		2,690	2,238		7,700
Legal and accounting	14,545		32,697	85,092		54,507
Management and administrative	130,707		112,171	406,199		224,353
Depreciation	331		618	890		1,614
Total operating expenses	146,656		148,176	494,419		288,174

Net operating income (loss)	(71,656)		(73,176)	(344,419)		111,826

Other income (expense):
Unrealized gain (loss) on investment	(381,924)		163,507	(620,988)		(71,011)
Gain on sale of investment	-		92,685	-		92,685
Other income	-		8,526	98		8,820
Total other income (expense)	(381,924)		264,718	(620,890)		30,494
Net income (loss)	(453,580)		191,542	(965,309)		142,320
Net Income (loss) - noncontrolling interest in Owyhee Gold Trust	-		-	-		-
Net income (loss) - Thunder Mountain Gold, Inc.	$(453,580)		$191,542	$(965,309)		$142,320

Net (loss) per common share-basic and diluted	$(0.01)	$	Nil	$(0.02)	$	Nil

Weighted average common shares outstanding-basic	60,855,579		60,145,579	60,855,579		60,145,579
Weighted average common shares outstanding- diluted	60,855,579		62,233,399	60,855,579		62,472,624

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(965,309)	$142,320
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	890	1,614
Stock based compensation	158,341	-
Gain on mineral interest	-	(250,000)
Unrealized (gain) loss on investment	620,988	71,011
Gain on sale of investment	-	(92,685)
Change in:
Prepaid expenses and other assets	(41,489)	(27,939)
Accounts payable and other accrued liabilities	29,928	15,876
Accrued interest payable to related parties	(12,479)	(192)
Advance from BeMetals	(23,325)	36,491
Net cash used by operating activities	(232,455)	(103,504)

Cash flows from investing activities:
Proceeds from sale of investment	-	649,557
Proceeds from mineral interest	-	250,000
Net cash provided by investing activities	-	899,557

Cash flows from financing activities:
Payments on related parties notes payable	(38,000)	(39,808)
Net cash (used) by financing activities	(38,000)	(39,808)

Net increase (decrease) in cash and cash equivalents	(270,455)	756,245
Cash and cash equivalents, beginning of period	1,156,622	274,155
Cash and cash equivalents, end of period	$886,167	$1,030,400

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the three-month periods ended June 30, 2022 and June 30, 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non- Controlling Interest in OGT	Total

Balances at April 1, 2021	60,145,579	$60,146	$6,336,316	$(24,200)	$(4,584,069)	$173,702	$1,961,895
Net income	-	-	-	-	191,542	-	191,542

Balances at June 30, 2021	60,145,579	$60,146	$6,336,316	$(24,200)	$(4,392,526)	$173,702	$2,153,438

Balances at April 1, 2022	60,855,579	$60,856	$6,564,947	$(24,200)	$(5,618,371)	$173,702	$1,156,934
Net loss	-	-	-	-	(453,580)	-	(453,580)

Balances at June 30, 2022	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,071,951)	$173,702	$703,354

For the six-month periods ended June 30, 2022 and June 30, 2021

Balances at January 1, 2021	60,145,579	$60,146	$6,336,316	$(24,200)	$(4,534,846)	$173,702	$2,011,118
Net income	-	-	-	-	142,320	-	142,320

Balances at June 30, 2021	60,145,579	$60,146	$6,336,316	$(24,200)	$(4,392,526)	$173,702	$2,153,438

Balances at January 1, 2022	60,855,579	$60,856	$6,406,606	$(24,200)	$(5,106,642)	$173,702	$1,510,322
Stock based compensation		-	158,341	-	-	-	158,341
Net loss		-	-	-	(965,309)	-	(965,309)

Balances at June 30, 2022	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,071,951)	$173,702	$703,354

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

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions disrupted economic activity in Thunder Mountain Gold's business related to raising capital. As of June 30, 2022, the disruption did not materially impact the Company' financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact could be significantly greater in future periods.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company. As of June 30, 2022, there were no material adverse impacts to the Company' operations due to COVID-19.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets and other investments. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments had occurred as of June 30, 2022.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the "BeMetals Option Agreement". In the event, if BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments. The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Options Agreement. As of June 30, 2022, there were no material adverse impacts to the Company's BeMetals Options Agreement due to COVID-19.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At June 30, 2022, the Company has one financial asset, investment in equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange. The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management's estimate of amounts expected to be incurred when the remediation work is performed. At June 30, 2022 and December 31, 2021, the Company had accrued $65,000 on its consolidated balance sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

Share-Based Compensation

Share-based payments to employees and directors, including grants of employee stock options, are measured at fair value and expensed in the consolidated statements of operations over the vesting period.

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The update is to address issues identified because of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. The adoption of this standard did not impact the Company's consolidated financial statements.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings (loss) per share calculations. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion to common shares, except where their inclusion would be anti-dilutive. For the six months ended June 30, 2022 of 4,775,000 were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for the period. Outstanding common stock equivalents consisting of 5,705,000 outstanding stock options for the three-month and six month periods ended June 30, 2021 were included in the calculating diluted weighted average shares outstanding.

2. Mineral Interest Commitments

The Company has two lease arrangements with landowners that own land parcels adjacent to the Company's South Mountain patented and unpatented mining claims. The leases were originally for a seven-year period, with annual payments of $20 per acre. The leases were renewed for an additional 10 years at $30 per acre paid annually; committed payments as of June 30, 2022, are listed in the table below. The leases have no work requirements.

Annual Payment
Acree Lease (June)	$3,390
Lowry Lease (October)	11,280
Total	$14,670

The Company has 26 unpatented claims (533 acres) in the Trout Creek area and 21 unpatented claims in the South Mountain area.

The claim fees are paid on these unpatented claims annually as follows:

Target Area	2021
Trout Creek -State of Nevada	$4,290
Trout Creek -Lander County, Nevada	324
South Mountain-State of Idaho	3,465
Total	$8,079

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

BeMetals Management Service Income

Concurrent with the BeMetals Option Agreement, BMET USA and SMMI entered a management contract whereby BeMetals will pay $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $ 150,000 was recognized for the six months ended June 30, 2022, and 2021, respectively.

Advance from BeMetals

BeMetals provides funding to SMMI for ongoing project expenses, including office lease payments. Under the terms of the Option Agreement, SMMI's management provides BeMetals a request for funds monthly to cover the upcoming month's expenses. At June 30, 2022 and December 31, 2021, advances received from BeMetals that have not yet been spent totaled $12,862 and $36,187, respectively.

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

On May 4, 2021, the Company sold 2,000,000 shares held in BeMetals Corp. for US $649,557 ($CAD 800,000). The shares of common stock were sold through Canaccord Genuity at a price of US $0.325 ($CAD 0.40). A foreign exchange gain of $9,147 was recognized on the sale as the funds were not transferred to the company until May 17, 2021. This gain is included in other income on the consolidated statement of operations. This sale met the requirements under the terms of the BeMetals Option Agreement.

The fair value of the Company's shares in BeMetals is $899,696 at June 30, 2022, compared to the fair value of the investment of $1,520,684 at December 31, 2021. For the three and six months ended June 30, 2022, the Company had an unrealized loss of $381,924 and $620,988, respectfully.

5. Property and Equipment

The Company's property and equipment are as follows:

	June 31	December 31,
	2022	2021
Vehicles	$22,441	22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(181,390)	(180,500)
	1,215	2,105
Land	280,333	280,333
Total Property and Equipment	$281,548	282,438

6. Related Parties

Board of Directors Compensation

On March 16, 2022, the Company's Compensation Committee recommended that the Company's Board of Directors receive nominal compensation for their service. The Company's Board of Directors passed the resolution for Board members compensation on March 21, 2022. During the three-month period ended June 30, 2022, total amount of compensation paid to the Board of Directors was $13,650.

Notes Payable

On June 30, 2022, the Company had a note payable balance of $28,768 due to Eric Jones. Mr. Jones is the Company's President and Chief Executive Officer. Mr. Jones received $38,000 in payments during the quarter ended June 30, 2022. The note, as amended, stopped accruing monthly interest on January 1, 2021. Mr. Jones had accrued interest payable at June 30, 2022 and December 31, 2021 of $47,698.

James Collord, the Company's Vice President and Chief Operating Officer was paid $40,000, paying off the principal of the note payable balance of $39,808 as well as $192 of accrued interest during the six months ended June 30, 2021. On May 16, 2022 Mr. Collord received a payment of accrued interest of $12,479, and had accrued interest payable at June 30, 2022 and December 31, 2021 of $20,000 and $32,479, respectfully.

Deferred Officer Compensation

Three of the Company's officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at June 30, 2022 and December 31, 2021 represent the balances deferred prior to the BeMetals agreement and are as follows: Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

Accrued Related Party Liability

The Company engaged Baird Hanson LLP ("Baird"), at the time a company owned by one of the Company's former directors, to provide legal services. The Company's director Joseph Baird retired from the Board of Directors of Thunder Mountain Gold, Inc., and from all other positions or offices with the Company effective April 11, 2022. Baird received $10,000 in payments during the quarter ended June 30, 2022. At June 30, 2022 and December 31, 2021, the balance due to Baird for prior years' legal services was $156,685 and $166,685, respectfully.

On May 10, 2022, the Company agreed to facilitate the sale of 1,000,000 shares of the Company's common stock held by Joseph Baird, one of the Company's former directors and a shareholder. In anticipation of the sale, the Company received $10,000 for the sale of shares that had not yet transferred to the purchasers. The Company held funds in prepaid expense, deposits and other assets with a corresponding liability due to Mr. Baird of $10,000 classified in accounts payable and other accrued liabilities on its consolidated balance sheet at June 30, 2022.

7. Stockholders' Equity

The Company's common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.

8. Stock Options

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

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

March 21, 2022
Stock price	$0.088
Exercise price	$0.09
Expected volatility	188.9%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	2.39%

During the six months ended June 30, 2022 400,000 options expired.

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2020	5,705,000	$0.10
Exercised	(710,000)	0.10
Expired	(1,640,000)	0.10
Outstanding and exercisable at December 31, 2021	3,355,000	$0.10
Granted	1,820,000	0.09
Expired	(400,000)	0.09
Outstanding and exercisable at June 30, 2022	4,775,000	$0.093

The average remaining contractual term of the options outstanding and exercisable at June 30, 2022 was 3.22 years. At June 30, 2022, options outstanding and exercisable had no aggregate intrinsic value based on the Company's stock price of $0.08 at June 30, 2022.

9. Leases

The Company renewed its office operating lease on February 1, 2022 for 12 months, and do not anticipate the lease will be more than 12 months. Since the remaining lease term is one year or less the Company did not recognize a right to use asset and related lease liability on the balance sheet for the lease renewal. For the six months ended June 30, 2022 the Company paid $8,663 in lease payments, which was reimbursed by BeMetals under the terms of the Option Agreement.

10.   Subsequent Events

On July 12, 2022, the Company's shareholders approved three proposals at their Annual Meeting. The shareholders elected the previous eight directors existing from 2021. The shareholders also ratified and reapproved the Stock Option Plan. The shareholders ratified and reapproved the appointment of Assure CPA, LLC as independent auditors.

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

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings, and certain business operations. These restrictions disrupted economic activity in the Company's business related to raising capital. As of June 30, 2022, the disruption did not materially impact the Company's financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to the BeMetals Option Agreement could be significantly greater in future periods.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the Company`s Option Agreement with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. ("SMMI") from the Company. The term of the agreement is for two years starting June 10, 2019, with an option to extend an additional year, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company's common stock. In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments. The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of June 30, 2022.

COVID-19 Additional Precautions

Thunder Mountain Gold Inc. has also taken steps to mitigate the potential risks to employees and suppliers posed by the spread of COVID-19. The Company has taken extra precautions for employees who work under the terms of the BeMetals Option Agreement, and have implemented work from home policies where appropriate.

As of June 30, 2022, there has been no material adverse impact to the BeMetals Operation Agreement. Management will continue to review and modify plans as conditions change. Despite efforts to manage these impacts to the Company, the ultimate impact of COVID-19 also depends on factors beyond management's knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, management cannot estimate the potential future impact to financial position, results of operations and cash flows, but the impacts could be material.

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

On February 27, 2019, the Company entered into an Option Agreement, (the "BeMetals Option Agreement") with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. ("SMMI") from Thunder Mountain Resources, Inc. ("TMRI"), both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a PEA completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires BeMetals to issue 10,000,000 shares of BMET stock to the Company, and cash payments to the Company of $1,350,000: $1,100,000 in cash and $250,000 in exchange for shares of the Company's common stock. Through June 30, 2022, cash proceeds of $1,100,000 and $250,000 in exchange for shares of the Company's common stock have been received. In the event BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

The Company's plan of operation through the end of the 2022 calendar year will be supporting BeMetals Corp. during their option period and aiding in the exploration and advancement of the project. Planned exploration at South Mountain in 2022 includes surface core drilling and some additional surface geophysical survey.

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

The Project is largely on and surrounded by private surface land, and as such, the permitting and environmental aspects of the Project are expected to be straightforward. Permits are currently in place for underground and surface exploration and development activities.

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

Based on the last two phases of underground drilling and all the historical exploration data available, we believe there is the potential to expand the down-plunge extensions of the mineral resource with this new phase of surface drilling at the Property. The plan is to initially complete approximately 7,000 feet (2,100 meters) of surface core drilling in this phase of exploration. Assuming this exploration program is successful, the BMET will update the current MRE and continue the ongoing Preliminary Economic Assessment for the Project in 2022.

By December of 2021, 2 surface core holes had been drilled for a combined total of 3,600 feet, the results of which were added to the resource model.

MINERAL RESOURCE ESTIMATE

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

Note: See Table 1 and 2 footnotes section 4 for details of the Zn equivalent grade calculation

In two phases of underground drilling completed during 2019 and 2020 a combined total of approximately 16,000 feet of underground core drilling was completed at South Mountain. During these drilling campaigns, our site team also widened and advanced the existing Sonneman level eastwards by 170 feet to establish a new drill station closer to the Texas Zone. All the results of this drilling have now been in incorporated into the updated MRE for the South Mountain deposit.

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

Geological logs of the core demonstrate that the higher copper grades over significant drilled widths in Texas West appear to be controlled by the increased abundance of chalcopyrite, which is a common copper sulphide mineral, often extractable through conventional flotation methods. Representative sample material of this and other zones of the deposit have been identified and are being collected for metallurgical test work at the SGS Mineral Services site in Lakefield, Canada. Results from this study will be included with historical test work and incorporated into the planned PEA study later this year.

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
2020 Texas Zone Exploration
Texas Zone Detailed View
Inclined view NW 340
0
50
metres
SM20-028 Interval 1
10.85m @ 2.56% Cu; 260.1 g/t Ag;
0.26 g/t Au; 0.13% Zn
SM20-036 Interval 1
9.54m @ 0.99% Cu; 316.9 g/t Ag;
0.26 g/t Au; 2.15% Zn
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
0.09 g/t Au; 0.04% Cu
Interval 2 : 1.52m @ 0.44% Cu; 169.6 g/t Ag;
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
TEXAS WEST
TEXAS EAST
OPEN
OPEN
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

Gold Breccia Target

In 2010, five holes were drilled by Thunder Mountain Gold in the Gold Breccia anomaly for a total footage of 3,530 feet, and 705 total samples taken every five feet of drill hole. Of the 705 samples taken, 686 samples contained anomalous gold, or 97% of the samples. The highest-grade intercept ran 0.038 ounce per ton. HRC reviewed the reports done on the breccia completed by both Kinross and Newmont; of note was Newmont's comparison of the geology to the Battle Mountain Complex in Nevada.

The Technical Report was authored by Ms. J.J. Brown, P.G., SME-RM, Mr. Jeffrey Choquette, P.E., and Mr. Randy Martin, SME-RM, all of Hard Rock Consulting, each of whom is an independent qualified person for the purposes of NI 43-101 The NI 43-101 Technical Report has an effective date of April 7, 2018, and has been filed in Canada on SEDAR in accordance with NI 43-101. The Report can be reviewed on the Company`s website at www.thundermountaingold.com.

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

Wright Geophysics also conducted a ground gravity survey and CSMAT over the pediment target area and this provided insight into the gravel-bedrock contact as well as defining the favorable structural setting within the buried bedrock. An untested drill target was identified under the gravel pediment along these structures, and the geophysics showed that the bedrock was within 500 feet of the surface, which is reasonable depth for exploration drilling and potential mining if a significant mineralization is encountered.

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

Results of Operations:

For the three months ended June 30, 2022, the Company recorded a net loss of $453,580, compared to net income of $191,542, for the same time ending June 30, 2021. Net Loss for the six-month period ended June 30, 2022 was $965,309 for the same period in 2021 the Net income was $142,320. The decrease in net income for 2022 is primarily due to a reduction in the market value of the Company's investment in BeMetals stock. For the three and six month periods ended June 31, 2022 the Company recognized an unrealized loss on the investment in BeMetals of $381,924 and $620,988, respectively. The Company recognized a gain of $163,507 and a loss of $71,011 for the three- and six-month periods ended June 30, 2021.

Three-month period comparisons

The Company recognized $75,000 in management services income for the three-month periods ended June 30, 2022, and 2021, respectively.

Operating expenses for the three months ending June 30, 2022, of $146,656 decreased from the same respective time period in 2021 by $1,520 or 1%. Exploration expenses for the three months ended June 30, 2021 decreased by $1,617 when compared to same period in 2021. Legal and accounting costs decreased in three-month period ended June 30, 2022 compared to 2021 by $18,152 for a total of $14,454. The decrease in Legal and accounting was associated to the early closing of the 10-K expenses for the year ended December 31, 2022 compared to 2021. Management and administrative expense increased by $18,536 or 17%. This increase in Management and administration cost was due to the Board of Directors compensation of $13,650 for the three months ended June 30, 2022. There were no stock options issued for the three months ended June 30, 2022 and 2021, respectively.

Six-month period comparisons

The Company recognized $150,000 in total revenue for the six-month period ended on June 30, 2022 compared with total revenue of $400,000 for the same period ended June 30, 2021, a decrease of $250,000 or 63%. Management services revenue from BeMetals remained the same at $75,000 in both quarters; however, for the quarter ended June 30, 2021 the Company recognized a $250,000 gain on the sale of mineral properties under the terms of the BeMetals Option Agreement. No gain was recognized for the same period in 2022. The final cash payment under the BeMetals Option Agreement was received in third quarter of 2021.

Operating expenses for the six months ending June 30, 2022, of $494,419 increased from the same respective time period in 2021 by $206,245 or 72%. Exploration expenses decreased by $5,462 or 71% when compared to same period in 2021. Legal and accounting costs increased by $30,585 or 56% for a total of $85,092. Management and administrative expense increased by $181,846 or 81% principally due to stock compensation of $158,341 for stock options issued to our officers and directors on March 21, 2022. There were no stock options issued during the six months ended June 31, 2021.

The consolidated financial statements for the six-months ended June 30, 2022 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements as of June 30, 2022, we have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

Liquidity and Capital Resources:

The consolidated financial statements for the year ended June 30, 2022 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the three-month period ended June 30, 2022, we have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

The liquidity of the Company was enhanced on February 27, 2019 when the Company entered the BeMetals Option Agreement with BeMetals Corp., and BMET USA, a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company's common stock. Through June 30, 2022, cash proceeds of $1,100,000 and $250,000 in exchange for shares of the Company's common stock have been received. BeMetals also agreed to pay the Company $25,000 per month for management services. In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

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

  On July 27, 2022, we had $896,360 cash in our bank accounts.
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

For the six-month period ended June 30, 2022 the Company reported a net cash decrease of $270,455, compared to a net cash increase of $756,245 for the same period in 2021. The Company reported net cash used by operating activities of $232,455 compared to cash used by operating activities of $103,504 for the same period in 2021. The Company did not have any cash provided or used by investing for the period ended June 30, 2022 compared to cash provided by investing activities of $899,557 for the same period in 2021. In 2021 the Company received cash from investing activities of $250,000 from the sale of mineral interests forthe Tranche 5 payment, pursuant to the BeMetals Option Agreement, and $649,557 proceeds from sale of 2,000,000 shares of BeMetals common shares. The Company reported cash used in financing activities of $38,000 and $39,808 for the period ended June 30, 2022 and 2021, respectively, related to the repayment of related party notes payable to officer and directors of the Company.

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

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years
Acree Lease (yearly, June)(1)	$3,390	$3,390	-	-	$-
Lowry Lease (yearly, October)(1)(2)	$22,560	$11,280	$11,280	-	$-
OGT LLC(3)	$25,000	$5,000	$10,000	$10,000	$-
Total	$50,950	$19,670	$21,280	$10,000	$-

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the Company`s Option Agreement with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. ("SMMI") from the Company. The term of the agreement is for two years starting June 10, 2019, with an option to extend an additional year, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company's common stock. In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments. The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of June 30, 2022.

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

During the six-month period ended June 30, 2022, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

THUNDER MOUNTAIN GOLD, INC.

    /s/ Eric T. Jones

By _____________________________

Eric T. Jones

President and Chief Executive Officer

Date: August 5, 2022

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

      /s/ Larry Thackery

By _____________________________

Larry Thackery

Chief Financial Officer

Date: August 5, 2022