Form 10-Q
period 2022-09-30
THUNDER MOUNTAIN GOLD INC
filed 2022-11-14
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒  No

Number of shares of issuer's common stock outstanding at October 21, 2022:  60,855,579

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Thunder Mountain Gold, Inc.

Consolidated Balance Sheets (Unaudited)

September 30, 2022 and December 31, 2021

	September 30, 2022	December 31, 2021
ASSETS

Current assets:
Cash and cash equivalents	$840,820	$1,156,622
Prepaid expenses, deposits and other assets	37,141	18,390
Total current assets	877,961	1,175,012

Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $181,722 and $180,500 respectively	883	2,105
Total property and equipment	281,216	282,438

Investment in BeMetals, at fair value (Note 4)	669,624	1,520,684
Total assets	$1,828,801	$2,978,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$34,866	$11,495
Accrued related party liability (Note 6)	151,685	166,685
Accrued interest payable to related parties (Note 6)	19,698	80,177
Advance from BeMetals (Note 3)	82,420	36,187
Deferred officer compensation (Note 6)	1,041,500	1,041,500
Related parties notes payable (Note 6)	28,768	66,768
Total current liabilities	1,358,937	1,402,812

Accrued reclamation costs	65,000	65,000
Total liabilities	1,423,937	1,467,812

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,855,579 shares issued and outstanding	60,856	60,856
Additional paid-in capital	6,564,947	6,406,606
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(6,370,441)	(5,106,642)
Total Thunder Mountain Gold, Inc stockholders' equity	231,162	1,336,620
Noncontrolling interest in Owyhee Gold Trust (Note 3)	173,702	173,702
Total stockholders' equity	404,864	1,510,322
Total liabilities and stockholders' equity	$1,828,801	$2,978,134

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Consolidated Statements of Operations (Unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2022	2021	2022	2021
Revenues:
Gain on mineral interest		$-	$250,000	$-	$500,000
Management service income		75,000	75,000	225,000	225,000
Total revenues		75,000	325,000	225,000	725,000

Operating expenses:
Exploration		1,072	4,940	3,310	12,640
Legal and accounting		21,237	14,187	106,329	68,694
Management and administrative		121,272	116,745	527,470	341,098
Depreciation		331	618	1,222	2,232
Total operating expenses		143,912	136,490	638,331	424,664

Net operating income (loss)		(68,912)	188,510	(413,331)	300,336

Other income (expense):
Unrealized gain (loss) on investment		(230,072)	(842,931)	(851,060)	(913,942)
Gain on sale of investment		-	-	-	92,685
Other income		494	(436)	592	8,384
Total other income (expense)		(229,578)	(843,367)	(850,468)	(812,873)
Net (loss)		(298,490)	(654,857)	(1,263,799)	(512,537)
Net Income (loss) - noncontrolling interest in Owyhee Gold Trust		-	-	-	-
Net (loss) - Thunder Mountain Gold, Inc.		$(298,490)	$(654,857)	$(1,263,799)	$(512,537)

Net (loss) per common share-basic and diluted	$	Nil	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding-basic and diluted		60,855,579	60,855,579	60,855,579	60,855,579

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net (loss)	$(1,263,799)	$(512,537)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	1,222	2,232
Stock based compensation	158,341	-
Gain on mineral interest	-	(500,000)
Unrealized (gain) loss on investment	851,060	913,942
Gain on sale of investment	-	(92,685)
Change in:
Prepaid expenses and other assets	(18,751)	(14,531)
Accounts payable and other accrued liabilities	23,371	(4,914)
Accrued liability payable to related parties	(15,000)	(20,000)
Accrued interest payable to related parties	(60,479)	(190)
Advance from BeMetals	46,233	29,820
Net cash used by operating activities	(277,802)	(198,863)

Cash flows from investing activities:
Proceeds from sale of investment	-	649,557
Proceeds from mineral interest	-	500,000
Net cash provided by investing activities	-	1,149,557

Cash flows from financing activities:
Proceeds from Exercise of Options	-	35,534
Payments on related parties notes payable	(38,000)	(39,808)
Net cash used by financing activities	(38,000)	(4,274)

Net increase (decrease) in cash and cash equivalents	(315,802)	946,420
Cash and cash equivalents, beginning of period	1,156,622	274,155
Cash and cash equivalents, end of period	$840,820	$1,220,575

Noncash financing activities
Shares issued for settlement of option exercise with accrued interest and wages	$-	$35,466

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For three-month periods ended September 30, 2022 and September 30, 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non- Controlling Interest in OGT	Total

Balances at July 1, 2021	60,145,579	$60,146	$6,336,316	$(24,200)	$(4,392,526)	$173,702	$2,153,438

Stock Options exercised	710,000	710	70,290	-	-	-	71,000
Net income(loss)	-	-	-	-	(654,857)	-	(654,857)
Balances at September 30, 2021	60,855,579	$60,856	$6,406,606	$(24,200)	$(5,047,383)	$173,702	$1,569,581

Balances at July 1, 2022	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,071,951)	$173,702	$703,354

Net (loss)	-	-	-	-	(298,490)	-	(298,490)
Balances at September 30, 2022	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,370,441)	$173,702	$404,864

For nine-month periods ended September 30, 2022 and September 30, 2021

Balances at January 1, 2021	60,145,579	$60,146	$6,336,316	$(24,200)	$(4,534,846)	$173,702	$2,011,118

Stock Options exercised	710,000	710	70,290	-	-	-	71,000
Net income(loss)	-	-	-	-	(512,537)	-	(512,537)
Balances at September 30, 2021	60,855,579	$60,856	$6,406,606	$(24,200)	$(5,047,383)	$173,702	$1,569,581

Balances at January 1, 2022	60,855,579	$60,856	$6,406,606	$(24,200)	$(5,106,642)	$173,702	$1,510,322

Stock Options issued for Services	-	-	158,341	-	-	-	158,341
Net income(loss)	-	-	-	-	(1,263,799)	-	(1,263,799)
Balances at September 30, 2022	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,370,441)	$173,702	$404,864

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

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions disrupted economic activity in Thunder Mountain Gold's business related to raising capital. As of September 30, 2022, the disruption did not materially impact the Company' financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact could be significantly greater in future periods.

The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Options Agreement. As of September 30, 2022, there were no material adverse impacts to the Company's BeMetals Options Agreement due to COVID-19.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At September 30, 2022, the Company has one financial asset, investment in equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange. The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management's estimate of amounts expected to be incurred when the remediation work is performed. At September 30, 2022 and December 31, 2021, the Company had accrued $65,000 on its consolidated balance sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

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

  Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings (loss) per share calculations. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion to common shares, except where their inclusion would be anti-dilutive. For the three-month and nine month periods ended September 30, 2022 and September 30, 2021 Outstanding common stock equivalents were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for the period.

2. Mineral Interest Commitments

The Company has two lease arrangements with landowners that own land parcels adjacent to the Company's South Mountain patented and unpatented mining claims. The leases were originally for a seven-year period, with annual payments of $20 per acre. The leases were renewed for an additional 10 years at $30 per acre paid annually; committed payments as of September 30, 2022, are listed in the table below. The leases have no work requirements.

Annual Payment
Acree Lease (June)	$3,390
Lowry Lease (October)	11,280
Total	$14,670

The Company has 26 unpatented claims (533 acres) in the Trout Creek area and 21 unpatented claims in the South Mountain area.

The claim fees are paid on these unpatented claims annually as follows:

Target Area	2022
Trout Creek -State of Nevada	$4,290
Trout Creek -Lander County, Nevada	324
South Mountain-State of Idaho	3,465
Total	$8,079

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

BeMetals Management Service Income

Concurrent with the BeMetals Option Agreement, BMET USA and SMMI entered a management contract whereby BeMetals will pay $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $225,000 was recognized for the nine months ended September 30, 2022, and 2021, respectively. Management Service income for the three months ended September 30, 2022, and 2021 was $75,000, respectively.

Advance from BeMetals

BeMetals provides funding to SMMI for ongoing project expenses, including office lease payments. Under the terms of the Option Agreement, SMMI's management provides BeMetals a request for funds monthly to cover the upcoming month's expenses. At September 30, 2022, and December 31, 2021, advances received from BeMetals that have not yet been spent totaled $82,420 and $36,187, respectively.

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

The fair value of the Company's shares in BeMetals is $669,624 at September 30, 2022, compared to the fair value of the investment of $1,520,684 at December 31, 2021. For the three months and nine months ended September 30, 2022, the Company had an unrealized loss of $230,072 and $851,060, respectability.

5. Property and Equipment

The Company's property and equipment are as follows:

	September 30	December 31,
	2022	2021
Vehicles	$22,441	$22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(181,722)	(180,500)
	883	2,105
Land	280,333	280,333
Total Property and Equipment	$281,216	$282,438

6. Related Notes

Board of Directors Compensation

On March 16, 2022, the Company's Compensation Committee recommended that the Company's Board of Directors receive nominal compensation for their service. The Company's Board of Directors passed the resolution for Board members compensation on March 21, 2022. During the nine-month period ended September 30, 2022, the total amount of cash compensation paid to the Board of Directors was $16,550. Board of Directors Compensation for the three months ended September 30, 2022 was $2,900.

Notes Payable

Mr. Jones is the Company's President and Chief Executive Officer on September 30, 2022 Mr. Jones had a note payable balance of $28,768. On August 21, 2022 Mr. Jones received payment of accrued interest of $38,000. Mr. Jones had accrued interest payable balance on September 30, 2022 and December 31, 2021 of $9,698 and $47,698, respectfully. The note, as amended, stopped accruing monthly interest on January 1, 2021.

James Collord, the Company's Vice President and Chief Operating Officer was paid $40,000, paying off the principal of the note payable balance of $39,808 as well as $192 of accrued interest ending December 31, 2021. During the nine months ended September 30, 2022, Mr. Collord received a payment of accrued interest of $22,479, and had accrued interest payable balance at September 30, 2022 and December 31, 2021 of $10,000 and $32,479, respectfully.

Deferred Officer Compensation

Three of the Company's officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at September 30, 2022 and December 31, 2021 represent the balances deferred prior to the BeMetals agreement and are as follows: Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500, for a total of $1,041,500.

Accrued Related Party Liability

During 2015 to 2018 he Company engaged Baird Hanson LLP ("Baird"), a company owned by one of the Company's former directors, to provide legal services. The Company's director Joseph Baird retired from the Board of Directors of Thunder Mountain Gold, Inc., and from all other positions or offices with the Company effective April 11, 2022. Baird received $15,000 in payments during the nine months ended September 30, 2022. At September 30, 2022 and December 31, 2021, the balance due to Baird for prior years' legal services was $151,685 and $166,685, respectfully.

On May 10, 2022, the Company agreed to facilitate the sale of 1,000,000 shares of the Company's common stock held by Joseph Baird, one of the Company's former directors and a shareholder. In anticipation of the sale, the Company received $10,000 for the sale of shares that had not yet transferred to the purchasers. The Company held funds in prepaid expense, deposits and other assets with a corresponding liability due to Mr. Baird of $10,000 classified in accounts payable and other accrued liabilities on its consolidated balance sheet at September 30, 2022.

7.     Stockholders' Equity

The Company's common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.

On July 19, 2021, the Company issued 710,000 common shares because of stock options exercised by Company officers and certain Directors. The options entitled the holder to receive one share of the Company's common stock at an exercise price of $0.10 per share. The Company received net cash proceeds from the option exercise of $71,000 in exchange for 355,352 common shares and issued an additional 354,648 common shares to settle advanced funds, accrued wages, and accrued interest to officers of $35,466.

8. Stock Options

The Company has a Stock Incentive Plan (the "SIP") that provides for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock awards, and incentive awards to eligible individuals including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction. On July 12, 2022, the Company's shareholders, at their Annual Meeting, ratified and reapproved the Stock Option Plan.

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

On July 19, 2021, the Company's President and Chief Executive Officer, Eric Jones, exercised stock options representing 200,000 shares of common stock for total consideration of $20,000. This payment was noncash representing $7,146 from the accounts payable and $12,854 net of accrued wages. James Collord, the Company's Vice President and Chief Operating Officer exercised stock options in the amount of $10,000 representing 100,000 shares of common stock Mr. Collord exercised stock options, using $8,163 of accrued interest plus $2,500 in accrued wages, net of $663 in related taxes, to cover the option exercise price of $10,000. Additionally, Larry Thackery, the Company's CFO, exercised stock options for 160,000 shares of common stock for $16,000 with $10,535 in cash, and $5,917 in accrued wages, net of $453 in related taxes. Board Members, Ralph Noyes, and Doug Glaspey exercised stock options of 150,000 and 100,000 shares of common stock, respectively. This transaction was a cash transaction of $15,000 for Ralph Noyes, and $10,000 for Doug Glaspey for a total of $25,000 in cash.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

March 21, 2022
Stock price	$0.088
Exercise price	$0.09
Expected volatility	188.9%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	2.39%

During the nine months ended September 30, 2022, 400,000 options expired.

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2020	5,705,000	$0.10
Exercised	(710,000)	0.10
Expired	(1,640,000)	0.10
Outstanding and exercisable at December 31, 2021	3,355,000	$0.10
Granted	1,820,000	0.09
Expired	(400,000)	0.09
Outstanding and exercisable at September 30, 2022	4,775,000	$0.093

The average remaining contractual term of the options outstanding and exercisable at September 30, 2022 was 2.97 years. At September 30, 2022, options outstanding and exercisable had no aggregate intrinsic value based on the Company's stock price of $0.07 at September 30, 2022.

9.   Leases

The Company renewed its office operating lease on February 1, 2022, for 12 months, and does not anticipate the lease will be more than 12 months as of September 30, 2022. Since the remaining lease term is one year or less the Company did not recognize a right to use asset and a related lease liability on the balance sheet for the lease renewal. For the nine months ended September 30, 2022, the Company paid $13,050 in lease payments, which was reimbursed by BeMetals under the terms of the Option Agreement.

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

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings, and certain business operations. These restrictions disrupted economic activity in the Company's business related to raising capital. As of September 30, 2022, the disruption did not materially impact the Company's financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to the BeMetals Option Agreement could be significantly greater in future periods.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the Company`s Option Agreement with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. ("SMMI") from the Company. The term of the agreement is for two years starting June 10, 2019, with an option to extend an additional year, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company's common stock. In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments. The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of September 30, 2022.

COVID-19 Additional Precautions

Thunder Mountain Gold Inc. has also taken steps to mitigate the potential risks to employees and suppliers posed by the spread of COVID-19. The Company has taken extra precautions for employees who work under the terms of the BeMetals Option Agreement and have implemented work from home policies where appropriate.

As of September 30, 2022, there has been no material adverse impact to the BeMetals Operation Agreement. Management will continue to review and modify plans as conditions change. Despite efforts to manage these impacts to the Company, the ultimate impact of COVID-19 also depends on factors beyond management's knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, management cannot estimate the potential future impact to financial position, results of operations and cash flows, but the impacts could be material.

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

On February 27, 2019, the Company entered into an Option Agreement, (the "BeMetals Option Agreement") with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. ("SMMI") from Thunder Mountain Resources, Inc. ("TMRI"), both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a PEA completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires BeMetals to issue 10,000,000 shares of BMET stock to the Company, and cash payments to the Company of $1,350,000: $1,100,000 in cash and $250,000 in exchange for shares of the Company's common stock. Through September 30, 2022, cash proceeds of $1,100,000 and $250,000 in exchange for shares of the Company's common stock have been received. In the event BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

The Company's plan of operation through the end of the 2022 calendar year will be supporting BeMetals Corp. during their option period and aiding in the exploration and advancement of the project.

On September 5, 2022 Crone Geophysics based in Toronto, Canada initiated a time domain pulse electromagnetic (PEM) survey began over a portion of the South Mountain Mines property for BeMetals Corp. The objective of the survey is to delineate massive sulfide mineralization within a marble unit bounded by Paleozoic schists. Historic mining on the area was conducted on massive sulfide mineralization associated hosted by the Laxey marble within the survey area. Bowes (1985) describes the sulfide bodies as pipe-like dipping to the southwest at 40-50° and raking 50°. The survey is expected to be completed by November 7, 2022.

In addition to the PEM survey, property scale topography, geology and ground magnetics will be included to provide supporting data for the interpretation. The digital products include raw data, intermediate processed products, and final products in several data formats.

South Mountain Project, Owyhee County, Idaho

South Mountain is a polymetallic, carbonate replacement style deposit (CRD) in the pre-development stage focused on high-grade zinc, silver, gold, copper and lead. It is located approximately 70 miles southwest of Boise, Idaho (see Figure 2). The Project was intermittently mined from the late 1800s to the late 1960s and its existing underground workings remain intact and well maintained. Historic production at the Project has largely come from high-grade massive sulfide bodies that remain open at depth and along strike. According to historical smelter records, approximately 53,642 tons of mineralized material has been mined to date. These records also indicate average grades; 14.5% Zn, 11.63 opt Ag, 0.063 opt Au, 2.4% Pb, and 1.4% Cu were mined.

Thunder Mountain Gold Inc. purchased and advanced the Project from 2007 through 2019 investing approximately US$12M during that period. The current mineral resource estimate of the deposit is detailed in Table 3 below. The Project is largely on and surrounded by private surface land, and as such, the permitting and environmental aspects of the Project are expected to be straightforward. Permits are currently in place for underground and surface exploration and development activities.

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

PROJECT HIGHLIGHTS - SOUTH MOUNTAIN PROJECT

In October of 2022, BeMetals Corp. completed a ground electromagnetic (EM) Loop geophysical survey at the South Mountain Project. This geophysical survey covers a broad area at the Project, with the goal of identifying additional drill targets at depth within, and outside of the main mine area. Results of the survey are forthcoming.

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

Results of Operations:

For the nine months ended September 30, 2022, the Company recorded a net loss of $1,263,799 compared to net loss of $512,537 for the same period ended September 30, 2021. The increased net loss for the nine months ended September 30, 2022, compared to the previous year's comparable period is primarily due to a decrease in revenue as a result of recognized revenue of $500,000 on the sale of mineral interest in the nine months ended September 30, 2021, as part of BeMetals Option Agreement. Also contributing to the larger loss during 2022 are Legal and accounting costs that increased from $37,635 to $106,329, an increase of 55%, management and administrative expense increased by $186,372. Partially offsetting the effect of these items in 2022 was the fact the Company had unrealized loss of $851,060 recognized on the Company's investment in BeMetals, for the nine months ended September 30, 2022, compared to the same period unrealized loss of $913,942 for the nine months ended September 30, 2021.

Three-month period comparisons

Total revenue for the three-month periods ended September 30, 2022, and 2021 was $75,000, and $325,000, respectively. Management services income from the Be Metals contract totaled $75,000 for both quarters. The company reported a gain of $250,000 on the sale of mineral interest for the three months ended September 30, 2021 pursuant to the BeMetals agreement. Total operating expenses for the three months ending September 30, 2022, of $143,912 increased from the same respective time period in 2021 by $7,422 or 5%. Legal and Accounting expense increased by $7,050 or 50% to $21,237 compared to $14,187 for the same period last year. Exploration, Management and administrative and depreciation expense remained consistent with the prior year.

Nine-month period comparisons

Total revenues for the nine-month period September 30, 2022 decreased $500,000, or 69%, to $225,000 compared with $725,000 in the same period last year, While management service income remained consistent at $225,000 for both years, the gain on mineral interest decreased to $500,000 as a result of payments receive pursuant to the terms of the Be Metals option agreement. Total operating expenses for the nine months ending September 30, 2022 of $638,331 increased from the same respective time period in 2021 by $213,667 or 50%. Exploration expenses remained consistent with the prior year while legal and accounting expenses increased. Management and administrative expense increased by $186,372 or 55% principally due to stock compensation of $158,341 for stock options issued to our officers and directors on March 21, 2022. There were no stock options issued during the nine months ended September 30, 2021.

The consolidated financial statements for the nine-months ended September 30, 2022 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements as of September 30, 2022, we have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

Liquidity and Capital Resources:

The consolidated financial statements for the year ended September 30, 2022 have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the three-month period ended September 30, 2022, we have sufficient cash reserves to cover normal operating expenditures for the following 12 months.

The liquidity of the Company was enhanced on February 27, 2019 when the Company entered the BeMetals Option Agreement with BeMetals Corp., and BMET USA, a wholly owned subsidiary of BeMetals. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of SMMI from TMRI, both wholly owned subsidiaries of the Company. The term of the agreement is for two years with BeMetals completing a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company's common stock. Through September 30, 2022, cash proceeds of $1,100,000 and $250,000 in exchange for shares of the Company's common stock have been received. BeMetals also agreed to pay the Company $25,000 per month for management services. In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments.

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

  On October 19, 2022, we had $717,102 cash in our bank accounts.
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

For the nine-month period ended September 30, 2022 the Company reported a net cash decrease of $315,802, compared to a net cash increase of $946,420 for the same period in 2021. The Company reported net cash used by operating activities of $277,802 compared to cash used by operating activities of $198,863 for the same period in 2021. The Company did not have any cash provided or used by investing for the period ended September 30, 2022 compared to cash provided by investing activities of $1,149,557 for the same period in 2021. In 2021 the Company received cash from investing activities of $500,000 from the sale of mineral interests for Tranche 5 and 6 payment, pursuant to the BeMetals Option Agreement, and $649,557 proceeds from sale of 2,000,000 shares of BeMetals common shares. The Company reported cash used in financing activities of $38,000 and $4,274 for the period ended September 30, 2022 and 2021, respectively, related to the repayment of related party notes payable to officer and directors of the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The effects of the continued outbreak of COVID-19 and related government responses could have disruptions to the Company`s Option Agreement with BeMetals Corp. Under the terms of the BeMetals Option Agreement, BMET USA will be entitled to purchase 100% of the issued and outstanding shares of South Mountain Mines, Inc. ("SMMI") from the Company. The term of the agreement is for two years starting June 10, 2019, with an option to extend an additional year, with BeMetals conducting a preliminary economic assessment ("PEA") completed by a mutually agreed third-party engineering firm. Over its term, this agreement requires cash payments to the Company of $1,350,000; $1,100,000 in cash and $250,000 in exchange for shares of the Company's common stock. In the event that BeMetals decides not to proceed with the South Mountain Project, BeMetals will not be obligated to make any additional payments. The COVID-19 outbreak could have a variety of adverse impacts to the Company, including their ability to continue operations of their exploration under the BeMetals Operation Agreement. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of September 30, 2022.

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

During the nine-month period ended September 30, 2022, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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
Date: November 14,2022

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By	/s/ Larry Thackery
Larry Thackery
Chief Financial Officer
Date: November 14, 2022