Form 10-K
period 2022-12-31
THUNDER MOUNTAIN GOLD INC
filed 2023-03-27
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter: $3,488,185 as of June 30, 2022.

The number of shares of the Registrant's Common Stock outstanding as of March 10, 2023, was 60,855,579.

THUNDER MOUNTAIN GOLD, INC.

Form 10-K

December 31, 2022

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

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes ("Notes") thereto for the fiscal year ended December 31, 2022.  The following statements may be forward looking in nature and actual results may differ materially.

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

BeMetals Option Agreement:

On December 30, 2022, Thunder Mountain Gold, Inc. by and through its subsidiaries Thunder Mountain Resources, Inc., a Nevada Corporation, and South Mountain Mines, Inc., an Idaho Corporation ("SMMI") (collectively the "Company", "THMG", or "We", "Our" or "Us") agreed to terminate the Option Agreement, (the "BeMetals Option Agreement") with BeMetals Corporation, a British Columbia corporation, and BeMetals USA Corporation, a Delaware corporation ("BeMetals BMET").

The "BeMetals Option Agreement was entered into on February 27, 2019, the original terms of the Option Agreement, BeMetals provided the funding to SMMI for project expenses including Management Services Income. The issuance of 10 million common shares of BMET USA to TMRI had a fair value of $1,883,875, and the Company received cash payments of $1,350,000: $1,100,000 in cash and $250,000 in exchange for shares of the Company's common stock.

Also, according to the terms of the original agreement BMET USA and SMMI entered a management contract whereby BeMetals paid $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $ 300,000 was recognized for the year ended December 31, 2022, and 2021, respectively. Management Service income for the three months ended December 31, 2022, and 2021 was $75,000, respectively.

BeMetals provided funding to SMMI for project expenses, including office lease payments, and other related expenses under the terms of the Option Agreement. On December 31, 2020, and December 31, 2019, capital investment into South Mountain Mines from BeMetals was $1,732,027 and $1,461,173, respectively. For the years ended December 31, 2022, and 2021 BeMetals spent $855,457 and $1,472,076, respectively on exploration of the South Mountain Mines property. Total BeMetals investment into South Mountain mines project ended December 31, 2022, is summarized in the following table.

BeMetals Capital Investment Ended December 31, 2022
Description	Amount
BeMetals SMMI project funding (Since 2019)	5,520,733
The Tranche 2 Shares Value BMET shares	1,883,875
Purchase of Thunder Mountain Gold common stock shares	250,000
Tranche Cash Payments by BMET USA	1,100,000
Total aggregate value	$8,754,608

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

ITEM 1A - RISK FACTORS

COVID-19

Thunder Mountain Gold, Inc.  is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the future impact of the COVID-19 pandemic on Thunder Mountain Gold's business is uncertain and difficult to predict. The rapid spread of the outbreak caused significant disruptions in the U.S. and global economies and capital markets during 2020, and the impact is expected to continue to be significant during 2022. Such economic disruptions could have a material adverse effect on Thunder Mountain Gold business due to the negative financial impact.

The severity of the impact of the COVID-19 pandemic, and related government responses could have disruptions on governmental regulations, employees, suppliers, and third party service providers. The COVID-19 outbreak could have a variety of adverse impacts to the commodity prices and commodity markets, as it relates to mineral reserve and mineral resource estimates. Including the Company's ability to continue their exploration on the South Mountain project. As of December 31, 2022, there were no material adverse impacts to the Company's' operations due to COVID-19.

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

We have limited income and resources.

The Company`s ability to continue as a going concern is no longer just dependent on equity capital raises and borrowings.  On December 31, 2022 the Company had cash and cash equivalents of $682,718. In 2019 in connection with the BeMetals Option Agreement (see Note 3), the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875. On December 31, 2022, the fair value of the remaining 8 million shares held by the Company is $738,612, and these shares are unrestricted. The Company does have the option of selling these shares to raise additional cash.

The Company continues to have the ability to raise capital to fund its future exploration and working capital requirements. The Company's plans for the long-term continuation as a going concern may include financing the Company's future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. There is no guarantee that funds would be available from either of these sources.  If we are unsuccessful in raising additional funds, we will not be able to develop our properties and will be forced to liquidate assets.

We have no proven reserves.

We have no proven reserves at any of our properties. We only have measured, indicated, and inferred, along with assay samples at South Mountain; and assay samples at some of our other exploration properties.

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

Our business is subject to extensive federal, state and local laws and regulations governing mining exploration development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. New legislation and regulations may be adopted at any time that results in additional operating expense, capital expenditure or restrictions and delays in the exploration, mining, production or development of our properties.

The Company has accrued $81,250 Accrued Reclamation costs regarding the South Mountain Mine project. Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Once we undertake any trenching or drilling activities, a reclamation bond and a permit will be required under applicable laws. Currently, we have no obligations for financial assurances of any kind, and are unable to undertake any trenching, drilling, or development on any of our properties until we obtain financial assurances pursuant to applicable regulations to cover potential liabilities.

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

The Company own 100% of the outstanding stock of Thunder Mountain Resources, Inc., a Nevada Corporation. Thunder Mountain Resources, Inc. owns 100% of the outstanding stock of South Mountain Mines, Inc. (SMMI), an Idaho Corporation., Thunder Mountain Resources, Inc. completed the direct purchase of 100% ownership of South Mountain Mines, Inc. on September 27, 2007, which consisted of 17 patented mining claims (approximately 327 acres) located in Owyhee County in southwestern Idaho. After the purchase, Thunder Mountain Resources staked 21 unpatented lode mining claims and obtained mineral leases on 545 acres of adjoining private ranch land.

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

On December 30, 2022, Thunder Mountain Gold, Inc. by and through its subsidiaries Thunder Mountain Resources, Inc., a Nevada Corporation, and South Mountain Mines, Inc., an Idaho Corporation ("SMMI") (collectively the "Company", "THMG", or "We", "Our" or "Us") agreed to terminate the Option Agreement, (the "BeMetals Option Agreement") with BeMetals Corporation, a British Columbia corporation, and BeMetals USA Corporation, a Delaware corporation ("BeMetals BMET").

2022 PROJECT HIGHLIGHTS - SOUTH MOUNTAIN PROJECT

On September 5, 2022, Crone Geophysics based in Toronto, Canada initiated a time domain pulse electromagnetic (PEM) survey over a portion of the South Mountain Mines. The objective of the survey is to delineate massive sulfide mineralization within a marble unit bounded by Paleozoic schists. Historic mining on the area was conducted on massive sulfide mineralization associated hosted by the Laxey  marble within the survey area. Bowes (1985) describes the sulfide bodies as pipe-like dipping to the southwest at 40-50° and raking 50°. The survey was completed on November 7, 2022. In addition to the PEM survey, property scale topography, geology and ground magnetics will be included to provide supporting data for the interpretation. The digital products include raw data, intermediate processed products, and final products in several data formats.

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

Qualified Person - The technical information in this Form 10K has been reviewed and approved by Larry D. Kornze, (Retired), Director of Thunder Mountain Gold Inc., and a "Qualified Person" as defined by National Instrument 43-101 standards.

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

Employees

The Company employs three full-time officers.  As part of the BeMetals agreement, the Company allowed these officers to work on the South Mountain Project on a consulting arrangement with BeMetals. It is anticipated that the employees will continue their work with the Company.

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

During the years ended December 31, 2022 and 2021, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Holders:

As of December 31, 2022, there were approximately 1,272 shareholders of record of the Company's common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Transfer Agent:

Our independent stock transfer agent in the United States is Computershare Shareholder Services, located at 8742 Lucent Blvd., Suite 225, Highlands Ranch, CO 80129. In Canada, our Agent is Computershare, TORU - Toronto, University Ave, 100 University Ave, 8th Floor, Toronto, ON M5J 2Y1, CANADA

Dividends:

No dividends were paid by the Registrant in 2022 or 2021, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

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

The SIP also has terms and limitations, including without limitation that the exercise price for stock options and stock appreciation rights granted under the SIP must equal the stock's fair market value, based on the closing price per share of common stock, at the time the stock option or stock appreciation right is granted. The SIP is also subject to other limitations including; a limited exception for certain stock options assumed in corporate transactions; stock options and stock appreciation rights granted under the SIP may not be "re-priced" without shareholder approval; stock-based awards under the SIP are subject to either three-year or one-year minimum vesting requirements, subject to exceptions for death, disability or termination of employment of an employee or upon a change of control; and shareholder approval is required for certain types of amendments to the SIP.

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

The Company continued advancement of the South Mountain Project in 2022 with BeMetals Corp. - Vancouver B.C. (TSX-V: BMET) - under an option agreement to complete the pre-development work and produce a preliminary economic analysis (PEA).  On December 30, 2022, Thunder Mountain Gold, Inc. by and through its subsidiaries Thunder Mountain Resources, Inc., a Nevada Corporation, and South Mountain Mines, Inc., an Idaho Corporation ("SMMI") (collectively the "Company", "THMG", or "We", "Our" or "Us") agreed to terminate the Option Agreement, (the "BeMetals Option Agreement") with BeMetals Corporation, a British Columbia corporation, and BeMetals USA Corporation, a Delaware corporation ("BeMetals BMET"). The Company's management has immediately commenced marketing the South Mountain Project to other groups that have expressed an interest. The Company's plan of operation for the next twelve months is to complete the South Mountain PEA  on schedule and within budget.

Results of Operations:

In 2022, the Company recorded a net loss of $1,244,739, or $0.02 per share compared to a net loss of $571,796, or $0.01 per share for the same period of 2021.  The increase in net loss was driven by a decreased  of $500,000 in gain on mineral interests as a result of payments received pursuant to the terms of the BeMetals option agreement, for the year ending December 31, 2021. The Company also experienced an increase in legal and accounting expenses of $28,408 as well as an increase in management and administrative expenses of $201,862. The decrease in gain on mineral interest and increase in expenses was offset by a decrease in unrealized loss on investment recognized on the BeMetals stock when compared to the prior year.

Fourth Quarter comparisons

Total revenue for the quarter ending December 31, 2022 and 2021 was $75,000 in management services income. Total operating expenses for the three months ending December 31, 2022 of $107,939 increased from the same respective time period in 2021 by $5,619 or 5%. Legal and accounting costs decreased in three-month period ended December 31, 2022 compared to 2021 by $9,227 for a total of $7,388 compared to $16,615 for the same period last year.  Management and administrative expense increased by $15,490 or 18% to $103,374, this increase relates to a $12,802 refund received from our workers compensation insurer in November of 2021.  Depreciation expense remained consistent with the prior year.

Year end comparisons December 31,2022 vs 2021

Total revenues for the year ended December 31, 2022 decreased $500,000, or 63%, to $300,000 compared with $800,000 in the same period last year, While management service income remained consistent at $300,000 for both years, the gain on mineral interest decreased by $500,000 as a result of payments receive in 2021 pursuant to the terms of the Be Metals option agreement. The was no provision for additional or similar payments under the Option Agreement for 2022.

Total operating expenses for the period ending December 31, 2022 of $746,270 increased from the year ending December 31, 2021 by $219,288 or 42%. Exploration expenses decreased by $9,686 by 98% to $156 compared with $9,842 for the same period last year. This decrease is the result of expenditures related to Trout Creek and other potential mining projects.  Legal and accounting costs increased $28,408 to $113,717, an increase of 33%, compared with $85,309 in the prior year. Management and administrative expenses increased by $201,862 or 47% principally due to stock compensation of $158,341, for stock options issued to our officers and director, on March 21, 2022, and Board of Directors compensation of $22,200.  The Company did not recognize any stock compensation of in the year ending December 31, 2022. Depreciation expense continued to decrease as the Company's fixed assets are almost all fully depreciated.

Liquidity and Capital Resources:

The consolidated financial statements for the year ended December 31, 2022 have been prepared under the assumption that we will continue as a going concern. Such an assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended December 31, 2022, we have cash reserves and available for sale securities sufficient to cover normal operating expenditures for the following 12 months.

On December 30, 2022, Thunder Mountain Gold, Inc. by and through its subsidiaries Thunder Mountain Resources, Inc., a Nevada Corporation, and South Mountain Mines, Inc., an Idaho Corporation ("SMMI") (collectively the "Company", "THMG", or "We", "Our" or "Us") agreed to terminate an Option Agreement, (the "BeMetals Option Agreement") with BeMetals Corporation, a British Columbia corporation, and BeMetals USA Corporation, a Delaware corporation ("BeMetals BMET").

The "BeMetals Option Agreement was entered into on February 27, 2019, the original terms of the Option Agreement, BeMetals provided the funding to SMMI for project expenses including Management Services Income. The Company has 8 million common shares of BMET USA with a market value of $738,612, and the Company had cash and cash equivalents of $682,718 for the year ending December 31, 2022.

On July 19, 2021, management and certain Directors exercised options for 710,000 common shares at a price of $0.10 per share for total proceeds of $71,000 of which $35,534 was for cash and a $35,466 reduction in current liabilities related to advances from related parties for funds advanced by management and foregone wages.

On May 4, 2021, the Company sold 2,000,000 shares held in BeMetals Corp. for US $649,557 ($CAD 800,000). The shares of common stock were sold through Canaccord Genuity at a price of US $0.325 ($CAD 0.40).  This sale meets the requirements under the terms of the BeMetals Option Agreement. The Company record a realized gain of $92,685, on the sale of BeMetals shares (see Footnote 4).

The liquidity of the Company's additional sources of cash, or relief of demand for cash, includes additional external debt, the sale of shares of our stock, or alternative methods such as mergers or sale of our assets. The Company received 10,000,000 shares of BeMetals Corp. common stock in connection with the BeMetals Option Agreement. On May 17, 2021, the Company received US $649,557 from the sale of 2,000,000 shares of BeMetals common stock in an arranged transaction through Canaccord Genuity at a price of US $0.325 ($CAD 0.40) per share.  Currently, there remains 8 million shares of BeMetals common stock being held at Canaccord Genuity that are available for sale.

Based upon current plans, Thunder Mountain Gold management is confident that the Company will have the financial strength and opportunities to meet its financial obligations for the next 12 months.  Factors considered in substantiating this conclusion include:

  On December 31, 2022, the Company had cash and cash equivalents of $682,718.
  The Company has 8 million common shares of BMET USA with a market value of $738,612, on December 31, 2022.
  The ability to raise additional equity capital based upon the results of the exploration and development conducted by BeMetals.

While there is much work to do, it is important to note, with the termination of BeMetals South Mountain Option Agreement. The Company's management has immediately commenced marketing the South Mountain Project to other groups that have expressed an interest.

We believe we have the ability to continue as a going concern, even though our total accumulated deficit of $6,351,381 as of December 31, 2022.  Our plans for the long-term continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties. The Company does have the option of selling BeMetals common stock shares.  If we are not successful with our plans, equity holders could then lose all or a substantial portion of their investment.

At December 31, 2022, we have current assets of $1,441,443.  For the year ended December 31, 2022, net cash used for operating activities was $402,136.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough cash to complete our exploration programs, we will make every effort to raise additional funds from public offerings, sale of liquid stock or loans.

  On March 6, 2023, we had $555,381 cash in our bank accounts.
  We do not include in this consideration any option payments mentioned below.
  Management is committed to managing expenses of all types to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.
  The Company will also consider other sources of funding, including potential mergers, the sale of all or part of the Company`s BeMetals Corp. (TSX-V: BMET) common shares beneficially held, and/or additional farm-out of its other exploration property.

For the year ended December 31, 2022, the Company reports net cash used by operating activities of $402,136 compared to cash used by operating activities of $257,816 in 2021.  During the year ended December 31, 2022, net cash used by financing activities was $71,768, which included $66,768 in payments on related notes payables, and $5,000 to non-controlling interest. The Company reported a net cash decrease of $473,904 for the year ended December 31, 2022, compared to a net cash increase of $882,467 for the same period in 2021.

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

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years
Acree Lease (yearly, June)(1)	$3,390	$3,390	-	-	$ -
Lowry Lease (yearly, October)(1)(2)	$11,280	$11,280	-	-	$ -
OGT LLC(3)	$15,000	$5,000	$10,000	-	$ -
Total	$29,670	$19,670	$10,000	-	$ -

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Thunder Mountain Gold, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern- Refer to Note 1 to the Consolidated Financial Statements

The financial statements for the years under audit have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On December 30, 2022, the Company agreed to terminate an option agreement with BeMetals Corporation (“BeMetals”). We have identified Going Concern as a critical audit matter because the termination of the option agreement leaves the Company without recurring management fee revenue or operations funding, resulting in a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the Company’s assessment of Going Concern.

How the Critical Audit Matter Was Addressed in the Audit

  We reviewed the Company’s forecast of revenues, operating expenses, and uses and sources of cash in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the date the consolidated financial statements are issued.
  We assessed availability of cash on hand and other current assets, specifically the Company’s holdings of BeMetals Corp. securities, that could be utilized or liquidated to fund the Company’s operating expenses for the twelve-month period forecasted.
  We obtained a written representation form management concerning their assessment of Going Concern

/s/Assure CPA LLC

We have served as the Company’s auditor since 2005.

Spokane, Washington

Firm ID is 444

March 27, 2023

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets
	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$682,718	$1,156,622
Investment in BeMetals, at fair value (Note 4)	738,612	1,520,684
Prepaid expenses and other assets	20,113	18,390
Total current assets	1,441,443	2,695,696
Property and Equipment:
Land	280,333	280,333
Equipment, net of accumulated depreciation of $182,053 and $180,500, respectively	552	2,105
Total property and equipment	280,885	282,438
Total assets	$1,722,328	$2,978,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$27,599	$11,495
Accrued related party liability (Note 6)	146,685	166,685
Accrued interest payable to related parties (Note 6)	-	80,177
Advance from BeMetals (Note 3)	5,433	36,187
Deferred compensation (Note 6)	1,041,500	1,041,500
Related parties notes payable (Note 6)	-	66,768
Total current liabilities	1,221,217	1,402,812

Accrued reclamation costs	81,250	65,000
Total liabilities	1,302,467	1,467,812

Commitments and Contingencies (Notes 1, 2 and 3)	-	-

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,855,579 shares issued and outstanding, respectively	60,856	60,856
Additional paid-in capital	6,564,947	6,406,606
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(6,351,381)	(5,106,642)
Total Thunder Mountain Gold, Inc stockholders' equity	250,222	1,336,620
Noncontrolling interest in Owyhee Gold Trust (Note 3)	169,639	173,702
Total stockholders' equity	419,861	1,510,322
Total liabilities and stockholders' equity	$1,722,328	$2,978,134

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021

Revenues:
Gain on mineral interest (Note 3)	$-	$500,000
Management service income	300,000	300,000
Total revenues	300,000	800,000

Operating expenses:
Exploration	156	9,842
Legal and accounting	113,717	85,309
Management and administrative	630,844	428,982
Depreciation	1,553	2,849
Total operating expenses	746,270	526,982

Net operating income (loss)	(446,270)	273,018

Other income (expense):
Interest expense, related parties	-	(634)
Unrealized gain (loss) on investment	(782,072)	(941,079)
Reclamation Expense	(16,250)	-
Gain on sale of investment	-	92,685
Other	790	9,214
Total other (expense)	(797,532)	(839,814)
Net (loss)	(1,243,802)	(566,796)
Net income - noncontrolling interest in Owyhee Gold Trust	937	5,000
Net (loss) - Thunder Mountain Gold, Inc.	$(1,244,739)	$(571,796)

Net (loss) per common share-basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding-basic	60,855,579	60,384,839

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss)	$(1,243,802)	$(566,796)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation	1,553	2,849
Stock based compensation	158,341	-
Accrued reclamation costs	16,250	-
Gain on mineral interest	-	(500,000)
Unrealized (gain) loss on investment	782,072	941,079
Gain on sale of investment	-	(92,685)
Change in:
Prepaid expenses and other assets	(1,723)	1,738
Accounts payable and other accrued liabilities	16,104	(13,449)
Accrued related party liability	(20,000)	(20,000)
Accrued interest payable to related parties	(80,177)	(8,355)
Advance from BeMetals	(30,754)	(2,197)
Net cash used by operating activities	(402,136)	(257,816)

Cash flows from investing activities:
Proceeds from sale of investment	-	649,557
Proceeds from mineral interest (Note 3)	-	500,000
Net cash provided by investing activities	-	1,149,557

Cash flows from financing activities:
Proceeds from exercise of options	-	35,534

Payments on related parties notes payable	(66,768)	(39,808)
Distribution to noncontrolling interest	(5,000)	(5,000)
Net cash (used) by financing activities	(71,768)	(9,274)

Net increase in cash and cash equivalents	(473,904)	882,467
Cash and cash equivalents, beginning of year	1,156,622	274,155
Cash and cash equivalents, end of year	$682,718	$1,156,622

Noncash financing and investing activities:
Shares issued for settlement of option exercise with accrued interest and wages (Note 9)	$-	$35,466

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Consolidated Statements of Changes in Stockholders' Equity

For the years ended December 31, 2022 and 2021

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non- Controlling Interest in OGT	Total
	Shares	Amount

Balances at December 31, 2020	60,145,579	60,146	6,336,316	(24,200)	(4,534,846)	173,702	2,011,118

Stock Options exercised	710,000	710	70,290	-	-	-	71,000
Distribution to noncontrolling interest	-	-	-	-	-	(5,000)	(5,000)
Net income/(loss)	-	-	-	-	(571,796)	5,000	(566,796)
Balances at December 31, 2021	60,855,579	$60,856	$6,406,606	$(24,200)	$(5,106,642)	$173,702	$1,510,322

Stock Based Compensation	-	-	158,341	-	-	-	158,341
Distribution to noncontrolling interest	-	-	-	-	-	(5,000)	(5,000)
Net income/(loss)	-	-	-	-	(1,244,739)	937	(1,243,802)

Balances at December 31, 2022	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,351,381)	$169,639	$419,861

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

On December 30, 2022, Thunder Mountain Gold, Inc. by and through its subsidiaries Thunder Mountain Resources, Inc., a Nevada Corporation, and South Mountain Mines, Inc., an Idaho Corporation ("SMMI") (collectively the "Company", "THMG", or "We", "Our" or "Us") agreed to terminate an Option Agreement, (the "BeMetals Option Agreement") with BeMetals Corporation, a British Columbia corporation, and BeMetals USA Corporation, a Delaware corporation ("BeMetals BMET").

The "BeMetals Option Agreement was entered into on February 27, 2019, the original terms of the Option Agreement, BeMetals provided the funding to SMMI for project expenses including Management Services Income. The Company has 8 million common shares of BMET USA with a market value of $738,612, and the Company had cash and cash equivalents of $682,718 for the year ending December 31,2022.

See Note 3 for further information.

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has historically incurred losses, however, the Company has cash reserves and available for sale securities sufficient to cover normal operating expenses for the following 12 months. If necessary, the Company continues to have the ability to raise additional capital in order to fund its future exploration and working capital requirements.

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions disrupted economic activity in Thunder Mountain Gold's business related to raising capital. As of December 31, 2022, the disruption did not materially impact the Company' financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact could be significantly greater in future periods.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2022, the Company has one financial asset, investment in equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange. The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management's estimate of amounts expected to be incurred when the remediation work is performed. The Company had accrued $81,250 and $65,000 at December 31, 2022 and 2021, on its consolidated balance sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

Share-Based Compensation

Share-based payments to employees and directors, including grants of employee stock options, are measured at fair value and expensed in the consolidated statements of operations over the vesting period.

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Resale Restrictions. This update is to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This update is effective for fiscal year beginning after December 15, 2023 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion to common shares, except where their inclusion would be anti-dilutive. For the year ended December 31, 2022 and December 31, 2021 Outstanding common stock options of 4,775,000 and 3,355,000, respectfully, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for the period.
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

3. South Mountain Project

BeMetals Option Agreement:

On December 30, 2022, Thunder Mountain Gold, Inc. by and through its subsidiaries Thunder Mountain Resources, Inc., a Nevada Corporation, and South Mountain Mines, Inc., an Idaho Corporation ("SMMI") (collectively the "Company", "THMG", or "We", "Our" or "Us") agreed to terminate an Option Agreement, (the "BeMetals Option Agreement") with BeMetals Corporation, a British Columbia corporation, and BeMetals USA Corporation, a Delaware corporation ("BeMetals BMET").

The "BeMetals Option Agreement was entered into on February 27, 2019, the original terms of the Option Agreement, BeMetals provided the funding to SMMI for project expenses including Management Services Income. The issuance of 10 million common shares of BMET USA to TMRI had a fair value of $1,883,875, and the Company received cash payments of $1,350,000: $1,100,000 in cash and $250,000 in exchange for shares of the Company's common stock.

Also, according to the terms of the original agreement BMET USA and SMMI entered a management contract whereby BeMetals paid $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $300,000 was recognized for the years ended December 31, 2022, and 2021, respectively.

SMMI Joint Venture - OGT, LLC

The Company's wholly owned subsidiary SMMI is the sole manager of the South Mountain Project in its entirety through a separate Mining Lease with Option to Purchase ("Lease Option") with the Company's majority-owned subsidiary OGT. SMMI has an option to purchase the South Mountain mineral interest for a capped $5 million less net returns royalties paid through the date of exercise. The Lease Option expires in November 2026. If SMMI exercises the option, the option payment of $5 million less advance royalties will be distributed 100% by OGT to OGT's minority member. Under the Lease Option, SMMI pays an advance of $5,000 net returns royalty to OGT annually on November 4 which is distributed to OGT's minority member.

Under the OGT operating agreement, SMMI and ISGC II have 75% and 25% ownership, respectively, in OGT. SMMI is the sole manager and pays all expenses for exploration and development of the property. The Company has established 75% ownership and full management of the property. The Company had recognized an additional $16,250 in reclamation expense for the year ended December 31, 2022, resulting in 25% expense to OGT, LLC capital account. OGT's financial information is included 100% in the Company's consolidated financial statements as of December 31, 2022 and 2021. The Company's consolidated financial statements reflect ISGC II's 25% non-controlling interest. Changes in the non-controlling interest equity balance is as follows:

	Years Ended December 31,
	2022	2021
Balance at beginning of year	$173,702	$173,702
Distribution to non-controlling interest	(5,000)	(5,000)
Net income attributable to noncontrolling interest	937	5,000
Balance at end of year	$169,639	$173,702

4. Investment in BeMetals Corp.

In June 2019 in connection with the BeMetals Option Agreement (see Note 3), the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875.

On May 4, 2021, the Company sold 2,000,000 shares held in BeMetals Corp. for US $649,557 ($CAD 800,000). The shares of common stock were sold at a price of US $0.325 ($CAD 0.40). This sale met the requirements under the terms of the BeMetals Option Agreement. A foreign exchange gain of $9,147 was recognized on the sale as the funds were not transferred to the company until May 17, 2021.

The Company had an unrealized loss on the change in fair value of the investment of $782,072 for the year ended December 31, 2022, compared to an unrealized loss of $941,079 for the year ended December 31, 2021. The remaining 8 million shares of BeMetals stock held by the Company are considered available for sale.

5. Property and Equipment

The Company's property and equipment are as follows:

	December 31,
	2022	2021
Vehicles	$22,441	22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(182,053)	(180,500)
	552	2,105
Land	280,333	280,333
Total Property and Equipment	$280,885	282,438

6. Related Party Transactions

Board of Directors Compensation

On March 16, 2022, the Company's Compensation Committee recommended that the Company's Board of Directors receive nominal compensation for their service. The Company's Board of Directors passed the resolution for Board members compensation on March 21, 2022. During the year December 31, 2022, the total amount of cash compensation paid to the Board of Directors was $22,200.

Notes Payable

Mr. Jones is the Company's President and Chief Executive Officer, Mr. Jones received $66,768 in principle payments, and accrued interest payments of $47,698 retiring his notes payable during the year ended December 31, 2022. The note, as amended, was due in full on December 31, 2022, and stopped accruing monthly interest on January 1, 2021. Mr. Jones received no payments during the year ended December 31, 2021.

James Collord, the Company's Vice President and Chief Operating Officer was paid $40,000, paying off the principal of the note payable balance of $39,808 as well as $192 of accrued interest ending December 31, 2021. During the year ended December 31, 2022, Mr. Collord received a payment of accrued interest of $32,479, paying off his accrued interest payable balance at December 31, 2022.

Deferred Officer Compensation

Three of the Company's officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at December 31, 2022 and December 31, 2021 represent the balances deferred prior to the BeMetals agreement and are as follows: Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500, for a total of $1,041,500.

Accrued Related Party Liability

From 2015 to 2018 the Company engaged Baird Hanson LLP ("Baird"), a company owned by one of the Company's former directors, to provide legal services. The Company's director Joseph Baird retired from the Board of Directors of Thunder Mountain Gold, Inc., and from all other positions or offices with the Company effective April 11, 2022. Baird received $20,000 in payments during the year ended December 31, 2022. At December 31, 2022, and 2021, the balance due to Baird for prior years' legal services was $146,685 and $166,685, respectfully.

On May 10, 2022, the Company agreed to facilitate the sale of 1,000,000 shares of the Company's common stock held by Joseph Baird, one of the Company's former directors and a shareholder. In anticipation of the sale, the Company received $10,000 for the sale of shares that had not yet transferred to the purchasers. The Company held funds in prepaid expense, deposits and other assets with a corresponding liability due to Mr. Baird of $10,000 classified in accounts payable and other accrued liabilities on its consolidated balance sheet at December 31, 2022.

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

9. Stock Options

The Company has a Stock Incentive Plan (the "SIP"), authorize the granting of stock options up to 10 percent of the total number of issued and outstanding shares of common stock, that provides for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock awards, and incentive awards to eligible individuals including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction. On July 12, 2022, the Company's shareholders, at their Annual Meeting, ratified and reapproved the Stock Option Plan.

On March 21, 2022, the Company granted 1,820,000 stock options to officers and directors of the Company. The fair value of the options was determined to be $158,341 using the Black Scholes model, and included share-based payment awards to nonemployees of $13,920. The Company has elected to recognize the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for a nonemployee share-based payment award shall be reversed in the period that the award is forfeited. The options are exercisable on or before March 21, 2027 and have an exercise price of $0.09. The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the quarter ended March 31, 2022.

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

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

March 21, 2022
Stock price	$0.088
Exercise price	$0.09
Expected volatility	188.9%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	2.39%

For the year ended December, 2022, 1,820,000 options were granted and 400,000 options expired.

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2020	5,705,000	$0.10
Exercised	(710,000)	0.10
Expired	(1,640,000)	0.10
Outstanding and exercisable at December 31, 2021	3,355,000	0.10
Granted	1,820,000	0.09
Expired	(400,000)	0.09
Outstanding and exercisable at December 31, 2022	4,775,000	$0.093
The average remaining contractual term of the options outstanding and exercisable at December 31, 2022 was 2.72 years. On December 31, 2022, options outstanding and exercisable had no aggregate intrinsic value based on the Company's stock price of $0.08 at December 31, 2022.

10. Income Taxes

The Company did not recognize a tax provision during 2022 and 2021.

At December 31, 2022 and 2021, net deferred tax assets were calculated based on expected blended future tax rates of 26.7% and 25.7%, respectively including both federal and Idaho state components. Significant components of net deferred tax assets at December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
NOL Carryforward	2,127,500	2,130,700
Share-based Comp	113,000	83,700
Deferred Compensation	268,100	278,000
Investments	197,800	-
Mineral Properties	159,100	170,600
	2,865,500	2,663,000

Deferred tax liabilities
Investment in OGT	(142,300)	(147,500)
Investments	-	(3,600)
Net deferred tax asset	2,723,200	2,511,900
Less valuation allowance	(2,723,200)	(2,511,900)
Net deferred tax asset	$-	$-

The Company fully reserved the deferred tax assets as of December 31, 2022 and 2021, as management of the Company cannot determine that it is more likely than not that, the Company will realize the benefits of the deferred tax assets.

At December 31, 2022, the Company has approximately $8.3 million of federal and state net operating loss carryforwards. $7.5 million of net operating losses will expire between 2030 and 2037. $0.8 million of the losses were incurred after 2017 and can be carried forward indefinitely, although usage of these net operating losses is limited to 80% of taxable income in future tax years.

The income tax benefit for the years ended December 31, 2022 and 2021 differs from the federal statutory rate as follows:

	2022		2021
(Provision)/benefit at statutory rate	262,250	21.0%	119,000	21.0%
State taxes	58,690	4.7	32,300	5.7
Change in prior year tax estimate	(109,640)	(8.8)	672,500	118.6
Change in valuation allowance	(211,300)	(16.9)	(823,800)	(145.3)
Total	$-	-%	$-	-%

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized. The Company is subject to possible tax examinations for the years 2019 through 2022. Prior year tax attributes could be adjusted by taxing authorities. If applicable, the Company will deduct interest and penalties as interest expense on the financial statements.

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

12. Subsequent Events

In February 2023, the Company entered into a two-year operating lease for its office and as a result a liability and right-of-use asset of $38,701 will be recognized on the lease inception date, February 1, 2023. To calculate the liability and right of use asset, the Company utilized a 7.0% incremental borrowing rate to discount the future rent payments of approximately $1,612 per month over the two year lease term. The lease contains no renewal option.

On February 7, 2023, the Company entered into Mutual Release with BeMetals Corp, pertaining to the termination of the Option Agreement, (the "BeMetals Option Agreement") on December 30, 2022. In consideration of an amount of $33,530 the Company acknowledge and agreed that BeMetals Corp. has paid all expenses and obligations as it relates to the BeMetals Option Agreement.

On January 31, 2023, the Company's Board of Directors approved a resolution to purchase 56 acres of private land package (Boulder No. 2 patented and 36 acres of fee land with minerals) that is strategic to exploration and development, and contiguous on the south end with the existing patented and lode claims at the South Mountain Project. A real estate purchase and sale agreement was signed on February 7, 2023. Under terms of the agreement a $10,000 down payment was paid (contingent upon a clean clear title to the property), and the balance of $40,000 due by December 29, 2023, close of business.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2022, there were no changes in independent audit firms or consulting firms who provide accounting assistance.

During the year ended December 31, 2022, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and concluded that internal control over financial reporting was effective as of December 31, 2022, based on these criteria.

Changes in internal controls over financial reporting

During the quarter ended December 31, 2022, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section sets forth certain information with respect to the Company's current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2021.

Directors and Executive Officers:

Name	Age	Position with the Company	Director Since
Eric T. Jones	60	President, Chief Executive Officer, Director	March 2006
E. James Collord	76	Vice-President, Chief Operating Officer, Director	Since 1978
Paul Beckman	69	Director	February 2017
Ralph Noyes	75	Director	May 2016
Douglas J. Glaspey	70	Director	June 2008
Larry D. Kornze	75	Director	January 2013
James A. Sabala	68	Director	October 2016
Larry Thackery	64	CFO	January 2013

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

Significant Employees:

Three of the Company's officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement, the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at December 31, 2022 and 2021 represent the balances deferred prior to the BeMetals agreement and are as follows:  Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, no persons failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2022.

Audit Committee:

The Company's Board of Directors is responsible for the oversight and management of the Company.  On January 28, 2010, an Audit Committee was designated from members of the Board and currently consists of Douglas Glaspey, Ralph Noyes, and James Sabala as independent members of the committee.

Compensation Committee:

The Purpose of the Compensation Committee is to conduct an annual review to determine whether the Company's executive compensation program is meeting the goals and objectives set by the Board of Directors. The Compensation Committee recommends for approval by the Board of Directors the compensation for the Chief Executive Officer and directors, including salaries, incentive compensation levels and stock awards, and reviews and approves compensation proposals made for the other executive officers.  During Fiscal 2018, The Compensation Committee consists of the following members: Doug Glaspey and Ralph Noyes. Mr. Glaspey was appointed as Chair of the Compensation Committee.  The Board first appointed the Compensation Committee in May of 2012, met once in 2021, and did not meet in 2022.

Special Committee:

The Purpose of the Special Committee is to review and analyze the issues pertaining to potential strategic alternatives for Thunder Mountain Gold Inc. and its subsidiary(ies) (together, the "Company"), which analysis should include, but not be limited to, the advantages and disadvantages of any strategic alternatives available to the Company, and the appropriateness and form of any consideration in relation to the Company's stockholders in connection with any proposed transaction which should also be considered. The Special Committee directs the Company management to take any actions on the part of the Company, in addition to those normally undertaken by management (such as instructions to the professional advisers of the Company), if the Committee considers that such actions are necessary or advisable. The Committee, appointed by the Board, is comprised of three independent directors: James Sabala (Chairman), Ralph Noyes, and Paul Beckman. Each member meets the independence requirements of the relevant securities exchanges and regulatory agencies as may apply from time to time and is independent of management and free from any relationship that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment as a committee member.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the Directors' duties associated with the Company's business. There are currently no other compensation arrangements for the Company's Directors. The following table provides certain summary information for the fiscal year ended December 31, 2022 and 2021 concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers, including the Directors of the Company:

						Incentive	Deferred	All Other
				Stock	Option	Plan	Compensation	Compensation/
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Directors Fee		Total
Position	Year	($US)	($US)	($US)	($US)	($US)	($US)	($US)		($US)
Jim Collord,	2022	60,000			14,400					$74,400
V.P./COO	2021	62,500			-					$62,500

Eric T. Jones	2022	132,000			14,400					$146,400
President/CEO	2021	158,913			-					$158,913

Paul Beckman	2022				15,300				$
Director	2021				-				$

Larry Thackery	2022	84,000			14,400					$98,400
CFO	2021	89,917			-					$89,917

Doug Glaspey	2022				20,700				$
Director	2021				-				$

Larry Kornze	2022				14,400				$
Director	2021				-				$

Ralph Noyes	2022				21,600				$
Director	2021				-				$

James A. Sabala	2022				19,800				$
Director	2021				-				$

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

Employment Contracts:

During 2022, there were three Company employees - Eric Jones, Jim Collord, and Larry Thackery.  They were employed per resolution of the Board and other than a monthly salary, plus normal burden, there are no other contractual understandings in the resolutions.  Each is reimbursed for the use of personal office equipment and phones, and Jim and Eric are reimbursed for health insurance and related costs up to a set maximum amount, when the Company is financially able to cover the reimbursements.

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

On March 21, 2022, the Company granted 1,820,000 stock options to advisors, officers and directors of the Company. The options The fair value of the options was determined to be $158,341 using the Black Scholes model. The total amount of compensation cost recognized for share-based payment awards to nonemployees was $27,840. The Company has elected to recognize the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for a nonemployee share-based payment award shall be reversed in the period that the award is forfeited. The options are exercisable on or before March 21, 2027 and have an exercise price of $0.09.  The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the year ended December 31, 2022.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2022, by:

  the Company's named executive officers;
  the Company's directors;
  all of the Company's executive officers and directors as a group; and each person who is known to beneficially own more than 5% of the Company's issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Beneficial Ownership(1)	Amount Stock Option Ownership
Directors and Executive Officers
E. James Collord - VP/COO/Dir	2,800,705(2)(3)	4.57%	440,000
Eric T. Jones - President/CEO/Dir	3,997,214(2)	6.52%	440,000
Paul Beckman - Dir	11,508,645(4)	18.76%	490,000
Doug Glaspey - Dir	875,000(2)	1.42%	625,000
Larry D. Kornze - Dir	445,000.73%		440,000
James A. Sabala - Dir	-	-	625,000
Ralph Noyes - Dir	825,000	1.37%	675,000
Larry Thackery - CFO	890,000(2)	1.45%	440,000
All current executive officers and directors as a group	21,341,564	34.79%	4,175,000

(1) Based on 60,855,579 shares of common stock issued and outstanding as of March 10, 2022, together with all applicable options and warrants for each stockholder. Shares of our stock subject to options are deemed outstanding for computing the percentage or ownership of the persons holding such options.

(2) Sole voting and investment power.

(3) Includes 50,000 shares held in trust for Mr. Collord's son, Jerritt Collord.

(4) Includes 5,000,000 shares held in P & F Development, a Private Company.

As of December 31, 2022, the number of shares of common stock that can be sold by officers, directors, principal shareholders, and others pursuant to Rule 144 was 60,855,579. As a condition to our listing on the TSX-V in 2010, our officers and directors were required to deposit their common stock totaling 4,799,239 shares, into an escrow account with Computershare Investor Services, Inc. Those escrowed shares were subject to the TSX-V's Tier 1 escrow requirement at that time. Those requirements provide for an 18-month escrow release mechanism with 25% of the escrowed securities being released on September 24, 2010 (the date our common shares commenced trading on the TSX-V), and 25% of the escrowed securities to be released every 6 months thereafter.  As of December 31, 2022, all of the escrowed shares have been released back to the officers and directors.

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

The Company engaged Baird Hanson LLP ("Baird"), at the time, was a company owned by one of the Company's directors, to provide legal services in 2018.  In advance of the BeMetals transaction Mr. Baird withdrew Baird Hanson LLP as counsel to avoid any appearance of a conflict with the then-proposed BeMetals Corp. transaction. During the year ended December 31, 2018, the Company incurred $65,530 in legal expense with Mr. Baird. There was no expense for the year ended December 31, 2022.  At December 31, 2022 and December 31, 2021, the balance due to Baird was $146,685 and $166,685, respectfully.

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

Director Independence

On December 31, 2022 Douglas Glaspey, Larry Kornze, James A. Sabala, Ralph Noyes, and Paul Beckman are independent Members of the Board of Thunder Mountain Gold Inc.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2022, as provided by Assure CPA, LLC. We expect that Assure CPA, LLC will serve as our auditors for fiscal year 2022. Assure CPA LLC has served as an independent auditor for the Corporation since the fiscal year ended December 31, 2005. This firm is experienced in the field of auditing and mining accounting and is professionally qualified to act in the capacity of auditors.

Year Ended	December 31, 2022	December 31, 2021
Audit fees (1)	$45,500	$45,500
Audit-related fees (2)	1,413	100
All other fees (3)	600	613
Total Fees	$47,513	$46,213

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

(3) All other fees consist of fees billed for products and services other than the services reported above.

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
Eric T. Jones
President, Director and Chief Executive Officer
Date: March 27, 2023

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated

By	/s/ Larry Thackery
Larry Thackery
Chief Financial Officer
Date: March 27, 2023