Form 10-Q
period 2023-03-31
THUNDER MOUNTAIN GOLD INC
filed 2023-05-11
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

☐  Yes  ☒  No

Number of shares of issuer's common stock outstanding at April 21, 2023: 60,855,579

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets (Unaudited)
March 31, 2023 and December 31, 2022

	March 31, 2023	December 31, 2022
ASSETS

Current assets:
Cash and cash equivalents	$464,225	$682,718
Investment in BeMetals, at fair value (Note 4)	591,184	738,612
Prepaid expenses and other assets	42,859	20,113
Total current assets	1,098,268	1,441,443

Property and Equipment:
Land	280,333	280,333
Deposit	10,000	-
Equipment, net of accumulated depreciation of $182,384 and $182,053, respectively	221	552
Total property and equipment	290,554	280,885

Right to use asset (Note 9)	35,675	-
Total assets	$1,424,497	$1,722,328

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$64,356	$27,599
Accrued related party liability (Note 6)	141,685	146,685
Operating lease liability - current (Note 9)	16,750	-
Advance from BeMetals (Note 3)	-	5,433
Deferred officer compensation (Note 6)	1,041,500	1,041,500
Total current liabilities	1,264,291	1,221,217

Operating lease liability - long-term (Note 9)	18,925	-
Accrued reclamation costs	81,250	81,250
Total liabilities	1,364,466	1,302,467

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,855,579 shares issued and outstanding	60,856	60,856
Additional paid-in capital	6,564,947	6,564,947
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(6,711,211)	(6,351,381)
Total Thunder Mountain Gold, Inc stockholders' equity	(109,608)	250,222
Noncontrolling interest in Owyhee Gold Trust (Note 3)	169,639	169,639
Total stockholders' equity	60,031	419,861
Total liabilities and stockholders' equity	$1,424,497	$1,722,328

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Management service income	$-	$75,000
Total revenues	-	75,000

Operating expenses:
Exploration	18,431	1,165
Legal and accounting	64,816	70,547
Management and administrative	129,554	275,492
Depreciation	331	559
Total operating expenses	213,132	347,763

Net operating income (loss)	(213,132)	(272,763)

Other income (expense):
Unrealized loss on investment	(147,428)	(239,064)
Other	730	98
Total other (expense)	(146,698)	(238,966)

Net income (loss)	(359,830)	(511,729)
Net income - noncontrolling interest in Owyhee Gold Trust	-	-
Net (loss) - Thunder Mountain Gold, Inc.	$(359,830)	$(511,729)

Net income (loss) per common share-basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding-basic and diluted	60,855,579	60,855,579

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(359,830)	$(511,729)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation	331	559
Stock based compensation	-	158,341
Unrealized loss on investment	147,428	239,064
Change in:
Prepaid expenses and other assets	(22,746)	15,306
Accounts payable and other accrued liabilities	36,757	14,810
Accrued related party liability	(5,000)	-
Advance from BeMetals	(5,433)	28,331
Net cash used by operating activities	(208,493)	(55,318)

Cash flows from investing activities:
Deposit on Land Purchase	(10,000)	-
Net cash used by investing activities	(10,000)	-

Cash flows from financing activities:
Net cash used by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(218,493)	(55,318)
Cash and cash equivalents, beginning of period	682,718	1,156,622
Cash and cash equivalents, end of period	$464,225	$1,101,304

Noncash financing and investing activities:
Operating lease liability arising from obtaining right to use asset (Note 9)	$38,701	$-

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the three months ended March 31, 2023 and 2022

	Common Stock Shares	Common Stock Amount	Additional Paid- In Capital	Treasury Stock	Accumulated Deficit	Non- Controlling Interest in OGT	Total

Balances at January 1, 2022	60,855,579	$60,856	$6,406,606	$(24,200)	$(5,106,642)	$173,702	$1,510,322
Stock Options Issued for Services	-	-	158,341	-	-	-	158,341
Net income (loss)	-	-	-	-	(511,729)	-	(511,729)

Balances at March 31, 2022	60,855,579	$60,856	$6,564,947	$(24,200)	$(5,618,371)	$173,702	$1,156,934

Balances at January 1, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,351,381)	$169,639	$419,861
Net income (loss)	-	-	-	-	(359,830)	-	(359,830)

Balances at March 31, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,711,211)	$169,639	$60,031

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

The "BeMetals Option Agreement was entered into on February 27, 2019, the original terms of the Option Agreement, BeMetals provided the funding to SMMI for project expenses including Management Services Income. The Company has 8 million common shares of BMET USA with a market value of $591,184, and the Company had cash and cash equivalents of $464,225 for the three months ended March 31, 2023. See Note 3 for further information.

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

Revenue Recognition

Management service revenue is recognized when the Company has satisfied its performance obligation required under its management contract with BeMetals. Such an obligation is satisfied over time as work is performed and the Company has a contractual right to payment.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At March 31, 2023, the Company has one financial asset, investment in equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange. The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

Financial Instruments

The Company's financial instruments include cash and cash equivalents, and the investment in BeMetal's equity securities, the carrying value of which approximates fair value based on the nature of those instruments.

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management's estimate of amounts expected to be incurred when the remediation work is performed. The Company had accrued $81,250 at March 31, 2023 and December 31, 2022, respectively, on its consolidated balance sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion to common shares, except where their inclusion would be anti-dilutive. For the periods ended March 31, 2023 and December 31, 2022 Outstanding common stock equivalents were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for the period.

2. Mineral Interest Commitments

On January 31, 2023, the Company’s Board of Directors approved a resolution to purchase 56 acres of private land for $50,000. This is contiguous on the south end of the existing patented and lode claims at the South Mountain Project. A real estate purchase and sale agreement was signed on February 07, 2023. Under terms of the agreement $10,000 was paid and recorded as a deposit for the period ending March 31, 2023. The balance of $40,000 is due by December 29, 2023. Failure to make the payment forfeits the deposit of $10,000 and cancels the agreement.

The Company has two lease arrangements with landowners that own land parcels adjacent to the Company's South Mountain patented and unpatented mining claims. The leases were originally for a seven-year period, with annual payments of $20 per acre. The leases were renewed for an additional 10 years at $30 per acre paid annually, Acree Lease renewed on June 19, 2014, and the Lowry Lease was on October 23, 2014; committed payments are listed in the table below. The leases have no work requirements.

Annual Payment
Acree Lease (June)	$3,390
Lowry Lease (October)	11,280
Total	$14,670

The Company has 26 unpatented claims (533 acres) in the Trout Creek area and 21 unpatented claims in the South Mountain area.

The claim fees are paid on these unpatented claims annually as follows:

Target Area	2023
Trout Creek -State of Nevada	$4,290
Trout Creek -Lander County, Nevada	324
South Mountain-State of Idaho	3.465
Total	$8,079

3.    South Mountain Project

BeMetals Option Agreement:

On December 30, 2022, the Company agreed to terminate the Option Agreement, with BeMetals Corporation. The BeMetals Option Agreement ("the Option Agreement") was entered into on February 27, 2019, under the original terms of the Option Agreement, BeMetals provided the funding to SMMI for project expenses including management services.

According to the terms of the Option Agreement BMET USA and SMMI entered a management contract whereby BeMetals paid $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $75,000 was recognized during the three month period ended March 31, 2022.

On February 7, 2023, the Company entered into a Mutual Release (the “Release”) with BeMetals Corp. whereby the Company acknowledged and agreed that BeMetals had completed all of its obligations under the Option Agreement in consideration of a final payment of $33,530, which includes payment of all expenditures incurred through the date of termination. The Company also agreed that BeMetals shall not be obligated to make any additional payments or share issuances of further expenditures. The release discharges both parties from any and all claims arising in connection with the Option Agreement.

Subsequent to the receipt of the Release payment, the Company made payments of $6,035 related to expenses attributable to the Option Agreement and covered under the Release. The remaining balance of $27,495 was recognized in other accrued liabilities for the period ended March 31, 2023 to cover any additional expenses associated with the Option Agreement.

SMMI Joint Venture - OGT, LLC

The Company’s wholly owned subsidiary SMMI is the sole manager of the South Mountain Project in its entirety through a separate Mining Lease with Option to Purchase (“Lease Option”) with the Company’s majority-owned subsidiary OGT. SMMI has an option to purchase the South Mountain mineral interest for a capped $5 million less net returns royalties paid through the date of exercise. The Lease Option expires in November 2026. If SMMI exercises the option, the option payment of $5 million less advance royalties will be distributed 100% by OGT to OGT’s minority member, and OGT will cease to exist. Under the Lease Option, SMMI pays an advance of $5,000 net returns royalty to OGT annually on November 4 which is distributed to OGT’s minority member.

4. Investment in BeMetals Corp.

In June 2019 in connection with the BeMetals Option Agreement (see Note 3), the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875.

The Company had an unrealized loss on the change in fair value of the investment of $147,428 for the period ended March 31, 2023, compared to an unrealized loss of $239,064 for the period ended March 31, 2022. The remaining 8 million shares of BeMetals stock held by the Company are considered available for sale.

5. Property and Equipment

The Company's property and equipment are as follows:

	March 31	December 31,
	2023	2022
Vehicles	$22,441	22,441
Buildings	65,071	65,071
Construction Equipment	36,447	36,447
Mining Equipment	58,646	58,646
	182,605	182,605
Accumulated Depreciation	(182,384)	(182,053)
	221	552
Land	280,333	280,333
Deposit	10,000	-
Total Property and Equipment	$290,554	280,885

6.    Related Party Transactions

Board of Directors Compensation

On March 16, 2022, the Company's Compensation Committee recommended that the Company's Board of Directors receive nominal compensation for their service. The Company's Board of Directors passed the resolution for Board members compensation on March 21, 2022. During the quarter ended March 31, 2023, the amount of cash compensation paid to the Board of Directors was $3,000.

Deferred Officer Compensation

Three of the Company's officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers deferred compensation balances at March 31, 2023 represent the balances deferred prior to the BeMetals agreement and are as follows: Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500, for a total of $1,041,500.

Accrued Related Party Liability

From 2015 to 2018 the Company engaged Baird Hanson LLP ("Baird"), a company owned by one of the Company's former directors, to provide legal services. The Company's director Joseph Baird retired from the Board of Directors of Thunder Mountain Gold, Inc., and from all other positions or offices with the Company effective April 11, 2022. Baird received $5,000 in payments during the period ended March 31, 2023. At March 31, 2023, and December 31, 2022, the balance due to Baird for prior years' legal services was $141,685 and $146,685, respectfully.

On May 10, 2022, the Company agreed to facilitate the sale of 1,000,000 shares of the Company's common stock held by Joseph Baird, one of the Company's former directors and a shareholder. In anticipation of the sale, the Company received $10,000 for the sale of shares that had not yet transferred to the purchasers. The Company held those funds in prepaid expenses, deposits, and other assets with a corresponding liability due to Mr. Baird of $10,000. Mr. Baird decided not to sell 1,000,000 shares of the Company's common stock, the funds were returned to the perspective buyer on February 2, 2023 and the associated liability was relieved.

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

On March 21, 2022, the Company granted 1,820,000 stock options to officers and directors of the Company. The fair value of the options was determined to be $158,341 using the Black Scholes model and included share-based payment awards to nonemployees of $13,920. The Company has elected to recognize the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for a nonemployee share-based payment award shall be reversed in the period that the award is forfeited. The options are exercisable on or before March 21, 2027, and have an exercise price of $0.09. The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the quarter ended March 31, 2022.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

March 21, 2022
Stock price	$0.088
Exercise price	$0.09
Expected volatility	188.9%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	2.39%

For the quarter ended March 31, 2023, no options were granted and no options expired.

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2021	3,355,000	$0.10
Granted	1,820,000	0.09
Expired	(400,000)	0.09
Outstanding and exercisable at December 31, 2022	4,775,000	0.10

Outstanding and exercisable at March 31, 2023	4,775,000	$0.093

The average remaining contractual term of the options outstanding and exercisable at March 31, 2023 was 2.47 years. On March 31, 2023, options outstanding and exercisable had an aggregate intrinsic value of $12,580 based on the Company's stock price of $0.094 on March 31, 2023.

9. Leases

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

The Company renewed its office operating lease on February 1, 2023, for 24 months. The Company entered into a two-year operating lease for its corporate office space for a total lease payment of $41,625, and as a result a liability and right-of-use asset of $38,701 was recognized on the lease inception date, February 1, 2023. To calculate the liability and right of use asset, the Company utilized a 7.0% incremental borrowing rate to discount the future rent payments of approximately $1,734 per month over the two-year lease term.

Right of Use (ROU) asset balance as of March 31, 2023	Total Amount
Lease Present Value	$38,701
Average Expense	(3,468)
Rent Expense Paid	3,375
Lease Liability	(2,933)
Balance Amount	$35,675

The Company's ROU asset decreased by the net amount of $3,026 for a total amount of $35,675, for the period ending March 31, 2023. The lease contains no renewal option.

10. Subsequent Events

On April 12, 2023, the Company received a notice of Complaint filed in the fourth judicial district court of the State of Idaho by a law firm representing a former mining contractor who had worked on the South Mountain Mine project in the Fall of 2020. The Complaint alleges the Company owes the contractor $44,903 for past services related to the BeMetals Option Agreement. The Company has contested the amount owing and expects the action to be settled without a material impact on the Company's financial position.

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

More than 15,000 feet (4,500 meters) have been drilled at South Mountain and included in the model. The South Mountain historic ore zones remain open down-dip on the zones encountered. The successful drilling and development work proves that the South Mountain resource continues to grow with potential to increase the resource substantially.

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

Qualified Person - The technical information in this Form 10Q has been reviewed and approved by Larry D. Kornze, (Retired), Director of Thunder Mountain Gold Inc., and a "Qualified Person" as defined by National Instrument 43-101 standards.

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

The Company does not plan to conduct any work on the Trout Creek Property in 2023, but instead will focus all of their efforts on their South Mountain Project.

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

Results of Operations:

For the quarter ended March 31, 2023, the Company recorded a net loss of $359,830 compared to a net loss of $511,729 for the same period in 2022. The decrease in net loss is due to the decrease in management and administrative expenses associated with stock based compensation expense and the decrease in unrealized loss on investments recognized in 2022 when compared to the period ended March 31, 2023.

The Company recognized no income in management services income for the three-month period ended on March 31, 2023, compared to $75,000 recognized for the Quarter ending March 31, 2022. The decrease in revenue is due to the termination of the BeMetals Option Agreement (see Note 3).

Total operating expenses for the three months ending March 31, 2023, of $213,132 decreased from the comparative period in 2022 by $134,631 or 39%. Exploration expenses for the three months ended March 31, 2023, increased by $17,266 or 1,482% when compared to same period in 2022. The increase in exploration expense is due to the termination of the BeMetals Option Agreement. Prior to the termination of the Option Agreement on December 30, 2022 BeMetals was funding all exploration expenses at the Company’s South Mountain Property.

Legal and accounting costs decreased for three-month period ended March 31, 2023, compared to 2022 by $5,731 or 8%. Management and administrative expenses decreased by $145,938 or 53% principally due to the decrease in stock compensation of $158,341 related to options issued to our officers and directors on March 21, 2022. There were no options issued for the quarter ended March 31, 2023.

Other expenses decreased by $92,268 or 39% for the quarter due to a decrease in the unrealized loss on the BeMetals investment. For the quarter ended March 31, 2023 the Company recognized an unrealized loss on the investment in BeMetals of $147,428 compared to an unrealized loss of $239,064 in the same quarter of 2022. The decrease in unrealized loss of $91,636 represents a 38% decline from the prior year.

Liquidity and Capital Resources:

The consolidated financial statements for the year ended March 31, 2023, have been prepared under the assumption that we will continue as a going concern. Such an assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the three-month period ended March 31, 2023, we have cash reserves and available for sale securities sufficient to cover normal operating expenditures for the following 12 months.

The Company has 8 million common shares of BMET USA with a market value of $591,184, and the Company had cash and cash equivalents of $464,225 for the year ending March 31, 2023.

Based upon current plans, Thunder Mountain Gold management is confident that the Company will have the financial strength and opportunities to meet its financial obligations for the next 12 months. Factors considered in substantiating this conclusion include:

  On March 31, 2023, the Company had cash and cash equivalents of $464,225.
  The Company has 8 million common shares of BMET USA with a market value of $591,184, on March 31, 2023.
  The ability to raise additional equity capital based upon the results of the exploration and development conducted by BeMetals.

It is important to note, upon the termination of BeMetals South Mountain Option Agreement, the Company's management immediately commenced marketing the South Mountain Project to other groups that have expressed an interest.

We believe we have the ability to continue as a going concern, even though our accumulated deficit totaled $6,711,211 as of March 31, 2023. Our plans for the long-term continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties. The Company does have the option of selling BeMetals common stock shares. If we are not successful with our plans, equity holders could then lose all or a substantial portion of their investment.

At March 31, 2023, we have current assets of $1,108,268. For the period ended March 31, 2023, net cash used for operating activities was $208,493. Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough cash to complete our exploration programs, we will make every effort to raise additional funds from public offerings, sale of liquid stock or loans.

  On April 21, 2023, we had $439,173 in cash in our bank accounts.
  We do not include in this consideration any option payments mentioned below.
  Management is committed to managing expenses of all types to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.
  The Company will also consider other sources of funding, including potential mergers, the sale of all or part of the Company’s BeMetals Corp. (TSX-V: BMET) common shares beneficially held, and/or additional farm-out of its other exploration property.

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

Additional financing will be required in the future to fund our planned operations. We do not know whether additional financing will be available when needed or on acceptable terms, if at all. If we are unable to raise additional financing, when necessary, we may have to delay our exploration efforts or any property acquisitions or be forced to cease operations. Collaborative arrangements may require us to relinquish our rights to certain mining claims.

Contractual Obligations

During 2008 and 2009, three lease arrangements were made with landowners that own land parcels adjacent to the Company's South Mountain patented and unpatented mining claims. The leases were for a seven-year period, with options to renew, with annual payments (based on $20 per acre) listed in the following table. The leases have no work requirements.

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years
Acree Lease (yearly, June)(1)	$3,390	$3,390	—	—	$ -
Lowry Lease (yearly, October)(1)(2)	$11,280	$11,280	—	—	$ -
OGT LLC(3)	$15,000	$5,000	$10,000	—	$ -
Total	$29,670	$19,670	$10,000	—	$ -

(1) Amounts shown are for the lease periods years 15 through 16, a total of 1 year that remains after 2022, the lease was extended an additional 10 years at $30/acre after 2014.

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

d) Investments. In a joint venture where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of non-controlling interest. In determining whether significant influences exist, the Company considers its participation in policy-making decisions and its representation on the venture management committee.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 12, 2023, the Company received a notice of Complaint filed in the fourth judicial district court of the State of Idaho by a law firm representing a former mining contractor who had worked on the South Mountain Mine project in the Fall of 2020. The Complaint alleges the Company owes the contractor $44,903 for past services related to the BeMetals Option Agreement. The Company has contested the amount owing and expects the action to be settled without a material impact on the Company's financial position.

Item 1A. Risk Factors.

Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. Mineral interests are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 21, 2022, the Company granted 1,600,000 stock options to officers and directors of the Company. The fair value of the options was determined to be $139,200 using the Black Scholes model. The options are exercisable on or before March 21, 2027 and have an exercise price of $0.09. The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the quarter ended March 31, 2022.

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

During the three-month period ended March 31, 2023, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date: May 11, 2023

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By  /s/ Larry Thackery

Larry Thackery

Chief Financial Officer

Date: May 11, 2023