Form 10-Q
period 2023-06-30
THUNDER MOUNTAIN GOLD INC
filed 2023-08-08
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

____________________________________________________________________________
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

☐  Yes  ☒  No

Number of shares of issuer's common stock outstanding at July 10, 2023: 60,855,579

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Thunder Mountain Gold, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

June 30, 2023 and December 31, 2022

	June 30, 2023	December 31, 2022
ASSETS

Current assets:
Cash and cash equivalents	$304,367	$682,718
Investment in BeMetals, at fair value (Note 4)	786,032	738,612
Prepaid expenses and other assets	34,951	20,113
Total current assets	1,125,350	1,441,443

Property and Equipment:
Land	280,333	280,333
Deposit	10,000	-
Equipment, net of accumulated depreciation (Note 5)	-	552
Total property and equipment	290,333	280,885

Right to use asset (Note 9)	31,072	-
Total assets	$1,446,755	$1,722,328

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$43,807	$27,599
Accrued related party liability (Note 6)	136,685	146,685
Operating lease liability - current (Note 9)	17,423	-
Advance from BeMetals (Note 3)	-	5,433
Deferred officer compensation (Note 6)	1,041,500	1,041,500
Total current liabilities	1,239,415	1,221,217

Operating lease liability - long-term (Note 9)	13,883	-
Accrued reclamation costs	81,250	81,250
Total liabilities	1,334,548	1,302,467

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,855,579 shares issued and outstanding	60,856	60,856
Additional paid-in capital	6,564,947	6,564,947
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(6,659,035)	(6,351,381)
Total Thunder Mountain Gold, Inc stockholders' equity	(57,432)	250,222
Noncontrolling interest in Owyhee Gold Trust (Note 3)	169,639	169,639
Total stockholders' equity	112,207	419,861
Total liabilities and stockholders' equity	$1,446,755	$1,722,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2023	2022	2023	2022
Revenues:

Management service income		$-	$75,000	$-	$150,000
Total revenues		-	75,000	-	150,000

Operating expenses:
Exploration		24,576	1,073	43,007	2,238
Legal and accounting		12,147	14,545	76,963	85,092
Management and administrative		106,322	130,707	235,876	406,199
Depreciation		221	331	552	890
Total operating expenses		143,266	146,656	356,398	494,419

Net operating (loss)		(143,266)	(71,656)	(356,398)	(344,419)

Other income (expense):
Unrealized gain (loss) on investment		194,848	(381,924)	47,420	(620,988)
Other income		594	-	1,324	98
Total other income (expense)		195,442	(381,924)	48,744	(620,890)
Net income (loss)		52,176	(453,580)	(307,654)	(965,309)
Net Income (loss) - noncontrolling interest in Owyhee Gold Trust		-	-	-	-
Net income (loss) - Thunder Mountain Gold, Inc.		$52,176	$(453,580)	$(307,654)	$(965,309)

Net (loss) per common share - basic and diluted	$	Nil	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding-basic and diluted.		60,855,579	60,855,579	60,855,579	60,855,579

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(307,654)	$(965,309)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	552	890
Stock based compensation	-	158,341
Unrealized (gain) loss on investment	(47,420)	620,988
Change in:
Prepaid expenses and other assets	(14,838)	(41,489)
Accounts payable and other accrued liabilities	16,442	29,928
Accrued interest payable to related parties	-	(12,479)
Accrued related party liability	(10,000)	-
Advance from BeMetals	(5,433)	(23,325)
Net cash used by operating activities	(368,351)	(232,455)

Cash flows from investing activities:
Deposit on Land Purchase	(10,000)	-
Net cash provided by investing activities	(10,000)	-

Cash flows from financing activities:
Payments on related parties notes payable	-	(38,000)
Net cash (used) by financing activities	-	(38,000)

Net increase (decrease) in cash and cash equivalents	(378,351)	(270,455)
Cash and cash equivalents, beginning of period	682,718	1,156,622
Cash and cash equivalents, end of period	$304,367	$886,167

Noncash financing and investing activities
Operating lease liability arising from obtaining right to use asset (Note 9)	$38,701	$-

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the three-month periods ended June 30, 2023 and June 30, 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non- Controlling Interest in OGT	Total

Balances at April 1, 2022	60,855,579	$60,856	$6,564,947	$(24,200)	$(5,618,371)	$173,702	$1,156,934
Net loss	-	-	-	-	(453,580)	-	(453,580)

Balances at June 30, 2022	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,071,951)	$173,702	$703,354

Balances at April 1, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,711,211)	$169,639	$60,031
Net income	-	-	-	-	52,176	-	52,176

Balances at June 30, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,659,035)	$169,639	112,207

For the six-month periods ended June 30, 2023 and June 30, 2022

Balances at January 1, 2022	60,855,579	$60,856	$6,406,606	$(24,200)	$(5,106,642)	$173,702	$1,510,322
Stock based compensation		-	158,341	-	-	-	158,341
Net loss		-	-	-	(965,309)	-	(965,309)

Balances at June 30, 2022	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,071,951)	$173,702	$703,354

Balances at January 1, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,351,381)	$169,639	$419,861
Net loss		-	-	-	(307,654)	-	(307,654)

Balances at June 30, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,659,035)	$169,639	112,207

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

The "BeMetals Option Agreement was entered into on February 27, 2019, the original terms of the Option Agreement, BeMetals provided the funding to SMMI for project expenses including Management Services Income. The Company has 8 million common shares of BMET USA with a market value of $786,032, and the Company had cash and cash equivalents of $304,367 for the six months ended June 30, 2023. See Note 3 for further information.

Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has historically incurred losses, however, the Company has cash reserves and available for sale securities sufficient to cover normal operating expenses for the following 12 months. If necessary, the Company continues to have the ability to raise additional capital in order to fund its future exploration and working capital requirements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company; its wholly owned subsidiaries, Thunder Mountain Resources, Inc. ("TMRI") and South Mountain Mines, Inc. ("SMMI"); and a company in which the Company owns 75% and has majority control, Owyhee Gold Trust, LLC ("OGT"). The Company's condensed consolidated financial statements reflect the other investor's 25% non-controlling, capped interest in OGT. Intercompany accounts are eliminated in consolidation.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At June 30, 2023, the Company has one financial asset, investment in equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange. The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

Financial Instruments

The Company's financial instruments include cash and cash equivalents, and the investment in BeMetal's equity securities, the carrying value of which approximates fair value based on the nature of those instruments.

Investments

The Company determines the appropriate classification of investments at the time of acquisition and re-evaluates such determinations at each reporting date. Equity securities that have a readily determined fair value are carried at fair value determined using Level 1 fair value measurement inputs with the change in fair value recognized as unrealized gain (loss) in the condensed consolidated statement of operations each reporting period. Gains and losses on the sale of securities are recognized on a specific identification basis.

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

If a mineral interest is abandoned or sold, its capitalized costs are charged to operations. Consideration received by the Company pursuant to joint ventures or purchase option agreements is applied against the carrying value of the related mineral interest. When and if payments received exceed the carrying value, the excess amount is recognized as a gain in the condensed consolidated statement of operations in the period the consideration is received.

Leases

Arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company's incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management's estimate of amounts expected to be incurred when the remediation work is performed. The Company had accrued $81,250 at June 30, 2023 and December 31, 2022, respectively, on its condensed consolidated balance sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

Share-Based Compensation

Share-based payments to employees and directors, including grants of employee stock options, are measured at fair value and expensed in the condensed consolidated statements of operations over the vesting period.

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

Accounting Standards Adopted

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion to common shares, except where their inclusion would be anti-dilutive. For the three and six months ended June 30, 2023 and June 30, 2022, outstanding common stock equivalents were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for the period.

2. Mineral Interest Commitments

On January 31, 2023, the Company's Board of Directors approved a resolution to purchase 56 acres of private land for $50,000. This is strategic to exploration and development, and contiguous on the south end of the existing patented and lode claims at the South Mountain Project. A real estate purchase and sale agreement was signed on February 7, 2023. Under the terms of the agreement $10,000 was paid and recorded as a deposit. The balance of $40,000 is due by December 29, 2023. Failure to make the payment forfeits the deposit of $10,000 and cancels the agreement.

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

According to the terms of the Option Agreement BMET USA and SMMI entered a management contract whereby BeMetals paid $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $1 50,000 was recognized during the six-month period ended June 30, 2022.

On February 7, 2023, the Company entered into Mutual Release (the "Release") with BeMetals Corp. whereby the Company acknowledged and agreed that BeMetals had completed all of its obligations under the Option Agreement in consideration of a final payment of $33,530, which includes payment of all expenditures incurred through the date of termination. The Company also agreed that BeMetals shall not be obligated to make any additional payments or share issuances further expenditures. The release discharges both parties from any and all claims arising in connection with the Option Agreement

Subsequent to the receipt of the Release payment, the Company made payments of $6,035 related to expenses attributable to the Option Agreement and covered under the Release. For the six month period ended June 30, 2023, the remaining balance of $27,495 was recognized in other accrued liabilities, to cover any additional expenses associated with the Option Agreement.

On April 12, 2023, the Company received a notice of Complaint filed in the fourth judicial district court of the State of Idaho by a law firm representing a former mining contractor who had worked on the South Mountain Mine project in the Fall of 2020. The Complaint alleges the Company owes the contractor for past services related to the BeMetals Option Agreement. The Company has contested the amount owing and expects the action to be settled without a material impact on the Company's financial position.

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

For the three and six month periods ended June 30, 2023 the Company recognized an unrealized gain on the investment in BeMetals of $194,848 and $47,420, respectively. The Company recognized an unrealized loss of $381,924 and a loss of $620,988 for the three- and six-month periods ended June 30, 2022.

5. Property and Equipment

In May of 2023 the Company's tent building at the Sonneman portal was damaged beyond repair due to the snow. The tent building was fully depreciated and was disposed of for historical cost of $65,071. Also, the Company disposed of fully depreciated mining equipment of $21,990, total assets disposed of for the period ended June 30, 2023 was $87,061 The Company's property and equipment are as follows:

	June 30	December 31,
	2023	2022
Vehicles	$22,441	22,441
Buildings	-	65,071
Construction Equipment	30,407	36,447
Mining Equipment	42,696	58,646
	95,544	182,605
Accumulated Depreciation	(95,544)	(182,053)
	-	552
Land	280,333	280,333
Total Property and Equipment	$280,333	280,885

6. Related Party Transactions

Board of Directors Compensation

On March 16, 2022, the Company's Compensation Committee recommended that the Company's Board of Directors receive nominal compensation for their service. The Company's Board of Directors passed the resolution for Board members compensation on March 21, 2022. For the six month period ended June 30, 2023, the amount of cash compensation paid to the Board of Directors was $6,000.

Deferred Officer Compensation

Three of the Company's officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers' deferred compensation balances at June 30, 2023 and December 31, 2022 represent the balances deferred prior to the BeMetals agreement and are as follows: Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500, for a total of $1,041,500.

Accrued Related Party Liability

From 2015 to 2018 the Company engaged Baird Hanson LLP ("Baird"), a company owned by one of the Company's former directors, to provide legal services. The Company's director Joseph Baird retired from the Board of Directors of Thunder Mountain Gold, Inc., and from all other positions or offices with the Company effective April 11, 2022. Baird received $10,000 in payments for the six month period ended June 30, 2023. At June 30, 2023, and December 31, 2022, the balance due to Baird for prior years' legal services was $136,685 and $146,685, respectfully.

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

In March 2022, the Company granted 1,820,000 stock options to officers and directors of the Company. The fair value of the options was determined to be $158,341 using the Black Scholes model and included share-based payment awards to nonemployees of $13,920. The Company has elected to recognize the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for a nonemployee share-based payment award shall be reversed in the period that the award is forfeited. The options are exercisable on or before March 21, 2027, and have an exercise price of $0.09. The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the quarter ended March 31, 2022.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

March 21, 2022
Stock price	$0.088
Exercise price	$0.09
Expected volatility	188.9%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	2.39%

For the six month ended June 30, 2023, no options were granted and no options expired.

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2021	3,355,000	$0.10
Granted	1,820,000	0.09
Expired	(400,000)	0.09
Outstanding and exercisable at December 31, 2022	4,775,000	0.10

Outstanding and exercisable at June 30, 2022	4,775,000	$0.093

The average remaining contractual term of the options outstanding and exercisable at June 30, 2023 was 2.22 years. On June 30, 2023, options outstanding and exercisable had no aggregate intrinsic value based on the Company's stock price of $0.06 on June 30, 2023.

9. Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company's incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use (ROU) asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

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

Right of Use (ROU) asset balance as of June 30, 2023	Total Amount
Lease Present Value	$38,701
Average Expense	(8,625)
Rent Expense Paid	8,438
Lease Liability	(7,442)
Balance Amount	$31,072

The Company's ROU asset decreased by the net amount of $7,629 for a total amount of $31,072, for the period ended June 30, 2023. The lease contains no renewal option.

10. Subsequent Events

None

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

With the help of Thunder Mountain Gold, BeMetals (BMET) commenced drilling at South Mountain in July of 2019 and drilled twenty-one holes totaling 7,517 feet (2,290 meters) from five underground drilling stations within the Sonneman level. The drilling program was designed to test potential down plunge extensions, and overall continuity to the mineralized zones and confirm the grade distribution of the current polymetallic mineral resource. All of the drill core recovered from the drilling was logged on site and assayed by ALS Chemex. Selected intervals and results are summarized in the Company`s Form 10K for the year ended December 31, 2022.

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

In May of 2021, the Company, along with the option partner, completed an updated Mineral Resource Estimate ("MRE"), incorporating results from Phase 1 and 2 underground diamond drilling programs at the South Mountain Project. The updated MRE includes a substantially increased resource for the Project while maintaining the high-grade nature of the mineralization.

The updated Independent MRE, which has an effective date of April 20, 2021, was prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI-43-101") by Hard Rock Consulting, LLC, based in the U.S.A. A technical report for this MRE was filed with SEDAR, and on the Company's website, within 45 days from the date of this news release.

Later in 2021, the Company embarked on a phase 3 program at South Mountain with the objective to significantly expand the scale of the current Mineral Resource Estimate ("MRE") at South Mountain (See Summary of the MRE below), testing and establishing the down depth extent of mineralization on the DMEA zone. The DMEA Zone is the largest known body of mineralization on the Property, containing the majority of tonnage in the current MRE, and the mineralized zone remains open at depth.

Based on the last two phases of underground drilling and all the historical exploration data available, the Company believes there is the potential to expand the down-plunge extensions of the mineral resource with this new phase of surface drilling at the Property.

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
Interval 2: 8.35m @ 4.17% Zn; 194.8 g/t Ag; 4.05 g/t Au; 0.54% Cu
SM20-042
Interval 1: 1.89m @ 1.92% Cu; 103.0 g/t Ag; 0.06 g/t Au; 0.03% Zn
Interval 2: 1.80m @ 1.06% Cu; 114.0 g/t Ag; 0.06 g/t Au; 0.10% Cu

Figure 1: 3D Perspective View inclined at 20 degrees looking north-north-east, showing locations of rib-sampling, priority target zones, and the phase 1 drill holes and highlighted the recent SM19-016, SM19-017 and SM19-018

Underground core drilling was conducted to extend and upgrade the South Mountain resource - testing the continuity and down-dip extensions of the high-grade polymetallic massive sulfide zones. The Company completed additional core drilling in the DMEA and Laxey zones to complete the confirmation and extensional drilling. The Company also retrieved bulk samples for metallurgical test work.

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

Results of Operations:

For the three months ended June 30, 2023, the Company recorded a net income of $52,176, compared to net loss of $453,580, for the same period ended June 30, 2022. Net Loss for the six-month period ended June 30, 2023 was $307,654 compared to a net loss of $965,309 for the same period in 2022.. The increase in net income for the three months ended June 30, 2023 is primarily due to an increase in the market value of the Company's investment in BeMetals stock. For the three and six month periods ended June 30, 2023 the Company recognized an unrealized gain on the investment in BeMetals of $194,848 and $47,420, respectively. The Company recognized an unrealized loss of $381,924 and a loss of $620,988 for the three- and six-month periods ended June 30, 2022.

Three-month period comparisons

The Company recognized no income in management services income for the three-month period ended on June 30, 2023, compared to $75,000 recognized for the quarter ended June 30, 2022. The decrease in revenue is due to the termination of the BeMetals Option Agreement (see Note 3).

Operating expenses for the three months ended June 30, 2023, of $143,266 decreased from the same respective period in 2022 by $3,390 or 2%. Exploration expenses for the three months ended June 30, 2023, witnessed an increase of $23,503 in comparison to the same period in 2022. This rise in exploration expenses is attributed to the termination of the BeMetals Option Agreement. On December 30, 2022, the Company mutually agreed with BeMetals Corporation to terminate the Option Agreement, wherein BeMetals had been providing funding for project expenses, including exploration expenses to South Mountain Mines project. Legal and accounting costs decreased in the three-month period ended June 30, 2023, compared to 2022 by $2,398 for a total of $12,147 Management and administrative expense decreased by $24,385 or 19%. This decrease in management and administration cost was due to the Board of Directors compensation of $13,650 for the three months ended June 30, 2022. There were no stock options issued for the three months ended June 30, 2023.

Six-month period comparisons

The Company recognized no income from management services for the six-month period ended June 30, 2023, compared to $150,000 in total revenue for the six-month period ended on June 30, 2022. The decrease in revenue is due to the termination of the BeMetals Option Agreement (see Note 3).

Operating expenses for the six months ended June 30, 2023, of $356,398 decreased from the same respective period in 2022 by $138,021 or 28%. Exploration expenses for the three months ended June 30, 2023, witnessed an increase of $23,503 in comparison to the same period in 2022. This rise in exploration expenses is attributed to the termination of the BeMetals Option Agreement. On December 30, 2022, the Company mutually agreed with BeMetals Corporation to terminate the Option Agreement, wherein BeMetals had been providing funding for project expenses, including exploration expenses to South Mountain Mines project. Legal and accounting costs decreased by $8,129 or 10% for a total of $76,963. Management and administrative expense decreased by $170,323 or 42% principally due to stock compensation of $158,341 for stock options issued to our officers and directors on March 21, 2022. There were no stock options issued during the six months ended June 30, 2023.

Liquidity and Capital Resources:

The condensed consolidated financial statements for the period ended June 30, 2023, have been prepared under the assumption that we will continue as a going concern. Such an assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements for the six-month period ended June 30, 2023, we have cash reserves and available for sale securities sufficient to cover normal operating expenditures for the following 12 months.

Based upon current plans, Thunder Mountain Gold management is confident that the Company will have the financial strength and opportunities to meet its financial obligations for the next 12 months. Factors considered in substantiating this conclusion include:

  On June 30, 2023, the Company had cash and cash equivalents of $304,367.
  The Company has 8 million common shares of BMET USA with a market value of $786,032, on June 30, 2023.
  The ability to raise additional equity capital based upon the results of the exploration and development conducted by BeMetals.

It is important to note, upon the termination of BeMetals South Mountain Option Agreement, the Company's management immediately commenced marketing the South Mountain Project to other groups that have expressed an interest.

At June 30, 2023, we have current assets of $1,125,350. For the six months ended June 30, 2023, net cash used for operating activities was $368,351. Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough cash to complete our exploration programs, we will make every effort to raise additional funds from public offerings, sale of liquid stock or loans. To address liquidity concerns, the Company has considered the following:

  On July 17, 2023, we had $279,309 cash in our bank accounts.
  We do not include in this consideration any option payments mentioned below.
  Management is committed to managing expenses of all types to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.
  The Company will also consider other sources of funding, including potential mergers, the sale of all or part of the Company`s 8 million BeMetals Corp. (TSX-V: BMET) common shares beneficially held, and/or additional farm-out of its other exploration property.

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

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years
Acree Lease (yearly, June)(1)	$3,390	$3,390	-	-	$-
Lowry Lease (yearly, October)(1)(2)	$11,280	$11,280	-	-	$-
OGT LLC(3)	$15,000	$5,000	$10,000	-	$-
Total	$29,670	$19,670	$10,000	-	$-

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

Item 1A. Risk Factors.

Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. Mineral interests are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2022, the Company granted 1,600,000 stock options to officers and directors of the Company. The fair value of the options was determined to be $139,200 using the Black Scholes model. The options are exercisable on or before March 21, 2027 and have an exercise price of $0.09. The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the quarter ended March 31, 2022.

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

During the period ended June 30, 2023, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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
Date: August 8, 2023

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By	/s/ Larry Thackery
Larry Thackery
Chief Financial Officer
Date: August 8, 2023