Form 10-Q
period 2023-09-30
THUNDER MOUNTAIN GOLD INC
filed 2023-11-13
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

_____________________________________________________________________

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

☐ Yes  ☒ No

Number of shares of issuer's common stock outstanding at October 20, 2023: 60,855,579

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Thunder Mountain Gold, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

September 30, 2023 and December 31, 2022

	September 30, 2023	December 31, 2022
ASSETS

Current assets:
Cash and cash equivalents	$209,529	$682,718
Investment in BeMetals, at fair value (Note 4)	769,344	738,612
Prepaid expenses and other assets	39,578	20,113
Total current assets	1,018,451	1,441,443

Property and Equipment:
Land	280,333	280,333
Deposit	10,000	-
Equipment, net of accumulated depreciation (Note 5)	-	552
Total property and equipment	290,333	280,885

Right to use asset (Note 9)	26,390	-
Total assets	$1,335,174	$1,722,328

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$32,968	$27,599
Accrued related party liability (Note 6)	136,685	146,685
Accrued payroll liability (Note 6)	23,500	-
Operating lease liability - current (Note 9)	18,013	-
Advance from BeMetals (Note 3)	-	5,433
Deferred officer compensation (Note 6)	1,041,500	1,041,500
Total current liabilities	1,252,666	1,221,217

Operating lease liability - long-term (Note 9)	8,752	-
Accrued reclamation costs	81,250	81,250
Total liabilities	1,342,668	1,302,467

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,855,579 shares issued and outstanding	60,856	60,856
Additional paid-in capital	6,564,947	6,564,947
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(6,778,736)	(6,351,381)
Total Thunder Mountain Gold, Inc stockholders' equity	(177,133)	250,222
Noncontrolling interest in Owyhee Gold Trust (Note 3)	169,639	169,639
Total stockholders' equity	(7,494)	419,861
Total liabilities and stockholders' equity	$1,335,174	$1,722,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
		2023		2022	2023	2022
Revenues:

Management service income		$-		$75,000	$-	$225,000
Total revenues		-		75,000	-	225,000

Operating expenses:
Exploration		12,753		1,072	55,760	3,310
Legal and accounting		11,987		21,237	88,950	106,329
Management and administrative		78,669		121,272	314,545	527,470
Depreciation		-		331	552	1,222
Total operating expenses		103,409		143,912	459,807	638,331

Net (loss)		(103,409)		(68,912)	(459,807)	(413,331)

Other income (expense):
Unrealized gain (loss) on investment		(16,688)		(230,072)	30,732	(851,060)
Other income		396		494	1,720	592
Total other income (expense)		(16,292)		(229,578)	32,452	(850,468)
Net (loss)		(119,701)		(298,490)	(427,355)	(1,263,799)
Net Income (loss) - noncontrolling interest in Owyhee Gold Trust		-		-	-	-
Net (loss) - Thunder Mountain Gold, Inc.		$(119,701)		$(298,490)	$(427,355)	$(1,263,799)

Net (loss) per common share - basic and diluted	$	Nil	$	Nil	$(0.01)	$(0.02)

Weighted average common shares outstanding-basic and diluted.		60,855,579		60,855,579	60,855,579	60,855,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(427,355)	$(1,263,799)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	552	1,222
Stock based compensation	-	158,341
Unrealized (gain) loss on investment	(30,732)	851,060
Change in:
Prepaid expenses and other assets	(19,465)	(18,751)
Accounts payable and other accrued liabilities	29,244	23,371
Accrued interest payable to related parties	-	(60,479)
Accrued related party liability	(10,000)	(15,000)
Advance from BeMetals	(5,433)	46,233
Net cash (used) by operating activities	(463,189)	(277,802)

Cash flows from investing activities:
Deposit on land purchase	(10,000)	-
Net cash (used) by investing activities	(10,000)	-

Cash flows from financing activities:
Payments on related parties notes payable	-	(38,000)
Net cash (used) by financing activities	-	(38,000)

Net increase (decrease) in cash and cash equivalents	(473,189)	(315,802)
Cash and cash equivalents, beginning of period	682,718	1,156,622
Cash and cash equivalents, end of period	$209,529	$840,820

Noncash financing and investing activities
Operating lease liability arising from obtaining right to use asset (Note 9)	$38,701	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the three-month periods ended September 30, 2023 and September 30, 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non- Controlling Interest in OGT	Total

Balances at July 1, 2022	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,071,951)	$173,702	$703,354
Net loss	-	-	-	-	(298,490)	-	(298,490)

Balances at September 30, 2022	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,370,441)	$173,702	$404,864

Balances at July 1, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,659,035)	$169,639	$112,207
Net loss	-	-	-	-	(119,701)	-	(119,701)

Balances at September 30, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,778,736)	$169,639	$(7,494)

For the nine-month periods ended September 30, 2023 and September 30, 2022

Balances at January 1, 2022	60,855,579	$60,856	$6,406,606	$(24,200)	$(5,106,642)	$173,702	$1,510,322
Stock based compensation		-	158,341	-	-	-	158,341
Net loss		-	-	-	(1,263,799)	-	(1,263,799)

Balances at September 30, 2022	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,370,441)	$173,702	$404,864

Balances at January 1, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,351,381)	$169,639	$419,861
Net loss		-	-	-	(427,355)	-	(427,355)

Balances at September 30, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,778,736)	$169,639	(7,494)

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

On December 30, 2022, Thunder Mountain Gold, Inc. by and through its subsidiaries Thunder Mountain Resources, Inc., a Nevada Corporation, and South Mountain Mines, Inc., an Idaho Corporation ("SMMI") (collectively the "Company", "THMG", or "We", "Our" or "Us") agreed to terminate an Option Agreement, (the "BeMetals Option Agreement") with BeMetals Corporation, a British Columbia corporation, and BeMetals USA Corporation, a Delaware corporation ("BeMetals or BMET").

The "BeMetals Option Agreement was entered into on February 27, 2019, the original terms of the Option Agreement, BeMetals provided the funding to SMMI for project expenses including Management Services Income. The Company has 8 million common shares of BMET USA with a market value of $769,344, and the Company had cash and cash equivalents of $209,529 for the nine months ended September 30, 2023. See Note 3 for further information.

Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has historically incurred losses, however, the Company has cash reserves and available marketable securities sufficient to cover normal operating expenses. If necessary, the Company continues to have the ability to raise additional capital in order to fund its future exploration and working capital requirements.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At September 30, 2023, the Company has one financial asset, investment in equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange. The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

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

Mineral Interests

The Company capitalizes costs for acquiring mineral interests, and expenses costs to maintain mineral rights and leases as incurred. Exploration costs are expensed in the period in which they are incurred. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method based on periodic estimates of ore reserves. Mineral interests are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment.

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management's estimate of amounts expected to be incurred when the remediation work is performed. The Company had accrued $81,250 at September 30, 2023 and December 31, 2022, respectively, on its condensed consolidated balance sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

Share-Based Compensation

Share-based payments to employees and directors, including grants of employee stock options, are measured at fair value and expensed in the condensed consolidated statements of operations over the vesting period.

Recent Accounting Pronouncements

Accounting Standards Updates

In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Resale Restrictions. This update is to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This update is effective for the fiscal year beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion to common shares, except where their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2023 and September 30, 2022, outstanding common stock equivalents were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for the period.

2. Mineral Interest Commitments

On January 31, 2023, the Company's Board of Directors approved a resolution to purchase 56 acres of private land for $50,000. This purchase is strategic to exploration and development, and contiguous on the south end of the existing patented and lode claims at the South Mountain Project. A real estate purchase and sale agreement was signed on February 7, 2023. Under the terms of the agreement $10,000 was paid and recorded as a deposit. The balance of $40,000 is due by December 29, 2023. Failure to make the payment forfeits the deposit of $10,000 and cancels the agreement.

The Company has two lease arrangements with landowners that own parcels adjacent to the Company's South Mountain patented and unpatented mining claims. The leases were originally for a seven-year period, with annual payments of $20 per acre. The leases were renewed for an additional 10 years at $30 per acre paid annually. The Acree Lease was renewed on June 19, 2014, and the Lowry Lease was renewed on October 23, 2014; committed payments are listed in the table below. The leases have no work requirements.

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

3. South Mountain Project

BeMetals Option Agreement:

On December 30, 2022, the Company agreed to terminate the Option Agreement with BeMetals Corporation. The BeMetals Option Agreement ("the Option Agreement") was entered into on February 27, 2019, under the original terms of the Option Agreement, BeMetals provided the funding to SMMI for project expenses including management services.

According to the terms of the Option Agreement BMET USA and SMMI entered a management contract whereby BeMetals paid $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $ 225,000 was recognized during the nine -month period ended September 30, 2022.

On February 7, 2023, the Company entered into Mutual Release (the "Release") with BeMetals Corp. whereby the Company acknowledged and agreed that BeMetals had completed all of its obligations under the Option Agreement in consideration of a final payment of $33,530, which includes payment of all expenditures incurred through the date of termination. The Company also agreed that BeMetals shall not be obligated to make any additional payments or share issuances further expenditures. The release discharges both parties from any and all claims arising in connection with the Option Agreement

Subsequent to the receipt of the Release payment, the Company made payments of $6,035 related to expenses attributable to the Option Agreement and covered under the Release. For the nine -month period ended September 30, 2023, the remaining balance of $21,495 was recognized in other accrued liabilities, to cover any additional expenses associated with the Option Agreement.

On April 12, 2023, the Company received a notice of Complaint filed in the fourth judicial district court of the State of Idaho by a law firm representing a former mining contractor who had worked on the South Mountain Mine project in the Fall of 2020. The Complaint alleges the Company owes the contractor for past services related to the BeMetals Option Agreement.

On August 16, 2023, the Company extended a settlement offer to the former mining contractor. Subsequently, on September 28, 2023, the Company was notified that the mining contractor's counsel intended to withdraw from the case. The withdrawal process will involve the filing of a motion with the court, followed by a court hearing. Upon the court's approval of the motion, the mining contractor will have a 21-day window to secure new legal representation. Failure to secure new counsel within this period may result in the dismissal of the case.

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

For the three-month period ended September 30, 2023, the Company recognized an unrealized gain on the investment in BeMetals of $30,732 and for the nine-month period ended September 30, 2022, the Company recognized an unrealized loss on the investment in BeMetals of $851,060, respectively. The Company recognized an unrealized loss of $16,688 and $230,072 for the three months ended September 30, 2023 and 2022, respectively.

5. Property and Equipment

In May of 2023 the Company's tent building at the Sonneman portal was damaged beyond repair due to the snow. The tent building was fully depreciated and was disposed of for the historical cost of $65,071. Also, the Company disposed of fully depreciated mining equipment of $21,990, total assets disposed of for the period ended September 30, 2023, was $87,061 The Company's property and equipment are as follows:

	September 30	December 31,
	2023	2022
Vehicles	$22,441	$22,441
Buildings	-	65,071
Construction Equipment	30,407	36,447
Mining Equipment	42,696	58,646
	95,544	182,605
Accumulated Depreciation	(95,544)	(182,053)
	-	552
Deposit	10,000	-
Land	280,333	280,333
Total Property and Equipment	$290,333	$280,885

6. Related Party Transactions

Board of Directors Compensation

On March 16, 2022, the Company's Compensation Committee recommended that the Company's Board of Directors receive nominal compensation for their service. The Company's Board of Directors passed the resolution for Board members compensation on March 21, 2022. For the nine-month period ended September 30, 2023, the amount of cash compensation paid to the Board of Directors was $6,000.

Accrued Payroll

Accrued payroll liabilities of $23,500 represent payroll expenses incurred during the quarter ended September 30, 2023. These costs are for accrued management salaries to Eric Jones, the Company's Chief Executive Officer, and Larry Thackery, the Chief Financial Officer. Payment of the salaries has been deferred until a later date.

Deferred Officer Compensation

Three of the Company's officers began deferring compensation for services on April 1, 2015. On July 31, 2018, the Company stopped expensing and deferring compensation for the three Company officers in the interest of marketing the SMMI project. As part of the BeMetals agreement (Note 3), the Company resumed compensation for these officers on May 15, 2019. The officers' deferred compensation balances at September 30, 2023, and December 31, 2022, represent the balances deferred prior to the BeMetals agreement and are as follows: Eric Jones, President and Chief Executive Officer - $420,000; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $201,500, for a total of $1,041,500.

Accrued Related Party Liability

From 2015 to 2018 the Company engaged Baird Hanson LLP ("Baird"), a company owned by one of the Company's former directors, to provide legal services. The Company's director Joseph Baird retired from the Board of Directors of Thunder Mountain Gold, Inc., and from all other positions or offices with the Company effective April 11, 2022. Baird received $10,000 in payments for the nine-month period ended September 30, 2023. At September 30, 2023, and December 31, 2022, the balance due to Baird for prior years' legal services was $136,685 and $146,685, respectfully.

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

In March 2022, the Company granted 1,820,000 stock options to officers and directors of the Company. The fair value of the options was determined to be $158,341 using the Black Scholes model and included share-based payment awards to nonemployees of $13,920. The Company has elected to recognize the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for a non-employee share-based payment award shall be reversed in the period that the award is forfeited. The options are exercisable on or before March 21, 2027, and have an exercise price of $0.09. The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the quarter ended March 31, 2022.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

March 21, 2022
Stock price	$0.088
Exercise price	$0.09
Expected volatility	188.9%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	2.39%

For the nine-months ended September 30, 2023, no options were granted, and no options expired.

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2022	4,775,000	$0.093

Outstanding and exercisable at September 30, 2023	4,775,000	$0.093

The average remaining contractual term of the options outstanding and exercisable at September 30, 2023, was 1.97 years. On September 30, 2023, options outstanding and exercisable had no aggregate intrinsic value based on the Company's stock price of $0.06 on September 30, 2023.

9. Leases

The Company complies with ASC 842, Leases, for lease accounting. Leases meeting the criteria are categorized as either operating or financing leases and appear on the condensed consolidated balance sheet as Right-of-use assets and lease liabilities. These are determined by discounting fixed lease payments using either the implicit lease rate or the Company's incremental borrowing rate. Lease liabilities increase with interest and decrease with payments over time, while the Right-of-use (ROU) asset is amortized over the lease term. Operating leases result in straight-line rent expense over the term, and finance leases lead to front-loaded expenses. Variable lease costs are recorded when incurred.

On February 1, 2023, the Company renewed its office operating lease for 24 months, incurring a total lease payment of $41,625. This resulted in a liability and Right-of-use asset of $38,701, recognized on the lease's inception date. The calculations employed a 7.0% incremental borrowing rate to discount future rent payments of approximately $1,734 per month over the two-year lease term.

For the three months ended September 30, 2023, $5,203 in operating lease expenses were recorded in Management and administrative expenses. Over the nine months ending September 30, 2023, a total of $13,875 in operating lease expenses were recognized in management and administrative expenses.

The table below displays the future operating lease payments and lease liability as of September 30, 2023, related to the Company's operating lease.

Right of Use (ROU) asset Year Ending December 31,	Total Amount
2023 (remaining three months)	$5,203
2024	21,189
2025	1,734
Total	28,126
Less: Imputed Interest	(1,360)
Total lease Liability	26,766
Less current portion	(18,013)
Non-current lease liability	$8,753

The Company's ROU asset decreased by the net amount of $12,311 for a total amount of $26,390, for the period ended September 30, 2023. The lease contains no renewal option.

10.  Subsequent Events

On October 25, 2023, the Company was notified of the court's approval of the withdrawal of the mining contractor's attorney (See note 3). With the court's approval of the motion, the mining contractor will have 21-days, ending November 15, 2023, to secure new legal representation. Failure to secure new counsel within this period may result in the dismissal of the case.

Item 2. Management's Discussion and Analysis or Results of Operation

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

The South Mountain Project

South Mountain is a polymetallic development project focused on high-grade zinc, silver, and gold. It is located approximately 70 miles southwest of Boise, Idaho (see Figure 2). The Project was intermittently mined from the late 1800s to the late 1960s and its existing underground workings remain intact and well maintained. Historic production at the Project has largely come from high-grade massive sulfide zones that remain open at depth and along strike. According to historical smelter records, approximately 53,642 tons of mineralized material has been mined to date. These records also indicate average grades; 14.5% Zn, 11.63 opt Ag, 0.063 opt Au, 2.4% Pb, and 1.4% Cu were mined.

Thunder Mountain Gold Inc. purchased the Project in 2007, and has continued to advance it, investing in excess of US$20M during that period. The current mineral resource estimate of the deposit is detailed in Table 3 below, and the Company is currently in the process of completing an updated Mineral Resource Estimate, along with a Preliminary Economic Analysis the Project is largely on and surrounded by private surface land, and as such, the permitting and environmental aspects of the Project are expected to be straightforward. Permits are currently in place for underground and surface exploration and development activities.

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

Information concerning our mining properties has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties. You are cautioned that mineral resources do not have demonstrated economic value. Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources, in particular, have a great amount of uncertainty as to their existence and their economic and legal feasibility. Investors are cautioned not to assume that any part or all of the Inferred Resource exists or is economically or legally mineable. See Item 1A, Risk Factors.

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

Employees

The Company employs two full-time officers. As part of the BeMetals agreement, the Company allowed these officers to work on the South Mountain Project on a consulting arrangement with BeMetals. It is anticipated that the employees will continue their work with the Company.

Results of Operations:

For the three months ended September 30, 2023, the Company recorded a net loss of $119,701, compared to a net loss of $298,490, for the same period ended September 30, 2022. Net Loss for the nine-month period ended September 30, 2023, was $427,355 compared to a net loss of $1,263,799 for the same period in 2022. The increase in net income for the three months ended September 30, 2023, is primarily due to an increase in the market value of the Company's investment in BeMetals stock. For the three-month period ended September 30, 2023, the Company recognized an unrealized loss on the investment in BeMetals of $16,688. On September 30, 2023 for the nine month period ended the Company had a unrealized gain of $30,732. The Company recognized an unrealized loss of $230,072 and a loss of $851,060 for the three- and nine-month periods ended September 30, 2022.

Three-month period comparisons

The Company recognized no income in management services income for the three-month period ended on September 30, 2023, compared to $75,000 recognized for the quarter ended September 30, 2022. The decrease in revenue is due to the termination of the BeMetals Option Agreement (see Note 3).

Operating expenses for the three months ended September 30, 2023, of $103,409 decreased from the same respective period in 2022 by $40,503 or 28%. Exploration expenses for the three months ended September 30, 2023, witnessed an increase of $11,681 in comparison to the same period in 2022. This rise in exploration expenses is attributed to the termination of the BeMetals Option Agreement. On December 30, 2022, the Company mutually agreed with BeMetals Corporation to terminate the Option Agreement, wherein BeMetals had been providing funding for project expenses, including exploration expenses to South Mountain Mines project. Legal and accounting costs decreased in the three-month period ended September 30, 2023, compared to 2022 by $9,250 for a total of $12,753 Management and administrative expenses decreased by $42,603 or 35%. This decrease in management and administration costs was due to the shareholders meeting and higher payroll, insurance cost incurred for the three months ended September 30, 2022 versus three months ended September 30, 2023.

Nine-month period comparisons

The Company recognized no income from management services for the nine-month period ended September 30, 2023, compared to $225,000 in total revenue for the nine-month period ended on September 30, 2022. The decrease in revenue is due to the termination of the BeMetals Option Agreement (see Note 3).

Operating expenses for the nine months ended September 30, 2023, of $459,807 decreased from the same respective period in 2022 by $178,524 or 28%. Exploration expenses for the nine months ended September 30, 2023, witnessed an increase of $52,450 in comparison to the same period in 2022. This rise in exploration expenses is attributed to the termination of the BeMetals Option Agreement. On December 30, 2022, the Company mutually agreed with BeMetals Corporation to terminate the Option Agreement, wherein BeMetals had been providing funding for project expenses, including exploration expenses to South Mountain Mines project. Legal and accounting costs decreased by $17,379 or 16% for a total of $88,950. Management and administrative expenses decreased by $212,925 or 40% principally due to stock compensation of $158,341 for stock options issued to our officers and directors on March 21, 2022. There were no stock options issued during the nine months ended September 30, 2023.

Liquidity and Capital Resources:

The condensed consolidated financial statements for the period ended September 30, 2023, have been prepared under the assumption that we will continue as a going concern. Such an assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements for the nine-month period ended September 30, 2023, and based upon current plans, management is confident that the Company will have cash reserves and available for sale securities sufficient to cover normal operating expenditures for the foreseeable future. Factors considered in substantiating this conclusion include:

  On September 30, 2023, the Company had cash and cash equivalents of $209,529.
  The Company has 8 million common shares of BMET USA with a market value of $769,344, on September 30, 2023.
  The ability to raise additional equity capital based upon the results of the exploration and development conducted by BeMetals.

It is important to note, upon the termination of BeMetals South Mountain Option Agreement, the Company's management immediately commenced marketing the South Mountain Project to other groups that have expressed an interest.

At September 30, 2023, we have current assets of $1,018,451. For the nine months ended September 30, 2023, net cash used for operating activities was $463,139. Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough cash to complete our exploration programs, we will make every effort to raise additional funds from public offerings, sale of liquid stock or loans. To address liquidity concerns, the Company has considered the following:

  On October 19, 2023, we had $176,386 cash in our bank accounts.
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

On August 16, 2023, the Company extended a settlement offer to the former mining contractor. During the mailing process of the Company's offer, the contractor's attorney communicated their willingness to accept a slightly higher settlement amount. Subsequently, on September 28, 2023, the Company was notified that the mining contractor's counsel intended to withdraw from the case. The withdrawal process will involve the filing of a motion with the court, followed by a court hearing. Upon the court's approval of the motion, the mining contractor will have a 21-day window to secure new legal representation. Failure to secure new counsel within this period may result in the dismissal of the case.

Item 1A. Risk Factors.

Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. Mineral interests are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of September 30, 2023.

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

During the period ended September 30, 2023, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

By	/s/ Eric T. Jones
Eric T. Jones
President and Chief Executive Officer
Date: November 14, 2023

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By	/s/ Larry Thackery
Larry Thackery
Chief Financial Officer
Date: November 14, 2023