Form 10-K
period 2023-12-31
THUNDER MOUNTAIN GOLD INC
filed 2024-03-12
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company  ☒     Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of it's internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter:  $ 2,595,841 as of June 30, 2023.

The number of shares of the Registrant's Common Stock outstanding as of February 15, 2024, was 60,855,579.

THUNDER MOUNTAIN GOLD, INC.

Form 10-K

December 31, 2023

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

The amount and nature of future capital, development and exploration expenditures.

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

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes ("Notes") thereto for the fiscal year ended December 31, 2023. The following statements may be forward looking in nature and actual results may differ materially.

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

On November 4, 2016, SMMI became Managing Member and controlling Member of OGT, through a judicially ratified settlement with ISGC II. The Company's wholly owned subsidiary SMMI is the sole manager of the South Mountain Project in its entirety through a separate Mining Lease with Option to Purchase ("Lease Option") with the Company's majority-owned subsidiary OGT. SMMI has an option to purchase the South Mountain mineral interest for a capped $5 million less net returns royalties paid through the date of exercise. The Lease Option expires in November 2026. If SMMI exercises the option, the option payment of $5 million less advance royalties will be distributed 100% by OGT to OGT's minority member. Under the Lease Option, SMMI pays an advance of $5,000 net returns royalty to OGT annually on November 4 which is distributed to OGT's minority member.

Current Operations

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

Subsequent to the receipt of the Release payment, the Company made payments of $6,035 related to expenses attributable to the Option Agreement and covered under the Release. For the nine-month period ended September 30, 2023, the remaining balance of $21,495 was recognized in other accrued liabilities, to cover any additional expenses associated with the Option Agreement.

On April 12, 2023, the Company was served with a Complaint filed in the fourth judicial district court of the State of Idaho by legal representatives of a former mining contractor who had provided services for the South Mountain Mine project in the Fall of 2020.The case was subsequently dismissed with prejudice, and a judgment to that effect was entered on November 21, 2023. The contractor had a 42-day window from the date of judgment to appeal, which expired on January 2, 2024. No appeal was filed within this timeframe, leading to the dismissal of the claim.

Reports to Security Holders

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC. Electronically filed reports may be accessed at www.sec.gov. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330.

ITEM 1A - RISK FACTORS

Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. Mineral interests are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of December 31, 2023.

We have no income and limited resources.

The Company's viability as a going concern hinge on its capacity to secure capital for future exploration and working capital needs. The primary means of funding anticipated for sustaining operations will be through the issuance of debt, the sale of our common stock, or sale of a property interest, with the eventual profitable development of mining properties. It is important to note that the availability of funds from these sources is not guaranteed. Failure to successfully raise additional capital may impede property development, necessitating asset liquidation.

On December 31, 2023 the Company had cash and cash equivalents of $170,628. In 2019 in connection with the BeMetals Option Agreement (see Note 3), the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875. On December 31, 2023, the fair value of the remaining 6.636 million shares held by the Company is $427,836, and these shares are unrestricted. The Company does have the option of selling these shares to raise additional cash. On January 18, 2024, the Company sold the remaining 6,636,000 shares held in BeMetals Corp. for a total consideration of $384,467 (equivalent to CAD $518,223).

We have no proven reserves.

We have no proven reserves at any of our properties. We only have measured, indicated, and inferred, along with assay samples at South Mountain; and assay samples at some of our other exploration properties.

Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation SK, which first became applicable to us for the fiscal year ended December 31, 2022. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties. You are cautioned that mineral resources do not have demonstrated economic value. Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources, in particular, have a great amount of uncertainty as to their existence and their economic and legal feasibility. Investors are cautioned not to assume that any part or all of the Inferred Resource exists or is economically or legally mineable. See Item 1A, Risk Factors.

Disclosure of the NI-43-101 has been prepared in accordance with the requirements of Canadian securities laws, including Canadian National Instrument 43-101 ("NI 43-101"). The Highlights of South Mountain NI-43-101 section refers to "mineral resources," "measured mineral resources," "indicated mineral resources," and "inferred mineral resources."

We believe that there is substantial doubt about our ability to continue as a going concern.

On December 30, 2022, the Company agreed to terminate an option agreement on the South Mountain Project with BeMetals Corporation ("BeMetals"). The termination of the option agreement leaves the Company without recurring management fee revenue or operations funding, resulting in our ability to achieve and maintain profitability and positive cash flow. The Company is dependent upon our ability to locate and ultimately extract our proven or probable precious metals reserves, if any, our ability to generate positive net revenues and our ability to reduce our operating costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because we will incur exploration costs and do not expect to generate revenue. Continued failure to generate revenues could cause us to go out of business. Our financial statements, for the year ended December 31, 2023 were audited by our independent registered public accountants, whose report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our plans to continue as a going concern include financing our operations through a company merger, lease option purchase or sales of unregistered common stock and the exercising of stock options by our officers, directors and originators. If we are not successful with our plans, equity holders could then lose all or a substantial portion of their investment.

With a cash balance of $170,628 as of December 31, 2023, we hold 6.636 million unrestricted shares of BeMetals Corp. common stock, valued at $427,836. Intending to sell these shares for additional cash, we plan to raise funds in 2024 to meet operating and capital requirements for the next 12 months and beyond. Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from public offerings, private placement or loans.

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

Our business faces significant risks by information technology disruptions by cyber-attacks.

The frequency and sophistication of cybersecurity incidents, such as the installation of malicious software and unauthorized data access, are on the rise. Our operations depend, in part, on how well we and our vendors protect networks, equipment, IT systems and software against damage from several threats, including, but not limited to natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. Any of these and other events could result in IT system failures, delays, a material disruption of our business or increases in capital expenses. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems and software, as well as preemptive expenses to mitigate the risks of failures.

The effectiveness of our operations hinges on our ability, as well as that of our vendors, to safeguard our networks, equipment, and IT systems from various threats, including but not limited to natural disasters, deliberate sabotage, fire, power outages, hacking, viruses, vandalism, theft, malware, ransomware, and phishing attacks. Any of these events could lead to IT system failures, operational delays, substantial disruptions to our business, or increased capital expenditure. The ongoing functionality of our operations also depends on the prompt maintenance, upgrading, and replacement of networks, equipment, and IT systems, along with preemptive spending to mitigate potential failure risks.

Moreover, the significance of our information technology systems and networks will escalate with a growing number of our employees working remotely. Additionally, should one of our service providers falters without prompt replacement, our ability to effectively manage outsourced functions could be compromised. While we believe we have implemented appropriate measures to mitigate these risks, the unpredictable nature and scope of IT disruptions could leave us vulnerable to system manipulation, financial losses from remedial actions, or other adverse impacts on our financial condition and operational results.

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

The Company has accrued $81,250 Accrued Reclamation costs regarding the South Mountain Mine project. Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Once we undertake any trenching or drilling activities, a reclamation bond and a permit may be required under applicable laws. Currently, we have no obligations for financial assurances of any kind, and are unable to undertake any trenching, drilling, or development on any of our properties until we obtain financial assurances pursuant to applicable regulations to cover potential liabilities.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.

Internal control systems provide only reasonable assurance that fraud and errors will be detected within the normal course of operations. The Company's management strives to maintain internal controls that are effective and commensurate for the size and scope of the business being conducted by the Company. The Company realizes the need to be proactive in this area and continues to evaluate ways of improving internal controls that are practical and cost effective for the size, structure, and future existence of our organization. The Company's Chief Financial Officer initiates and records all transactions. The transactions are reviewed and approved by the Company's President and CEO and reviewed by the Company's Vice President and COO. Capital Items and expenditures more than $5,000 must be approved by the Board of Directors, even if it is a line item in a Board Approved Budget. In addition, The Company has a Corporate Code of Business Conduct and Ethics (the "Code") which is acknowledged by officers and directors. This Corporate Governance applies to Thunder Mountain Gold Inc. and its subsidiaries (collectively, the "Company").

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 1C - CYBERSECURITY

The Company recognizes the critical importance of cybersecurity in safeguarding sensitive information, maintaining operational resilience, and protecting stakeholders' interests. This cybersecurity policy is designed to establish a comprehensive framework for identifying, assessing, mitigating, and responding to cybersecurity risks across the organization.

The Company is in the process of establishing a cybersecurity policy which implement protocols to evaluate, recognize, and address significant risks, including those posed by cybersecurity threats. This strategy encompasses the utilization of standard traffic monitoring tools, educating personnel to identify and report abnormal activities, and partnering with reputable service providers capable of upholding security standards equivalent to or exceeding our own.

These measures are to be seamlessly integrated into our broader operational risk management framework aimed at minimizing exposure to unnecessary risks across our operations. For cybersecurity, we collaborate with expert consultants and third-party service providers to implement industry-standard strategies aimed at identifying and mitigating potential threats or vulnerabilities within our systems. Additionally, the policy strategy will have a comprehensive cyber crisis response plan to manage high severity security incidents, ensuring efficient coordination across the organization.

Cybersecurity threats haven't significantly impacted our operations, and we don't anticipate such risks materially affecting our business, strategy, financial condition, or results of operations. However, given the escalating sophistication of cyber threats, our preventive measures may not always suffice. Despite well-designed controls, we acknowledge the inability to foresee all security breaches, including those stemming from third-party misuse of AI technologies, and the potential challenges in implementing timely preventive measures. Please refer to Item 1A: Risk Factors for further insights into cyber attack-related risks.

The Chief Financial Officer will oversees our information security programs, including cybersecurity initiatives, and is integrated into our Cybersecurity Incident response process. The Audit committee oversees cybersecurity risk management activities, supported by Company management, the Board of Directors, and external consultants. We assess and prioritize risks based on potential impact, implement technical controls, and monitor third-party vendors' security practices.

ITEM 2 - DESCRIPTION OF PROPERTIES

The Company, including its subsidiaries, owns mining rights, mining claims, and properties in the mining areas of Nevada and Idaho, which includes its South Mountain Property in Idaho, and its Trout Creek Property in Nevada.

The Company owns 100% of the outstanding stock of Thunder Mountain Resources, Inc., a Nevada Corporation. Thunder Mountain Resources, Inc. owns 100% of the outstanding stock of South Mountain Mines, Inc. (SMMI), an Idaho Corporation., Thunder Mountain Resources, Inc. completed the direct purchase of 100% ownership of South Mountain Mines, Inc. on September 27, 2007, which consisted of 17 patented mining claims (approximately 327 acres) located in Owyhee County in southwestern Idaho. After the purchase, Thunder Mountain Resources staked 21 unpatented lode mining claims and obtained mineral leases on 489 acres of adjoining private ranch land.

The current land package at South Mountain consists of 18 patented mining claims encompassing approximately 346 acres, 36 acres of private land, 21 unpatented mining lode claims covering approximately 290 acres, and approximately 489 acres of leased private land. In addition, the project owns 360 acres of private land (mill site) not contiguous with the mining claims. All holdings are in the South Mountain Mining District, Owyhee County, Idaho.

The Company's plan of operation for the next twelve months, subject to business conditions, will be to continue to advance the South Mountain Project, including continued baseline environmental and engineering work necessary to complete a Preliminary Economic Analysis or Initial Analysis.

The South Mountain Project

The South Mountain Mine is a polymetallic development project focused on high-grade zinc, silver, gold, and copper. It is located approximately 70 miles southwest of Boise, Idaho (see Figure 2). The Project was intermittently mined from the late 1800s to the late 1960s and its existing underground workings remain intact and well maintained. Historic production at the Project has largely come from high-grade massive sulfide zones that remain open at depth and along strike. According to historical smelter records, approximately 53,642 tons of mineralized material has been mined to date. These records also indicate average grades; 14.5% Zn, 11.63 opt Ag, 0.063 opt Au, 2.4% Pb, and 1.4% Cu were mined.

Thunder Mountain Gold Inc. purchased the Project in 2007, after selling its main asset in central Idaho and donating thousands of acres at that site to conservation. The Company continues to advance South Mountain, investing in excess of $20M during this period. The Project is largely on, and surrounded by private land, and as such, the permitting and environmental aspects of the Project are expected to be straightforward. Permits are currently in place for underground and surface exploration and development activities.

Figure 2. Location of South Mountain Project

PROJECT HIGHLIGHTS - SOUTH MOUNTAIN PROJECT

On December 21, 2023, the Company filed and reported a new and updated independent NI 43-101 Mineral Resource Estimate ("43-101 43-101 MRE") incorporating results from surface diamond drilling program conducting in 2021 at the South Mountain Project ("South Mountain" or "South Mountain Project" or the "Property") in southwestern Idaho, U.S.A. The updated 43-101 MRE includes an increased resource for the Project while maintaining the high-grade mineralization. The updated Independent 43-101 MRE, which has an effective date of October 16, 2023, was prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI-43-101") by Hard Rock Consulting, LLC, based in the U.S.A.

This report is endorsed by the following Qualified Persons, as defined by NI 43-101: Ms. J.J. Brown, P.G., Mr. Jeffrey Choquette, P.E., and Mr. Richard Schwering, all of Hard Rock Consulting (HRC).

HIGHLIGHTS OF UPDATED MINERAL RESOURCE

  Measured & Indicated ("M&I"): 223,000 tons grading 9.02% Zinc ("Zn"), 4.27 ounces per ton ("opt") Silver ("Ag"), 0.059 opt Gold ("Au"), 0.64% Copper ("Cu"), and 0.94% Lead ("Pb").

  This represents a 7.7% increase to the M&I tonnage from the previous 2021 43-101 MRE, with a 18.82% Zn equivalent grade ("ZnEq"), or a 20.55opt Ag equivalent grade ("AgEq")

  Inferred: 959,000 tons grading 7.56% Zn (14% increase in Zn lbs), 5.67 opt Ag (14.10% increase in Ag ounces), 0.037 opt Au (3.3% increase in Au ounces), 0.80% Cu (14.5% increase in Cu lbs), and 1.06% Pb (25.4% increase in Pb lbs).

  This represents a 15.1% increase in the Inferred tonnage from the previous 2021 43-101 MRE with an 17.2% ZnEq or a 19.30 opt AgEq.

  The DMEA Zone in the model was extended an additional 250 feet down dip and remains open.

This latest round of drilling completed during the late fall of 2021 proves the continuation of the down plunge extension of the DMEA zone at depth. This zone remains open in both directions. All the of the drill results have now been in incorporated into the updated 43-101 MRE for the South Mountain deposit. The increase in Measured and Indicated tons are the result of updated metal prices and mining costs. Surface drilling completed in 2021 accounts for approximately 8% of the increase in Inferred tons, while the remaining 7% increase is due to updated metal prices and mining costs.

Table 1 below provides the Mineral Resource Statement for the Project in U.S. units with details of the modelling methodology and cut-off grades applied to the mineral resource. Figure 1 illustrates the principal areas where the South Mountain deposit has been expanded from the historical 43-101 MRE that was completed in 2021. The historical Technical Report for the Mineral Resource Estimate for the South Mountain Project Owyhee County, Idaho USA Report Date: June 15, 2021 - is filed on SEDAR.

Table 1. South Mountain Mineral Resource Statement (U.S. Units)

Metallurgical Domain	Massive Sulfide Type
Classification	Measured	Indicated	Measured + Indicated	Inferred
Short Tons	54,000	122,000	176,000	868,000
NSR ($/sh. Ton)	343.35	370.05	361.92	307.62
Zinc (%)	11.51	11.15	11.26	8.25
Zinc (lb.)	12,300,000	27,300,000	39,600,000	143,200,000
Silver (t. oz/ sh. Ton)	3.62	4.74	4.39	5.96
Silver (t. oz)	194,000	580,000	774,000	5,177,000
Gold (t. oz/ sh. Ton)	0.070	0.074	0.073	0.040
Gold (t. oz)	3,800	9,100	12,900	34,700
Copper (%)	0.45	0.55	0.52	0.74
Copper (lb.)	500,000	1,300,000	1,800,000	12,800,000
Lead (%)	0.79	1.32	1.16	1.16
Lead (lb.)	850,000	3,240,000	4,080,000	20,200,000
ZnEq (%)	19.54	20.93	20.51	17.69
ZnEq (lb.)	20,900,000	51,200,000	72,200,000	307,200,000
Metallurgical Domain	Skarn Type
Classification	Measured	Indicated	Measured + Indicated	Inferred
Short Tons	15,000	32,000	47,000	91,000
NSR ($/sh. Ton)	196.71	149.31	164.73	166.76
Zinc (%)	0.99	0.44	0.62	1.02
Zinc (lb.)	300,000	300,000	600,000	1,900,000
Silver (t. oz/ sh. Ton)	4.61	3.44	3.82	2.86
Silver (oz/ sh. Ton)	70,000	109,000	179,000	261,000
Gold (t. oz/ sh. Ton)	0.017	0.005	0.009	0.005
Gold (oz/ sh. Ton)	300	100	400	400
Copper (%)	1.12	1.12	1.12	1.41
Copper (lb.)	300,000	700,000	1,000,000	2,600,000
Lead (%)	0.27	0.07	0.13	0.04
Lead (lb.)	80,000	40,000	120,000	70,000
ZnEq (%)	14.83	11.38	12.50	12.65
ZnEq (lb.)	4,500,000	7,200,000	11,700,000	23,100,000
Metallurgical Domain	Total
Classification	Measured	Indicated	Measured + Indicated	Inferred
Short Tons	69,000	154,000	223,000	959,000
NSR ($/sh. Ton)	310.88	324.73	320.46	294.21
Zinc (%)	9.18	8.95	9.02	7.56
Zinc (lb.)	12,600,000	27,600,000	40,200,000	145,000,000
Silver (t. oz/ sh. Ton)	3.84	4.47	4.27	5.67
Silver (oz/ sh. Ton)	264,000	688,000	953,000	5,438,000
Gold (t. oz/ sh. Ton)	0.058	0.060	0.059	0.037
Gold (oz/ sh. Ton)	4,000	9,300	13,300	35,200
Copper (%)	0.60	0.66	0.64	0.80
Copper (lb.)	800,000	2,000,000	2,900,000	15,400,000
Lead (%)	0.67	1.06	0.94	1.06
Lead (lb.)	930,000	3,280,000	4,210,000	20,270,000
ZnEq (%)	18.50	18.97	18.82	17.21
ZnEq (lb.)	25,500,000	58,400,000	83,900,000	330,300,000

1. The effective date of the mineral resource estimate is October 16, 2023. The QP for the estimate Mr. Richard A. Schwering, SME-RM, P.G., of Hard Rock Consulting, LLC. is independent of South Mountain Mining, LLC.

2. Mineral resources are not mineral reserves and do not have demonstrated economic viability such as diluting materials and allowances for losses that may occur when material is mined or extracted; or modifying factors including but not restricted to mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors.

3. Inferred mineral resources are part of a mineral resource for which the grade or quality are estimated on the basis of limited geological evidence and sampling. Inferred mineral resources do not have demonstrated economic viability and may not be converted to mineral reserves. It is reasonably expected, though not guaranteed, that the majority of Inferred mineral resources could be upgraded to Indicated mineral resources with continued exploration.

4. The mineral resource is reported at an underground mining cut-off of $97.50 U.S. Net Smelter Return ("NSR") within coherent wireframe models. The NSR calculation and cut-off is based on the following assumptions: an Au price of $1,800/oz, a Ag price of $23.50/oz, a Pb price of $1.00/lb., a Zn price of $1.35/lb. and a Cu price of $4.00/lb.; Massive Sulfide type metallurgical recoveries and payables of 52.25% for Au, 71.25% for Ag, 71.40% for Zn, 66.50% for Pb, and 49.00% for Cu and a total smelter cost of $33.29; Skarn type metallurgical recoveries and payables of 71.25% for Au, 80.75% for Ag, 51.00% for Zn, 47.50% for Pb, and 87.70% for Cu and a smelter cost of $7.24; assumed mining cost of $65/ton, process costs of $25/ton, general and administrative costs of $7.50/ton. Based on the stated prices and recoveries the NSR formula is calculated as follows; NSR = (Ag grade * Ag price * Ag Recovery and Payable) + (Au grade * Au price * Au Recovery and Payable) + (Pb grade * 20 * Pb Price * Pb Recovery and Payable) + (Cu grade * 20 * Cu Price * Cu Recovery and Payable) + (Zn grade * 20 * Zn Price * Zn Recovery and Payable) for each metallurgical domain. The zinc equivalent grades were calculated as Zn Grade + (((Pb Price * Pb Recovery and Payable) / (Zn Price*Zn Recovery and Payable)) * Pb Grade) + (((Cu Price * Cu Recovery and Payable) / (Zn Price * Zn Recovery and Payable)) * Cu Grade) + (((Ag Price * Ag Recovery and Payable) / (Zn Price * 20 * Zn Recovery and Payable)) * Ag Grade) + (((Au Price * Au Recovery and Payable) / (Zn Price * 20 * Zn Recovery and Payable)) * Au Grade) for each metallurgical domain.

5. Rounding may result in apparent differences when summing tons, grade and contained metal content. Tonnage and grade are in U.S. Customary units.

Figure 1: 3D Perspective view inclined 200 looking north-north-east, indicating the areas of the expanded mineral resource, with zones that are open.

Laxey Level (7,150ft. RL)
MB 4 ZONE
Sonneman Level (6850 ft. RL)
LAXEY ZONE
OPEN
OPEN
OPEN
OPEN
OPEN
OPEN
OPEN
TEXAS ZONE
Measured and Indicated Resources Above $97.50 NSR Cut-off (223,000 Sh. Tons)
2021 Drill hole trace
DMEA ZONE
Inferred Resources Above $97.50 Cut-off (959,000 Sh. Tons)
The Updated Mineral Resource Shows
A 7.7% INCREASE IN MEASURED & INDICACTED TONNAGE
A 15.1% INCREASE IN INFERRED TONNAGE
Since the 2021 MRE
SM21-052 Sulfide Intercept
1429.7' - 1435.6' (347 g/t Ag & 12.2% Zn)
(6,000 ft. RL)
SM21-052
SM21-053
Looking North
0 100 200 300
Feet
Thunder Mountain Gold Inc
+2310000 E
+2310300 E
+2310600 E
+2310900 E
+2311200 E
+2311500 E
+2311800 E
+2312100 E
+2312400 E

Qualified Person Statement for the Mineral Resource Estimate

Mr. Richard A. Schwering, P.G., SME-RM, a Resource Geologist with Hard Rock Consulting, LLC, is responsible for the South Mountain Project Mineral Resource Estimate with an effective date of October 16, 2023. Mr. Schwering is a Qualified Person as defined by NI43-101 and is independent of Thunder Mountain Gold Inc., and South Mountain Mines, Inc. Mr. Schwering estimated the mineral resources based on drill hole and channel sample data constrained by geologic boundaries using an Ordinary Krig algorithm. The Geologic Model and Mineral Resource Estimate were completed using Leapfrog Geo® Software version 2023.1.1. Hard Rock Consulting also completed the previous resource estimate.

Additional Project Highlights

On December 13, 2023, the Company completed a land purchase of an additional 56 acres of strategic land at the Company`s South Mountain Project. The land is a combination of both patented and private land, with full mineral rights, and was previously leased by the Company in prior years. The parcel is contiguous with the South Mountain patented claims and is important to the future development of the Texas Zone. This land acquisition covers a gap in the main mine area and eliminates any outside ownership within the main mine area.

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

In May of 2021, the Company and its project team completed an updated Mineral Resource Estimate ("MRE"), incorporating results from Phase 1 and 2 underground diamond drilling programs at the South Mountain Project. The updated MRE includes a substantially increased resource for the Project while maintaining the high-grade nature of the mineralization.

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

Based on the last two phases of underground drilling, the surface core drilling, and all the historical exploration data available, the Company believes there is the potential to expand the down-plunge extensions of the mineral resource with this new phase of surface drilling at the Property.

South Mountain Project - BeMetals Option Agreement

In 2019, Thunder Mountain Gold Inc. and BeMetals Corp. formed a project team early in 2019 that is focused on advancing the South Mountain Project.

The project team commenced drilling at South Mountain in July of 2019 and drilled twenty-one holes totaling 7,517 feet (2,290 meters) from five underground drilling stations within the Sonneman level. The drilling program was designed to test potential down plunge extensions, and overall continuity to the mineralized zones and confirm the grade distribution of the current polymetallic mineral resource. All of the drill core recovered from the drilling was logged on site and assayed by ALS Chemex. Selected intervals and results are summarized in the Company`s Form 10K for the year ended December 31, 2022.

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

The Company does not plan to conduct any work on the Trout Creek Property in 2024, but instead will focus all of their efforts on their South Mountain Project.

There are currently no environmental permits required for the planned exploration work on the property. In the future, a notice of intent may be required by the Bureau of Land Management.

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

During the years ended December 31, 2023 and 2022, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Holders:

As of December 31, 2023, there were approximately 1,168 shareholders of record of the Company's common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Transfer Agent:

Our independent stock transfer agent in the United States is Computershare Shareholder Services, located at 8742 Lucent Blvd., Suite 225, Highlands Ranch, CO 80129. In Canada, our Agent is Computershare, TORU - Toronto, University Ave, 100 University Ave, 8th Floor, Toronto, ON M5J 2Y1, CANADA.

Dividends:

No dividends were paid by the Registrant in 2023 or 2022, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

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

The Company continued advancement of the South Mountain Project in 2023 with the Company filing and reporting a new and updated independent NI 43-101 Mineral Resource Estimate ("43-101 43-101 MRE"). This new filing incorporated results from surface diamond drilling program conducting in 2021 at the South Mountain Project ("South Mountain" or "South Mountain Project" or the "Property") in southwestern Idaho, U.S.A. The updated 43-101 MRE includes an increased resource for the Project while maintaining the high-grade mineralization. The updated Independent 43-101 MRE, which has an effective date of October 16, 2023, was prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI-43-101") by Hard Rock Consulting, LLC, based in the U.S.A.

The Company also purchased an additional 56 acres of strategic land at South Mountain in 2023. The addition is a combination of both patented and private land, with full mineral rights.

The Company will continue advancing the project and focusing on increasing the resource in 2024.

Results of Operations:

In 2023, the Company reported a net loss of $817,227 ($0.01 per share), improving from a net loss of $1,244,739 ($0.02 per share) in 2022. The decrease in 2023's net loss is primarily attributed to a smaller unrealized loss of the Company's investment in BeMetals stock during 2023 as compared to 2022. During the year ended December 31, 2023, the Company recognized an unrealized loss on the investment in BeMetals amounting to $178,604, compared to an unrealized loss of $782,072 on December 31, 2022. This change resulted in a net loss decrease of $602,468 for the year ended December 31, 2023.

Fourth Quarter comparisons

The Company recognized no income in management services income for the fourth quarter ended on December 31, 2023, compared to $75,000 recognized for the quarter ended December 31, 2022. The decrease in revenue is due to the termination of the BeMetals Option Agreement (see Note 3).

Operating expenses for the fourth quarter ended December 31, 2023, of $154,884 increased from the same respective period in 2022 by $46,945 or 44%. Exploration expenses for the three months ended December 31, 2023, witnessed an increase of $35,096 in comparison to the same period in 2022. This rise in exploration expenses is attributed to the termination of the BeMetals Option Agreement. On December 30, 2022, the Company mutually agreed with BeMetals Corporation to terminate the Option Agreement, wherein BeMetals had been providing funding for project expenses, including exploration expenses to South Mountain Mines project.

Legal and accounting costs increased in the fourth quarter ended December 31, 2023, compared to 2022 by $19,425 for a total of $26,813. The increase in legal and accounting costs is attributed to the Company's pursuit of financing operations. management and administrative expenses decreased by $7,245 or 7%, for the fourth quarter ended December 31, 2023.

Year-end comparisons December 31, 2023 vs 2022

For the year ending December 31, 2023, the Company reported no income from management services, contrasting with the $300,000 total revenue recorded in the previous year ending December 31, 2022. This decline in revenue is a direct consequence of terminating the BeMetals Option Agreement (refer to Note 3).

Operating expenses for the year ending December 31, 2023, amounted to $614,691, reflecting a decrease of $131,579, or 18%, from the same period in 2022. Exploration expenses for the year ending December 31, 2023, increased by $87,546 compared to the corresponding period in 2022, driven by the termination of the BeMetals Option Agreement. On December 30, 2022, the Company and BeMetals Corporation mutually agreed to terminate the Option Agreement, resulting in the discontinuation of BeMetals' funding for project expenses, including exploration expenses at the South Mountain Mines project.

Legal and accounting costs increased by $2,046, or 1%, totaling $115,763 for the year ending December 31, 2023. Meanwhile, Management and administrative expenses decreased by $220,170, or 35%, primarily attributed to the reduction in stock compensation of $158,341 for stock options issued to our officers and directors on March 21, 2022. Notably, there were no stock options issued during the year ending December 31, 2023.

Liquidity and Capital Resources:

The consolidated financial statements accompanying this report have been prepared assuming the Company will continue as a going concern. As of December 31, 2023, the Company understands it faces liquidity challenges with managing cash to sustain normal operations for the next 12 months.

Long-term strategies involve financing through stock or debt sales and eventual profitability from mining operations. Capital raising efforts are challenging given the current capital market conditions and the broader economic climate in the United States. Company management is actively seeking additional funds through various means, including public offerings, private placements, mergers, option agreements, and external debt, to ensure the Company's viability, and feel confident continuing as a going concern for the next 12 months.

In November 2023 the Company sold 1,364,000 shares of BeMetals Corp for $86,681 (CAD $119,024). The sales included commissions of $2,600 (CAD $3,570) and a foreign exchange loss of $294. The Company recognized a total net amount of $84,081 (CAD $115,409), resulting in a recognized loss of $ 47,091. This loss is included in other income on the Statement of Operations.

The Company had an unrealized loss on the change in fair value of the BeMetals investment of $179,604 for the year ended December 31, 2023, compared to an unrealized loss of $782,072 for the year ended December 31, 2022. The remaining 6.636 million shares of BeMetals stock held by the Company were sold after year-end 2023 for a total consideration of $384,467. See Note 11 Subsequent Events.

While the Company does not currently have cash sufficient to support aggressive exploration work at South Mountain, we believe that the survivability of Thunder Mountain Gold can be aided by the following:

  On December 31, 2023, the Company had cash and cash equivalents of $170,628.
  Subsequent to December 31, 2023, the Company sold 6.636 million common shares of BMET USA as mentioned above.
  Management and the Board have not undertaken plans or commitments that exceed the cash available to the Company beyond fiscal year 2024. We do not include in this consideration any additional investment funds mentioned below. Management is committed to managing expenses of all types to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.

Our plans for the long-term viability include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties.

At December 31, 2023, we have current assets of $632,250. Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough cash to complete our exploration programs, we will make every effort to raise additional funds from public offerings, sale of liquid stock or loans.

  On February 21, 2024, we had $461,266 cash in our bank accounts.
  We do not include in this consideration any option payments mentioned below.
  Management is committed to managing expenses of all types to not exceed the on-hand cash resources of the Company at any point in time, now or in the future.
  The Company will also consider other sources of funding, including potential mergers or lease option to purchase, the sale of all or part of the Company`s assets, and/or additional farm-out of its other exploration property.

For the year ended December 31, 2023, the Company reports net cash used by operating activities of $543,994 compared to cash used by operating activities of $402,136 in 2022. During the year ended December 31, 2023, net cash source from investment activities was $31,905. The Company reported $84,081 that was generated from the sale of BeMetals common stock. On December 13, 2023, the Company purchased 56 acres of private land for $52,176. This was strategic to exploration and development, and contiguous on the south end of the existing patented and lode claims at the South Mountain Project. The Company reported no cash used for financing activities compared to $71,768 used for the year ended December 31, 2022. The Company reported a net cash decrease of $512,090 for the year ended December 31, 2023, compared to a net cash decrease of $473,904 for the same period in 2022.

Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals.

Contractual Obligations

The Company holds two leases pertaining to land parcels adjacent to its South Mountain patented and unpatented mining claims. The details of these leases are as follows:

Acree Lease:

Commencing on June 20, 2008, the Company entered into a lease agreement with Ronald Acree for a period of 6 years, covering 113 acres at a rate of $20 per acre. The lease includes an option to extend for an additional 10 years at a revised rate of $30 per acre. The total annual lease payment for the 113 acres amounts to $3,390. The Acree Lease is scheduled to expire on June 20, 2024.

Lowry Lease:

On October 24, 2008, the Company executed a lease agreement with William and Nita Lowry for a duration of 6 years, encompassing 376 acres at a rate of $20 per acre. Similar to the Acree Lease, the Lowry Lease incorporates an option to extend for an additional 10 years at a revised rate of $30 per acre. Following the passing of the original lessors, the lease was inherited by Michael Lowry, their son. The lease will expire on October 24, 2024.

The leases have no work requirements. It is the current intention of the Company to engage in negotiations for new leases with the current landowners upon the expiration of the existing lease agreements. The negotiations may involve modifications to terms, rates, or other conditions as mutually agreed upon by the parties involved.

OGT, LLC

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

The leases and net royalties' payment are summarized in the following table.

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years
Acree Lease (yearly, June)(1)	$3,390	$3,390	-	-	$ -
Lowry Lease (yearly, October)(1)(2)	$11,280	$11,280	-	-	$ -
OGT LLC(3)	$10,000	$5,000	$5,000	-	$ -
Total	$24,670	$19,670	$5,000	-	$ -

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

d) Investments. In a joint venture where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of noncontrolling interest. In determining whether significant influences exist, the Company considers its participation in policy-making decisions and its representation on the venture's management committee.

e) Valuation. The critical accounting policies governing the valuation process outline the methodologies, assumptions, and criteria used to determine the fair value of land and mining rights. These policies ensure consistency, accuracy, and compliance with accounting standards such as ASC 360 for land and ASC 930 for mining rights.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Thunder Mountain Gold, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated no revenues and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Assure CPA LLC

We have served as the Company's auditor since 2005.

Spokane, Washington

Firm ID is 444

March 12, 2024

Thunder Mountain Gold, Inc.

Consolidated Balance Sheets

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$170,628	$682,718
Investment in BeMetals, at fair value (Note 4)	427,836	738,612
Prepaid expenses and other assets	33,786	20,113
Total current assets	632,250	1,441,443
Property and equipment:
Land	332,509	280,333
Equipment, net of accumulated depreciation (Note 5)	-	552
Total property and equipment	332,509	280,885

Right to use asset (Note 10)	21,629	-
Total assets	$986,388	$1,722,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$39,050	$27,599
Accrued legal fees (Note 6)	136,685	146,685
Operating lease liability - (Note 10)	18,612	-
Advance from BeMetals (Note 3)	-	5,433
Deferred compensation (Note 6)	1,104,625	1,041,500
Total current liabilities	1,298,972	1,221,217

Operating lease liability - long-term (Note 10)	3,532	-
Accrued reclamation costs	81,250	81,250
Total liabilities	1,383,754	1,302,467

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,855,579 shares issued and outstanding, respectively	60,856	60,856
Additional paid-in capital	6,564,947	6,564,947
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(7,168,608)	(6,351,381)
Total Thunder Mountain Gold, Inc stockholders' equity	(567,005)	250,222
Noncontrolling interest in Owyhee Gold Trust (Note 3)	169,639	169,639
Total stockholders' equity	(397,366)	419,861
Total liabilities and stockholders' equity	$986,388	$1,722,328

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022

Revenues:

Management service income	$-	$300,000

Operating expenses:
Exploration	87,702	156
Legal and accounting	115,763	113,717
Management and administrative	410,674	630,844
Depreciation	552	1,553
Total operating expenses	614,691	746,270

Net operating loss	(614,691)	(446,270)

Other income (expense):

Unrealized loss on investment	(179,604)	(782,072)
Realized loss on sale of investment	(47,091)	-
Reclamation expense	-	(16,250)
BeMetals mutual release	27,495	-
Other	1,664	790
Total other income (expense)	(197,536)	(797,532)

Net loss	(812,227)	(1,243,802)
Net income - noncontrolling interest in Owyhee Gold Trust	5,000	937
Net loss - Thunder Mountain Gold, Inc.	$(817,227)	$(1,244,739)

Net loss per common share-basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding basic and diluted	60,855,579	60,855,579

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(812,227)	$(1,243,802)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	552	1,553
Stock based compensation	-	158,341
Accrued reclamation costs	-	16,250
Unrealized loss on investment	179,604	782,072
Realized loss on sale of investment	47,091	-
Change in:
Prepaid expenses and other assets	(18,674)	(1,723)
Accounts payable and other accrued liabilities	11,967	16,104
Accrued legal fees	(10,000)	(20,000)
Accrued interest payable to related parties	-	(80,177)
Deferred compensation	63,125	-
Advance from BeMetals	(5,433)	(30,754)
Net cash used by operating activities	(543,995)	(402,136)

Cash flows from investing activities:
Proceeds from sale of investment	84,081	-
Land purchase	(52,176)	-
Net cash provided by investing activities	31,905	-

Cash flows from financing activities:
Payments on related parties notes payable	-	(66,768)
Noncontrolling interest net returns royalty	-	(5,000)
Net cash used by financing activities	-	(71,768)

Net decrease in cash and cash equivalents	(512,090)	(473,904)
Cash and cash equivalents, beginning of year	682,718	1,156,622
Cash and cash equivalents, end of year	$170,628	$682,718

Noncash financing and investing activities:
Operating lease liability arising from obtaining right to use asset (Note 9)	$38,701	$-

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Consolidated Statements of Changes in Stockholders' Equity

For the years ended December 31, 2023 and 2022

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Noncontrolling Interest in OGT	Total
	Shares	Amount

Balances at December 31, 2021	60,855,579	$60,856	$6,406,606	$(24,200)	$(5,106,642)	$173,702	$1,510,322

Stock Based Compensation	-	-	158,341	-	-	-	158,341
Noncontrolling interest net returns royalty	-	-	-	-	-	(5,000)	(5,000)
Net income (loss)	-	-	-	-	(1,244,739)	937	(1,243,802)
Balances at December 31, 2022	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,351,381)	$169,639	$419,861

Noncontrolling interest net returns royalty	-	-	-	-	-	(5,000)	(5,000)
Net income/(loss)	-	-	-	-	(817,227)	5,000	(812,227)

Balances at December 31, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(71,68,608)	$169,639	$(397,366)

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

The Company has 6.636 million common shares of BMET USA with a market value of $427,836, and the Company had cash and cash equivalents of $170,628 for the year ended December 31, 2023. See Note 3 for further information.

Basis of Presentation and Going Concern

The consolidated financial statements accompanying this report show an accumulated deficit of $7,168,608 at December 31, 2023, which raises substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to secure capital for exploration and working capital needs is crucial, given the absence of recurring revenue streams. Long-term strategies involve financing through stock or debt sales and eventual profitability from mining operations. Capital raising efforts are hindered by current capital market conditions and the broader economic climate in the United States. Company management is actively seeking additional funds through various means, including public offerings, private placements, mergers, option agreements, and external debt, to ensure the Company's viability.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company; its wholly owned subsidiaries, Thunder Mountain Resources, Inc. ("TMRI") and South Mountain Mines, Inc. ("SMMI"); and a company in which the Company owns 75% and has majority control, Owyhee Gold Trust, LLC ("OGT"). The Company's consolidated financial statements reflect the other investor's 25% noncontrolling, capped interest in OGT. Intercompany accounts are eliminated in consolidation.

Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include the carrying value of properties and mineral interests, environmental remediation liabilities, deferred tax assets, and stock-based compensation. Management's estimates and assumptions are based on historical experience and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Revenue Recognition

During 2022, management service revenue was recognized when the Company satisfied its performance obligation required under its management contract with BeMetals. Such an obligation was satisfied over time as work is performed and the Company has a contractual right to payment.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2023 and 2022, the Company had a financial asset, investment in equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange. The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management's estimate of amounts expected to be incurred when the remediation work is performed. The Company had accrued $81,250 at December 31, 2023 and, 2022, respectively, on its consolidated balance sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

Share-Based Compensation

Share-based payments to employees and directors, including grants of employee stock options, are measured at fair value and expensed in the consolidated statements of operations over the vesting period.

Recent Accounting Pronouncements

Accounting Standards Updates

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires companies to report, on an annual basis, specific categories in the rate reconciliation and additional information on reconciling items greater than 5% of the taxable income or loss. The update also requires disclosure of income taxes paid to Federal, state and foreign jurisdictions along with other municipal and local jurisdictions representing 5% or more of total income taxes paid. This update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion to common shares, except where their inclusion would be anti-dilutive. For the year ended December 31, 2023 and 2022 outstanding common stock options of 4,775,000 were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for the period.

2. Mineral Interest Commitments

The Company holds two leases pertaining to land parcels adjacent to its South Mountain patented and unpatented mining claims. The details of these leases are as follows:

Acree Lease:

Commencing on June 20, 2008, the Company entered into a lease agreement with Ronald Acree for a period of 6 years, covering 113 acres at a rate of $20 per acre. The lease includes an option to extend for an additional 10 years at a revised rate of $30 per acre. The total annual lease payment for the 113 acres amounts to $3,390. The Acree Lease is scheduled to expire on June 20, 2024.

Lowry Lease:

On October 24, 2008, the Company executed a lease agreement with William and Nita Lowry for a duration of 6 years, encompassing 376 acres at a rate of $20 per acre. Similar to the Acree Lease, the Lowry Lease incorporates an option to extend for an additional 10 years at a revised rate of $30 per acre. Following the passing of the original lessors, the lease was inherited by Michael Lowry, their son. The lease will expire on October 24, 2024.

The leases have no work requirements. It is the current intention of the Company to engage in negotiations for new leases with the current landowners upon the expiration of the existing lease agreements. The negotiations may involve modifications to terms, rates, or other conditions as mutually agreed upon by the parties involved.

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

According to the terms of the Option Agreement BMET USA and SMMI entered a management contract whereby BeMetals paid $25,000 monthly to SMMI for management services to enable BMET to perform exploration and development work with respect to the South Mountain Project. Management service income of $ 300,000 was recognized during the year ended December 31, 2022. No income was recognized during the year ended December 31, 2023.

On February 7, 2023, the Company executed a Mutual Release (the "Release") with BeMetals Corp., formally acknowledging and agreeing that BeMetals successfully fulfilled all obligations outlined in the Option Agreement. As part of the Mutual Release, the Company received a final payment of $33,530 from BeMetals Corp. This amount includes the settlement of all expenditures incurred up to the termination date of the Option Agreement.

During the year ended December 31, 2023, the Company recognized $27,495 from the Mutual Release accrued liability the Company had previously recorded as other income. This recognition signifies the complete fulfillment of all financial obligations and responsibilities owed to the Company by BeMetals Corp.

On April 12, 2023, the Company was served with a Complaint filed in the fourth judicial district court of the State of Idaho by legal representatives of a former mining contractor who had provided services for the South Mountain Mine project in the Fall of 2020. The case was subsequently dismissed with prejudice, and a judgment to that effect was entered on November 21, 2023. The contractor had a 42-day window from the date of judgment to appeal, which expired on January 2, 2024. No appeal was filed within this timeframe, leading to the dismissal of the claim.

SMMI Joint Venture - OGT, LLC

The Company's wholly owned subsidiary SMMI is the sole manager of the South Mountain Project in its entirety through a separate Mining Lease with Option to Purchase ("Lease Option") with the Company's majority-owned subsidiary OGT. SMMI has an option to purchase the South Mountain mineral interest for a capped $5 million less net returns royalties paid through the date of exercise. The Lease Option expires in November 2026. If SMMI exercises the option, the option payment of $5 million less advance royalties will be distributed 100% by OGT to OGT's minority member, ISGCII. Under the Lease Option, SMMI pays an advance of $5,000 net returns royalty to OGT annually on November 4 which was distributed to OGT's minority member during 2022 and accrued at December 31, 2023. See Note 11 Subsequent Events.

Under the OGT operating agreement, SMMI and ISGC II have 75% and 25% ownership, respectively, in OGT. SMMI is the sole manager and pays all expenses for exploration and development of the property. The Company has established 75% ownership and full management of the property. The Company had expensed an additional $16,250 in reclamation expense for the year ended December 31, 2022, resulting in 25% expense to OGT, LLC capital account. OGT's financial information is included 100% in the Company's consolidated financial statements as of December 31, 2023 and 2022. The Company's consolidated financial statements reflect ISGC II's 25% noncontrolling interest.

Activity of the noncontrolling interest during the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
	2023	2022
Balance at beginning of year	$169,639	$173,702
Noncontrolling interest in net returns royalty	(5,000)	(5,000)
Net income attributable to noncontrolling interest	5,000	937
Balance at end of year	$169,639	$169,639

4.    Investment in BeMetals Corp.

In November 2023 the Company sold 1,364,000 shares of BeMetals Corp for $86,681 (CAD $119,024). The sales included commissions of $2,600 (CAD $3,570) and a foreign exchange loss of $294. The Company recognized a total net amount of $84,081 (CAD $115,409), resulting in a recognized loss of $47,091. This loss is included in other income on the Statement of Operations.

The Company had an unrealized loss on the change in fair value of the BeMetals investment of $179,604 for the year ended December 31, 2023, compared to an unrealized loss of $782,072 for the year ended December 31, 2022. The remaining 6.636 million shares of BeMetals stock held by the Company were sold subsequent to year-end 2023. See Note 11 Subsequent Events.

5. Property and Equipment

On December 13, 2023, the Company completed the strategic acquisition of 56 acres of private land for $52,176. This parcel is contiguous to the south end of the existing patented and lode claims at the South Mountain Project. The Board of Directors approved the land purchase resolution on January 31, 2023. Subsequently, on February 07, 2023, a real estate purchase and sale agreement was signed, formalizing the terms and conditions of the transaction. The acquisition is strategically aligned with the Company's exploration and development objectives. The geographical adjacency to the South Mountain Project enhances exploration efficiency and supports the Company's long-term growth strategy.

In May of 2023 the Company's tent building at the Sonneman portal was damaged beyond repair due to the snow. The tent building was fully depreciated and had a historical cost of $65,071. Also, the Company disposed of fully depreciated mining equipment with a historical cost of $21,990. As the assets were fully depreciated no gain or loss on their disposal was recognized.

The Company's property and equipment are as follows:

	December 31,	December 31,
	2023	2022
Vehicles	$22,441	$22,441
Buildings	-	65,071
Construction Equipment	30,407	36,447
Mining Equipment	42,696	58,646
	95,544	182,605
Accumulated Depreciation	(95,544)	(182,053)
	-	552
Land	332,509	280,333
Total Property and Equipment	$332,509	$280,885

6. Related Party Transactions

Board of Directors Compensation

On March 16, 2022, the Company's Compensation Committee recommended that the Company's Board of Directors receive nominal compensation for their service. The Company's Board of Directors passed the resolution for Board members compensation on March 21, 2022. For the years ended December 31, 2023 and 2022, the amount of cash compensation paid to the Board of Directors was $14,050 and $22,200, respectively.

Deferred Officer Compensation

Three officers of the Company initiated deferred compensation arrangements for services provided starting April 1, 2015. On July 31, 2018, the Company ceased expensing and deferring compensation for these officers to support the marketing efforts of the SMMI project. Subsequently, with the commencement of the BeMetals agreement (Note 3), compensation for these officers resumed on May 15, 2019. The BeMetals agreement concluded on December 30, 2022.

To preserve liquidity, the Company reinstated deferred salary arrangements for Eric Jones, the Chief Executive Officer, and Larry Thackery, the Chief Financial Officer effective August 1, 2023. For the year ended December 31, 2023 the Company has deferred $49,500 and $13,625, respectfully.

As of December 31, 2023, and December 31, 2022, the balances of deferred compensation for the officers, accumulated prior to the BeMetals agreement, are as follows, Eric Jones, President and Chief Executive Officer: $469,500 and $420,000; Jim Collord, Vice President and Chief Operating Officer: $420,000 and $420,000; Larry Thackery, Chief Financial Officer: $215,125 and $201,500; respectively. The total deferred compensation for these officers at December 31, 2023 and 2022 amounted to $1,104,625 and $1,041,500, respectively.

Accrued Legal Fees

From 2015 to 2018 the Company engaged Baird Hanson LLP ("Baird"), a company owned by one of the Company's former directors, to provide legal services. The Company's director Joseph Baird retired from the Board of Directors of Thunder Mountain Gold, Inc., and from all other positions or offices with the Company effective April 11, 2022. Baird received $10,000 in payments for the year ended December 31, 2023. At December 31, 2023, and 2022, the balance due to Baird for prior years' legal services was $136,685 and $146,685, respectfully.

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

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

March 21, 2022
Stock price	$0.088
Exercise price	$0.09
Expected volatility	188.9%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	2.39%

For the year ended December 31, 2023, no options were granted, and no options expired.

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31,2021	3,355,000	$0.10
Granted	1,820,000	0.09
Expired	(400,000)	0.09
Outstanding and exercisable at December 31, 2022	4,775,000	0.09
Granted/Expired	-	-
Outstanding and exercisable at -December 31, 2023	4,775,000	$0.09

The average remaining contractual term of the options outstanding and exercisable at December 31, 2023, was 1.72 years. On December 31, 2023, options outstanding and exercisable had no aggregate intrinsic value based on the Company's stock price of $0.042 on December 31, 2023.

9. Income Taxes

The Company did not recognize a tax provision during 2023 and 2022.

At December 31, 2023 and 2022, net deferred tax assets were calculated based on an expected blended future rate of 25.7% including both federal and Idaho state components. Significant components of net deferred tax assets at December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
NOL carryforward	2,299,180	2,127,500
Share-based compensation	112,050	113,000
Deferred compensation	283,900	268,100
Investments	211,360	197,800
Mineral properties	160,400	159,100
	3,066,890	2,865,500

Deferred tax liabilities:
Investment in OGT	(142,670)	(142,300)

Net deferred tax asset	2,924,220	2,723,200
Less valuation allowance	(2,924,220)	(2,723,200)
Net deferred tax asset	$-	$-

The Company fully reserved the deferred tax asset as of December 31, 2023 and 2022, as management of the Company cannot determine that it's more likely than not that, the Company will realize the benefits of the deferred tax assets.

At December 31, 2023, the Company has approximately $8.9 million of federal and state net operating loss carryforwards. $7.5 million of net operating losses will expire between 2030 and 2037 and $1.4 million of the losses were incurred after 2017 and can be carried forward indefinitely, although the usage of these net operating losses is limited to 80% of taxable income in future years.

The income tax benefit for the years ended December 31, 2023 and 2022 differs from the statutory rate as follows:

	2023		2022
(Provision)/benefit at statutory rate	169,400	21.0%	262,250	21.0%
State taxes	37,900	4.7%	58,690	4.7%

Change in prior year tax estimate	(6,280)	-0.7%	(109,640)	-8.8%
Change in valuation allowance	(201,020)	-25.0%	(211,300)	-17.0%
Total	$-		$-

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized. The Company is subject to possible tax examinations for the years 2010 through 2023. Prior year tax attributes could be adjusted by taxing authorities. If applicable, the Company will deduct interest and penalties as interest expense on the financial statements.

10. Leases

The Company complies with ASC 842, Leases, for lease accounting. Leases meeting the criteria are categorized as either operating or financing leases and appear on the consolidated balance sheet as Right-of-use ("ROU") assets and lease liabilities. These are determined by discounting fixed lease payments using either the implicit lease rate or the Company's incremental borrowing rate. Lease liabilities increase with interest and decrease with payments over time, while the ROU asset is amortized over the lease term. Operating leases result in straight-line rent expense over the term, and finance leases lead to front-loaded expenses. Variable lease costs are recorded when incurred.

On February 1, 2023, the Company renewed its office operating lease for 24 months, incurring a total lease payment of $41,625. This resulted in a liability and ROU of $38,701, recognized on the lease's inception date. The calculations employed a 7.0% incremental borrowing rate to discount future rent payments of approximately $1,734 per month over the two-year lease term.

For the year ended December 31, 2023, the Company expended cash of $18,563 in operating lease payments that were recorded in management and administrative expenses.

The table below displays the future operating lease payments and lease liability as of December 31, 2023, related to the Company's operating lease.

ROU asset Year Ending December 31,	Total Amount
2024	21,281
2025	1,781
Total	23,062
Less: Imputed Interest	(918)
Total lease Liability	22,144
Less current portion	(18,612)
Non-current lease liability	$3,532

The Company's ROU asset decreased by the net amount of $17,072 for a total amount of $21,629, for the period ended December 31, 2023. The lease contains no renewal option.

11. Subsequent Events

On January 18, 2024, the Company sold the remaining 6,636,000 shares held in BeMetals Corp. for a total consideration of $384,467 (equivalent to CAD $518,223). The transaction was executed through Canaccord Genuity at a unit price of $0.0594 (CAD $0.0801) per share. This sale was conducted in accordance with the terms outlined in the BeMetals Option Agreement. As a result of the sale, the Company incurred a loss of $33,511. Additionally, a foreign exchange gain of $514 was recognized upon the transfer of funds to the company on January 29, 2024.

On February 13, 2024, the Company paid the $5,000 advance net returns royalty payment to the OGT minority interest, ISGCII.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2023, there were no changes in independent audit firms or consulting firms who provide accounting assistance.

During the year ended December 31, 2023, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and concluded that internal control over financial reporting was effective as of December 31, 2023, based on these criteria.

Changes in internal controls over financial reporting

During the year ended December 31, 2023, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section sets forth certain information with respect to the Company's current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2023.

Directors and Executive Officers:

Name	Age	Position with the Company	Director Since
Eric T. Jones	61	President, Chief Executive Officer, Director	March 2006
E. James Collord	77	Vice-President, Chief Operating Officer, Director	Since 1978
Paul Beckman	70	Director	February 2017
Ralph Noyes	76	Director	May 2016
Douglas J. Glaspey	71	Director	June 2008
Larry D. Kornze	76	Director	January 2013
James A. Sabala	69	Director	October 2016
Larry Thackery	65	CFO	January 2013

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

Paul Beckman is an entrepreneur and owner of Bella Vista Farms, in Eagle Idaho. Paul serves as Manager and Consultant to the Camille Beckman Corporation where he oversees technology, accounting systems, and daily facility operations. He currently serves on the Board of the Camille Beckman Foundation and is the co-owner of two small gold mines in central Idaho. Paul attained the rank of Lieutenant Colonel in the United States Air Force where he was a Director - Contracting Automation Systems, managing over 150 personnel responsible for Air Force Contracting Systems. During his service he consolidated two major commands and served as a Missile Launch Officer, Pilot, and Contracting Officer. Paul earned his M.A., in Administration at Webster College, and a B.Sc. in Agricultural Economics from the University of Idaho.

Ralph Noyes was appointed as Director on April 10, 2015. Mr. Noyes brings over 40 years of experience in exploration, mine and project management, executive management, junior mining company boards, and including 15 years in investment portfolio management with Salomon Smith Barney, then Wells Fargo Advisors. Ralph has a wealth of operational experience, most notably Manager of Mines and Vice President of Metal Mining with Hecla Mining Company. Ralph oversaw all of Hecla`s operating mines in Idaho, Washington, Alaska, Utah, Nevada, and Mexico. Mr. Noyes took a temporary leave from the Company`s Board on February 17, 2016, due to a conflict that was brought to his attention by a previous employer. He was reinstated on the Board in May of 2016.

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

Significant Employees:

Three Company officers have deferred compensation for services rendered since April 1, 2015. Deferred compensation has been periodically terminated and reinstated over the years to manage the Company's liquidity. As of December 31, 2023, the officers' deferred compensation balances are as follows: Eric Jones, President and Chief Executive Officer - $469,500; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $215,125, totaling $1,104,625.

Family Relationships:

None.

Involvement in Certain Legal Proceedings:

None of the officers and directors of the Registrant have been involved in any bankruptcy, insolvency, or receivership proceedings as an individual or member of any partnership or corporation; none have ever been convicted in a criminal proceeding or is the subject of a criminal proceeding presently pending. None have been involved in proceedings concerning his ability to act as an investment advisor, underwriter, broker, or dealer in securities, or to act in a responsible capacity for an investment company, bank savings and loan association, or insurance company or limiting his activity in connection with the purchase and sale of any security or engaging in any type of business practice. None have been enjoined from engaging in any activity in connection with any violation of federal or state securities laws nor been involved in a civil action regarding the violation of such laws.

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, no persons failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2023.

Audit Committee:

The Company's Board of Directors is responsible for the oversight and management of the Company. On January 28, 2010, an Audit Committee was designated from members of the Board and currently consists of Douglas Glaspey, Ralph Noyes, and James Sabala as independent members of the committee.

Compensation Committee:

The Purpose of the Compensation Committee is to conduct an annual review to determine whether the Company's executive compensation program is meeting the goals and objectives set by the Board of Directors. The Compensation Committee recommends for approval by the Board of Directors the compensation for the Chief Executive Officer and directors, including salaries, incentive compensation levels and stock awards, and reviews and approves compensation proposals made for the other executive officers. During Fiscal 2018, The Compensation Committee consists of the following members: Doug Glaspey and Ralph Noyes. Mr. Glaspey was appointed as Chair of the Compensation Committee. The Board first appointed the Compensation Committee in May of 2012, met once in 2021, and did not meet in 2022 or 2023.

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

Code of Ethics:

The Board of Directors formally adopted a Code of Ethics in 2010. This Code of Ethics is published on the Company's website.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the Directors' duties associated with the Company's business. There are currently no other compensation arrangements for the Company's Directors. The following table provides certain summary information for the fiscal year ended December 31, 2023, and 2022 concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers, including the Directors of the Company:

						Incentive	Deferred	All Other
				Stock	Option	Plan	Compensation	Compensation/
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Directors Fee	Total
Position	Year	($US)	($US)	($US)	($US)	($US)	($US)	($US)	($US)
Jim Collord,	2023	7,500							$ 7,500
V.P./COO	2022	60,000			14,400				$ 74,400

Eric T. Jones	2023	77,000							$ 77,000
President/CEO	2022	132,000			14,400				$ 146,400

Paul Beckman	2023								$
Director	2022				15,300				$

Larry Thackery	2023	66,500							$ 66,500
CFO	2022	84,000			14,400				$ 98,400

Doug Glaspey	2023								$
Director	2022				20,700				$

Larry Kornze	2023								$
Director	2022				14,400				$

Ralph Noyes	2023								$
Director	2022				21,600				$

James A. Sabala	2023								$
Director	2022				19,800				$

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

Employment Contracts:

During 2023, there were three Company employees - Eric Jones, Jim Collord, and Larry Thackery. They were employed per resolution of the Board and other than an hourly salary, plus normal burden, there are no other contractual understandings in the resolutions. Each is reimbursed for the use of personal office equipment and phones, and Jim and Eric are reimbursed for health insurance and related costs up to a set maximum amount, when the Company is financially able to cover the reimbursements.

Share-Based Payments:

On March 21, 2022, the Company granted 1,820,000 stock options to advisors, officers and directors of the Company. The fair value of the options was determined to be $158,341 using the Black Scholes model. The total amount of compensation cost recognized for share-based payment awards to non-employees was $27,840. The Company has elected to recognize the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for a non-employee share-based payment award shall be reversed in the period that the award is forfeited. The options are exercisable on or before March 21, 2027, and have an exercise price of $0.09. The options were fully vested upon grant and the entire fair value was recognized as compensation expense during the year ended December 31, 2022. No compensation expense from stock options was recognized during the year ended December 31, 2023.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2023, by:

  the Company's named executive officers;
  the Company's directors;
  all of the Company's executive officers and directors as a group; and each person who is known to beneficially own more than 5% of the Company's issued and outstanding shares of common stock.
Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Beneficial Ownership(1)	Amount Stock Option Ownership
Directors and Executive Officers
E. James Collord - VP/COO/Dir	2,800,705(2)(3)	4.57%	440,000
Eric T. Jones - President/CEO/Dir	3,953,214(2)	6.45%	440,000
Paul Beckman - Dir	11,508,645(4)	18.76%	490,000
Doug Glaspey - Dir	875,000(2)	1.42%	625,000
Larry D. Kornze - Dir	445,000.73%		440,000
James A. Sabala - Dir	-	-	625,000
Ralph Noyes - Dir	825,000	1.34%	675,000
Larry Thackery - CFO	920,000(2)	1.50%	440,000
All current executive officers and directors as a group	21,327,564	34.77%	4,175,000

(1) Based on 60,855,579 shares of common stock issued and outstanding as of March 10, 2023, together with all applicable options and warrants for each stockholder. Shares of our stock subject to options are deemed outstanding for computing the percentage or ownership of the persons holding such options.
(2) Sole voting and investment power.
(3) Includes 50,000 shares held in trust for Mr. Collord's son, Jerritt Collord.
(4) Includes 5,000,000 shares held in P & F Development, a Private Company.

As of December 31, 2023, the number of shares of common stock that can be sold by officers, directors, principal shareholders, and others pursuant to Rule 144 was 60,855,579. As a condition to our listing on the TSX-V in 2010, our officers and directors were required to deposit their common stock totaling 4,799,239 shares, into an escrow account with Computershare Investor Services, Inc. Those escrowed shares were subject to the TSX-V's Tier 1 escrow requirement at that time. Those requirements provide for an 18-month escrow release mechanism with 25% of the escrowed securities being released on September 24, 2010 (the date our common shares commenced trading on the TSX-V), and 25% of the escrowed securities to be released every 6 months thereafter. As of December 31, 2023, all of the escrowed shares have been released back to the officers and directors.

Changes in Control:

The Board of Directors is aware of no circumstances which may result in a change of control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others:

In addition to the related parties notes payable discussed in Note 6, the Company had the following related party transactions:

Three officers of the Company initiated deferred compensation arrangements for services provided starting April 1, 2015. On July 31, 2018, the Company ceased expensing and deferring compensation for these officers to support the marketing efforts of the SMMI project. Subsequently, with the commencement of the BeMetals agreement (Note 3), compensation for these officers resumed on May 15, 2019. The BeMetals agreement concluded on December 30, 2022.

To preserve liquidity, the Company reinstated deferred salary arrangements for Eric Jones, the Chief Executive Officer, and Larry Thackery, the Chief Financial Officer effective August 1, 2023.

As of December 31, 2023, and December 31, 2022, the balances of deferred compensation for the officers, accumulated prior to the BeMetals agreement, are as follows, Eric Jones, President and Chief Executive Officer: $469,500 and $420,000; Jim Collord, Vice President and Chief Operating Officer: $420,000 and $420,000; Larry Thackery, Chief Financial Officer: $215,125 and $201,500; respectively. As of December 31, 2023, and 2022, the total deferred compensation for these officers amounted to $1,104,625 and $1,041,500; respectively.

The Company engaged Baird Hanson LLP ("Baird"), at the time, was a company owned by one of the Company's directors, to provide legal services in 2018. In advance of the BeMetals transaction Mr. Baird withdrew Baird Hanson LLP as counsel to avoid any appearance of a conflict with the then-proposed BeMetals Corp. transaction. During the year ended December 31, 2018, the Company incurred $65,530 in legal expenses with Mr. Baird. There was no expense for the year ended December 31, 2023. At December 31, 2023 and 2022, the balance due to Baird was $136,685 and $146,684, respectfully.

During the year ended December 31, 2022, the Company's President and Chief Executive Officer, Eric Jones, exercised stock options representing 200,000 shares of common stock for total consideration of $20,000. This payment was noncash representing $7,146 from the accounts payable and $12,854 net of accrued wages. James Collord, the Company's Vice President and Chief Operating Officer exercised stock options in the amount of $10,000 representing 100,000 shares of common stock Mr. Collord exercised stock options, using $8,163 of accrued interest plus $2,500 in accrued wages, net of $663 in related taxes, to cover the option exercise price of $10,000. Additionally, Larry Thackery, Company's CFO, exercised stock options for 160,000 shares of common stock for $16,000 with $10,535 in cash, and $5,917 in accrued wages, net of $453 in related taxes.

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

Director Independence

On December 31, 2023, Douglas Glaspey, Larry Kornze, James A. Sabala, Ralph Noyes, and Paul Beckman are independent Members of the Board of Thunder Mountain Gold Inc.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2023, as provided by Assure CPA, LLC. We expect that Assure CPA, LLC will serve as our auditors for the fiscal year 2024. Assure CPA LLC has served as an independent auditor for the Corporation since the fiscal year ended December 31, 2005. This firm is experienced in the field of auditing and mining accounting and is professionally qualified to act in the capacity of auditors.

Year Ended	December 31, 2023	December 31, 2022
Audit fees (1)	$39,053	$45,500
Audit-related fees (2)	-	1,413
All other fees (3)	148	600
Total Fees	$39,201	$47,513

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

(3) The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference:

EXHIBITS

Exhibit Number	Description of Exhibits
3.1*	Articles of Incorporation of Montgomery Mines Inc, October 30, 1935
3.2*	Articles of Amendment, Montgomery Mines Inc., April 12, 1948
3.3*	Articles of Amendment, Montgomery Mines Inc., February 6, 1970
3.4*	Articles of Amendment, Montgomery Mines Inc., April 10, 1978
3.5*	Articles of Amendment, Thunder Mountain Gold, August 26, 1985
3.6*	Articles of Amendment, Thunder Mountain Gold, October 17, 1985
3.7*	Articles of Incorporation, Thunder Mountain Gold Inc. (Nevada), December 11, 2007
3.8*	Bylaws, Montgomery Mines Inc.
3.9*	Bylaws, Thunder Mountain Gold Inc. (Nevada)
10.1*	Agreement and Plan of Merger, Thunder Mountain Gold (Nevada)
21.1**	Subsidiaries of the Registrant
31.1**	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
31.2**	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
32.1**	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2**	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101**	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders' Equity (Deficit) and (v) Notes to Financial Statements
101.INS**	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed as an exhibit to Form 10-KSB, filed on April 16, 2008, SEC File No. 001-08429.
**	Filed herewith.

DOCUMENTS INCORPORATED BY REFERENCE

None

SIGNATURES

Pursuant to the requirements of Section 143 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

By	/s/ Eric T. Jones
Eric T. Jones
President, Director and Chief Executive Officer
Date: March 12, 2024

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By	/s/ Larry Thackery
Larry Thackery
Chief Financial Officer
Date: March 12, 2024