Form 10-Q
period 2024-03-31
THUNDER MOUNTAIN GOLD INC
filed 2024-05-14
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒  No

Number of shares of issuer's common stock outstanding at April 21, 2024:  60,855,579

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Thunder Mountain Gold, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

March 31, 2024 and December 31, 2023

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$355,438	$170,628
Investment in BeMetals, at fair value (Note 4)	-	427,836
Prepaid expenses and other assets	55,550	33,786
Total current assets	410,988	632,250
Property and equipment:
Land	332,509	332,509
Total property and equipment	332,509	332,509

Right to use asset (Note 9)	16,785	21,629
Total assets	$760,282	$986,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$23,394	$39,050
Accrued legal fees (Note 6)	136,685	136,685
Operating lease liability - (Note 9)	17,254	18,612
Deferred compensation (Note 6)	1,104,625	1,104,625
Total current liabilities	1,281,958	1,298,972

Operating lease liability - long-term (Note 9)	-	3,532
Accrued reclamation costs	81,250	81,250
Total liabilities	1,363,208	1,383,754

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,855,579 shares issued and outstanding, respectively	60,856	60,856
Additional paid-in capital	6,564,947	6,564,947
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(7,374,168)	(7,168,608)
Total Thunder Mountain Gold, Inc stockholders' equity	(772,565)	(567,005)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	169,639	169,639
Total stockholders' equity	(602,926)	(397,366)
Total liabilities and stockholders' equity	$760,282	$986,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

		Three Months Ended
		March 31,
		2024	2023
Operating expenses:
Exploration		$20,075	$18,431
Legal and accounting		47,719	64,816
Management and administrative		95,040	129,554
Depreciation		-	331
Total operating expenses		162,834	213,132

Net operating income (loss)		(162,834)	(213,132)

Other income (expense):
Loss on sale of investment		(42,855)	-
Unrealized gain on investment		-	(147,428)
Other		129	730
Total other (expense)		(42,726)	(146,698)
Net (loss)		(205,560)	(359,830)
Net income - noncontrolling interest in Owyhee Gold Trust		-	-
Net (loss) - Thunder Mountain Gold, Inc.		$(205,560)	$(359,830)

Net income (loss) per common share-basic and diluted	$	Nil	$(0.01)

Weighted average common shares outstanding-basic and diluted		60,855,579	60,855,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net (loss)	$(205,560)	$(359,830)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Noncash lease expense	(46)	-
Depreciation	-	331
Unrealized loss on investment	-	147,428
Loss on sale of investment	42,855	-
Change in:
Prepaid expenses and other assets	(21,764)	(22,746)

Accounts payable and other accrued liabilities	(15,656)	36,757
Accrued legal expenses	-	(5,000)
Advance from BeMetals	-	(5,433)
Net cash used by operating activities	(200,171)	(208,493)

Cash flows from investing activities:
Proceeds from sale of investments, net	384,981	-
Deposit on Land Purchase	-	(10,000)
Net cash provided by (used in) investing activities	384,981	(10,000)

Net increase (decrease) in cash and cash equivalents	184,810	(218,493)
Cash and cash equivalents, beginning of period	170,628	682,718
Cash and cash equivalents, end of period	$355,438	$464,225

Noncash financing and investing activities:
Operating lease liability arising from obtaining right to use asset (Note 9)	-	$38,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the three months ended March 31, 2024 and 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non- Controlling Interest in OGT	Total

Balances at January 1, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,351,381)	$169,639	$419,861
Net (loss)	-	-	-	-	(359,830)	-	(359,830)

Balances at March 31, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,711,211)	$169,639	$60,031

Balances at January 1, 2024	60,855,579	$60,856	$6,564,947	$(24,200)	$(7,168,608)	$169,639	$(397,366)
Net income (loss)	-	-	-	-	(205,560)	-	(205,560)

Balances at March 31, 2024	60,855,579	$60,856	$6,564,947	$(24,200)	$(7,374,168)	$169,639	$(602,926)

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

On January 18, 2024, the Company sold the remaining 6,636,000 shares held in BeMetals Corp. for a total consideration of $384,981 (equivalent to CAD $518,223). See Note 4 for further information.

Basis of Presentation and Going Concern

The consolidated financial statements accompanying this report show an accumulated deficit of $7,374,168 at March 31, 2024, which raises substantial doubt about the Company's ability to continue as a going concern.

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management's estimate of amounts expected to be incurred when the remediation work is performed. The Company had accrued $81,250 on March 31, 2024 and December 31, 2023, respectively, on its consolidated balance sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion to common shares, except where their inclusion would be anti-dilutive. For the quarters ended March 31, 2024 and 2023, outstanding common stock options were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for the period.

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

The Company has 26 unpatented claims (533 acres) in the Trout Creek area and 21 unpatented claims in the South Mountain area.

The claim fees are paid on these unpatented claims annually as follows:

Target Area	2024
Trout Creek -State of Nevada	$4,290
Trout Creek -Lander County, Nevada	324
South Mountain-State of Idaho	3,465
Total	$8,079

3. South Mountain Project

SMMI Joint Venture - OGT, LLC

The Company's wholly owned subsidiary SMMI is the sole manager of the South Mountain Project in its entirety through a separate Mining Lease with Option to Purchase ("Lease Option") with the Company's majority-owned subsidiary OGT. SMMI has an option to purchase the South Mountain mineral interest for a capped $5 million less net returns royalties paid through the date of exercise. The Lease Option expires in November 2026. If SMMI exercises the option, the option payment of $5 million less advance royalties will be distributed 100% by OGT to OGT's minority member, and OGT will cease to exist. Under the Lease Option, SMMI pays an advance of $5,000 net returns royalty to OGT annually on November 4 which is distributed to OGT's minority member. On February 13, 2024, the Company paid the $5,000 advance net returns royalty payment to the OGT minority interest, ISGCII.

COMPLAINT

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

4.    Investment in BeMetals Corp.

On January 18, 2024, the Company sold the remaining 6,636,000 shares held in BeMetals Corp. for a total consideration of $384,981 (equivalent to CAD $518,223). The transaction was executed through Canaccord Genuity at a unit price of $0.0594 (CAD $0.0801) per share. This sale was conducted in accordance with the terms outlined in the BeMetals Option Agreement. As a result of the sale, the Company incurred a loss of $42,855.

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

The Company's property and equipment are as follows:

	March 31,	December 31,
	2024	2023
Vehicles	$22,441	$22,441
Construction Equipment	30,407	30,407
Mining Equipment	42,696	42,696
	95,544	95,544
Accumulated Depreciation	(95,544)	(95,544)
	-	-
Land	332,509	332,509
Total Property and Equipment	$332,509	$332,509

6. Related Party Transactions

Deferred Compensation

Three officers of the Company initiated deferred compensation arrangements for services provided starting April 1, 2015. On July 31, 2018, the Company ceased expensing and deferring compensation for these officers to support the marketing efforts of the SMMI project.

To preserve liquidity, the Company reinstated deferred salary arrangements for Eric Jones, the Chief Executive Officer, and Larry Thackery, the Chief Financial Officer effective August 1, 2023, as of March 31, 2024 the Company has deferred salaries for Eric Jones CEO and Larry Thackery CFO of $49,500 and $13,625, respectively.

As of March 31, 2024 and December 31, 2023, the balances of the total deferred compensation for the officers, accumulated prior to the BeMetals agreement, are as follows, Eric Jones, President and Chief Executive Officer: $469,500; Jim Collord, Vice President and Chief Operating Officer: $420,000; Larry Thackery, Chief Financial Officer: $215,125. The total deferred compensation for these officers at March 31, 2024 and December 31, 2023 was $1,104,625.

Accrued Legal Fees

From 2015 to 2018 the Company engaged Baird Hanson LLP ("Baird"), a company owned by one of the Company's former directors, to provide legal services. The Company's director Joseph Baird retired from the Board of Directors of Thunder Mountain Gold, Inc., and from all other positions or offices with the Company effective April 11, 2022. At March 31, 2024, and December 31, 2023, the balance due to Baird for prior years' legal services was $136,685, respectively.

7. Stockholders' Equity

The Company's common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.

8. Stock Options

The Company has a Stock Incentive Plan (the "SIP"), authorize the granting of stock options up to 10 percent of the total number of issued and outstanding shares of common stock, that provides for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock awards, and incentive awards to eligible individuals including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction. On October 16, 2023 the Company's shareholders, at their Annual Meeting, ratified and reapproved the Stock Option Plan.

For the periods ended March 31, 2024 and 2023, no options were granted, and on March 25, 2024 1,325,000 options expired.

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2023	4,775,000	$0.09
Expired	(1,325,000)	0.09
Outstanding and exercisable at March 31, 2024	3,450,000	$0.09

The average remaining contractual term of the options outstanding and exercisable at March 31, 2024, was 2.04 years. On March 31, 2024, options outstanding and exercisable had no aggregate intrinsic value based on the Company's stock price of $0.045 on March 31, 2024.

9.     Leases

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

For the three months ended March 31, 2024, the Company expended cash of $5,250 in operating lease payments that were recorded in management and administrative expenses.

The table below displays the future operating lease payments and lease liability as of March 31, 2024, related to the Company's operating lease.

Future Lease Payments	Total Amount
2024 (remaining nine months)	$16,031
2025	1,781
Total	17,812
Less: Imputed Interest	(558)
Total lease Liability	$17,254

The Company's ROU asset decreased through amortization of $4,844 for three months ended March 31, 2024.

Forward-Looking Statements

Certain statements contained in this Form 10-Q, including in Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include our current expectations and projections about future results, performance, results of litigation, prospects and opportunities, including reserves and other mineralization. We have tried to identify these forward-looking statements by using words such as "may," "will," "expect," "anticipate," "believe," "intend," "feel," "plan," "estimate," "project," "forecast" and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A. - Risk Factors in our 2023 Form 10-K and in Part II, Item 1.A. - Risk Factors in this Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Thunder Mountain Gold, Inc. or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company's plan of operation for the next twelve months, subject to business conditions, will be to continue to advance the South Mountain Project, including continued baseline environmental and engineering work necessary to complete a Preliminary Economic Analysis or Initial Analysis. Additional funds will be required to perform planned operations and environmental and engineering work. If the company is unable to raise additional funds, it will be unable to advance the project in 2024. The Company is uncertain whether it can obtain the necessary funding to continue the planned operations.

The South Mountain Project

The South Mountain Mine is a polymetallic development project focused on high-grade zinc, silver, gold, and copper. It is located approximately 70 miles southwest of Boise, Idaho (see Figure 2). The Project was intermittently mined from the late 1800s to the late 1960s and its existing underground workings remain intact and well maintained. Historic production at the Project has largely come from high-grade massive sulphide zones that remain open at depth and along strike. According to historical smelter records, approximately 53,642 tons of mineralized material has been mined to date. These records also indicate average grades; 14.5% Zn, 11.63 opt Ag, 0.063 opt Au, 2.4% Pb, and 1.4% Cu were mined.

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

1. The effective date of the mineral resource estimate is October 16, 2023Fe. The QP for the estimate Mr. Richard A. Schwering, SME-RM, P.G., of Hard Rock Consulting, LLC. is independent of South Mountain Mining, LLC.

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

Based on the last two phases of underground drilling, the surface core drilling, and all the historical exploration data available, the Company is focused on extending the down-plunge extensions of the mineral resource with this new phase of surface drilling at the Property. Additional funds will be required to continue planned exploration programs on the South Mountain Project. The Company is currently in discussions to finance the planned exploration programs at the South Mountain Project.

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

The Company plans to option the Trout Creek Property in 2024, while focusing all of their efforts on advancing their South Mountain Project.

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

Results of Operations:

The decrease in Q1 - 2024's net loss is primarily attributed to a smaller combined realized and unrealized loss on the Company's investment in BeMetals stock during 2024 as compared to 2023. During the three months ended March 31, 2024, the Company recognized a net decrease of other expenses by $103,972 or 71% for the quarter, primarily due to a decrease in the unrealized loss on the BeMetals investment.

The Company recognized no income in management services income for the three-month period ended on March 31, 2024. Total operating loss for the three months ended March 31, 2024, of $162,834 decreased from the comparative period in 2023 by $50,298 or 24%. Exploration expenses for the three months ended March 31, 2024, increased by $1,644 or 9% when compared to same period in 2023. The increase in exploration expense is due to mine maintenance and the updating of the 43-101.

During the three-month period ended March 31, 2024, legal and accounting costs decreased in comparison to 2023 by $17,097 or 26%. This reduction is primarily attributed to the termination of the BeMetals Option Agreement and the Company's focus on financing operations. Legal fees and accounting expenses associated with the maintenance of the contract carried over into the first quarter of 2023.

Additionally, management and administrative expenses decreased by $34,514 or 27%, largely due to a decrease in management salaries totaling $27,647, reflecting the Company's efforts to preserve liquidity.

Liquidity and Capital Resources:

The consolidated financial statements accompanying this report show an accumulated deficit of $7,374,168 at March 31, 2024, which raises substantial doubt about the Company's ability to continue as a going concern.

As of March 31, 2024, the Company may not have sufficient liquidity to sustain normal operations for the next 12 months. While it is pursuing additional financing including possible strategic alternatives there can be no assurance that additional financing sources or strategic alternatives will be available.

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

On January 18, 2024, the Company sold the remaining 6,636,000 shares held in BeMetals Corp. for a total consideration of $384,981 (equivalent to CAD $518,223). The transaction was executed through Canaccord Genuity at a unit price of $0.0594 (CAD $0.0801) per share. This sale was conducted in accordance with the terms outlined in the BeMetals Option Agreement. As a result of the sale, the Company incurred a loss of $42,855.

While the Company does not currently have cash sufficient to support exploration work at South Mountain, we believe that the survivability of Thunder Mountain Gold can be aided by the following:

  On March 31, 2024, the Company had cash and cash equivalents of $355,438.
  Management and the Board have not undertaken plans or commitments that exceed the cash available to the Company beyond fiscal year 2024. We do not include in this consideration any additional investment funds mentioned below.

Our plans for the long-term viability include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties. There can be no assurance that such activities will be successful.

At March 31, 2024, we have current assets of $410,988. Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If we do not have enough cash to complete our exploration programs, we will make every effort to raise additional funds from public offerings, sale of liquid stock or loans or to adjust our business plans accordingly.

  On April 15, 2024, we had $348,290 cash in our bank accounts.
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

During the three months ended March 31, 2024, the Company discloses a net cash outflow from operating activities amounting to $200,171, compared to an operating cash outflow of $208,493 in 2023. In the quarter ended March 31, 2024, there was a net cash inflow from investment activities totaling $384,981, stemming from the sale of BeMetals common stock. Conversely, during the same period ended March 31, 2023, the Company committed to acquire an additional 56 acres, necessitating a $10,000 deposit, which was recorded as an investment outlay.

No cash outflows were reported for financing activities for the periods ended March 31, 2024, and 2023. The Company realized a net cash increase of $184,810 for the fiscal year ended March 31, 2024, in contrast to a net cash decrease of $218,493 for the corresponding period in 2023.

Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals.

Going Concern:

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2023 disclose a 'going concern' qualification to our ability to continue in business. These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of our assets and the settlement of our liabilities in the normal course of our operations. Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and investors and have limited access to capital and credit for many companies. In addition, commodity prices and mining equities have seen significant volatility which increases the risk to precious metal investors. Market disruptions and alternative investment options, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, asset sales, corporate transactions, credit facilities or debenture issuances in order to continue as a going concern.

As of the date of this report on Form 10-Q, we do not have sufficient cash to meet our normal operating commitments for the next 12 months without additional financing. Therefore, we expect to be required to engage in financial transactions to increase our cash balance or decrease our cash obligations in the near term. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such as that we have executed in prior years, can result in depletion of cash and would be prohibitive unless we can secure sufficient cash to support normal operations for the following 12 months.

The condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its activities is more assured. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

We plan, as funding allows, to follow up on our positive drill results on our South Mountain Project. Subject to available capital, we may continue prudent exploration programs on our material exploration properties and/or fund some exploratory activities on early-stage properties.

We will require additional funding and/or reductions in exploration and administrative expenditures in future periods. Given current economic conditions, we cannot provide assurance that necessary financing transactions will be available on terms acceptable to us, or at all. Without additional financing, we would have to curtail our exploration and other expenditures while we seek alternative funding arrangements to provide sufficient capital to meet our ongoing, non-discretionary expenditures, and maintain our primary mineral properties. If we cannot obtain sufficient additional financing, we may be unable to make required property payments on a timely basis and be forced to return some or all of our leased or optioned properties to the underlying owners.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not aware of any material pending litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole. No director, officer or affiliate of Thunder Mountain and no owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to Thunder Mountain or has a material interest adverse to Thunder Mountain in reference to any currently pending litigation.

Item 1A. Risk Factors.

Item 1A. - Risk Factors of our 2023 Form 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.

Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. Mineral interests are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of March 31, 2024.

Risks Related to Our Company

Our ability to operate as a going concern is in doubt.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2023, disclose a 'going concern' qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months. We will need to raise funds in the form of equity or debt financings to fund normal operations for the next 12 months.

Full disclosure of the going concern qualification appears in the notes to the financial statements (See Note 1 - Basis of Presentation and Going Concern.)

We have a limited operating history on which to base an evaluation of our business and prospects.

Our operating history has been restricted to the acquisition and exploration of our mineral properties, and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether our mineral properties contain any mineral reserves or, if they do that they will be operated successfully. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

·	completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient metal resources to support a commercial mining operation;
·	the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining, and processing facilities;
·	the availability and costs of drill equipment, exploration personnel, skilled labor, and mining and processing equipment, if required;
·	compliance with environmental and other governmental approval and permit requirements;
·	the availability of funds to finance exploration, development, and construction activities, as warranted;
·	potential opposition from non-governmental organizations, environmental groups, local groups, or local inhabitants which may delay or prevent development activities;
·	potential increases in exploration, construction, and operating costs due to changes in the cost of fuel, labor, power, materials, and supplies; and
·	potential shortages of mineral processing, construction, and other facilities-related supplies.

The costs, timing, and complexities of exploration, development, and construction activities may be increased by the location of our properties and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if warranted, development, construction, and mine start-up. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at any of our properties. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception and expect to continue to incur losses in the future. We had an accumulated deficit of approximately $7,374,168 as of March 31, 2024. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Minimal staffing may be reasonably likely to materially affect the Company's internal control over financial reporting

With a very limited staff, it is difficult to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to the significance of the segregation of duties to the preparation of reliable financial statements, this weakness may result in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

Risks Associated with Mining and Exploration

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral reserve on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from these properties, and if we do not do so, and are unable to joint venture or sell the properties, we will lose all of the funds that we expend on exploration. If we do not discover any mineral reserve in a commercially exploitable quantity, our business could fail.

We have not established that any of our mineral properties contain any mineral reserves according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so. A mineral reserve is defined by the SEC in its Regulation S-K subpart 1300 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the SEC's Regulation S-K subpart 1300 is remote. Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines to extract those minerals. Both mineral exploration and development involve a high degree of risk, and few properties that are explored are ultimately developed into producing mines. The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade, and other attributes of the mineral deposit, the proximity of the mineral deposit to infrastructure such as a smelter, roads, a point for shipping, government regulation, and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral deposit unprofitable.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners, and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and changing temperatures. These impacts may adversely impact the cost, production, and financial performance of our operations.

If we establish the existence of a mineral reserve on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the reserve, and our business could fail.

If we do discover mineral reserves in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the reserve, develop processes to extract it, and develop extraction and processing facilities and infrastructure. There can be no assurance that a mineral reserve will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Land reclamation requirements for our properties may be burdensome and expensive.

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long-term effects of land disturbance. Reclamation may include requirements to control dispersion of potentially deleterious effluents and re-establish pre-disturbance landforms and vegetation.

In order to carry out reclamation obligations imposed on us in connection with our potential development activities, we must allocate financial resources that might otherwise be spent on further exploration and development programs. We plan to set up a provision for our reclamation obligations on our properties, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

Estimates of mineralized material are subject to evaluation uncertainties that could result in project failure.

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineralized material within the earth using statistical sampling techniques. Estimates of any mineralized material on any of our properties would be made using samples obtained from appropriately placed trenches, test pits, and underground workings and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our properties. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineralized material. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to commercially viable operations in the future.

Joint ventures and other partnerships in relation to our properties may expose us to risks.

We have in the past, and may in the future, entered into joint ventures or other partnership arrangements with other parties in relation to the exploration, development, and production of certain of the properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture or partnership. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties' respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and, therefore, could have a material adverse effect on our results of operations, financial performance, cash flows, and the price of our common stock.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, the Public Company Accounting Oversight Board ("PCAOB") and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") with increased disclosure obligations for public companies and mining companies in the United States. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of our management's time and attention from operating activities to compliance activities.

We are required to comply with Canadian securities regulations and are subject to additional regulatory scrutiny in Canada.

We are a "reporting issuer" in the Canadian provinces of British Columbia and Alberta. As a result, our disclosure outside the United States differs from the disclosure contained in our SEC filings. Our reserve and resource estimates disseminated outside the United States are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report reserves and resources in accordance with Canadian practices. These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated, and inferred resources, which are generally not permitted in disclosures filed with the SEC. In the United States, mineralization may not be classified as a "reserve" unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. Further, "inferred resources" have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of "contained ounces" is permitted disclosure under Canadian regulations; however, the SEC only permits issuers to report "resources" as in-place tonnage and grade without reference to unit measures. Accordingly, information concerning descriptions of mineralization, reserves, and resources contained in disclosures released outside the United States may not be comparable to information made public by other United States companies subject to the reporting and disclosure requirements of the SEC.

We are also subject to increased regulatory scrutiny and costs associated with complying with securities legislation in Canada. For example, we are subject to civil liability for misrepresentations in written disclosure and oral statements. Legislation has been enacted in these provinces which creates a right of action for damages against a reporting issuer, its directors and certain of its officers in the event that the reporting issuer or a person with actual, implied, or apparent authority to act or speak on behalf of the reporting issuer releases a document or makes a public oral statement that contains a misrepresentation or the reporting issuer fails to make timely disclosure of a material change. We do not anticipate any particular regulation that would be difficult to comply with. However, failure to comply with regulations may result in civil awards, fines, penalties, and orders that could have an adverse effect on us.

Risks Associated with Our Common Stock

Our stock price has been volatile and your investment in our common stock could suffer a decline in value.

Our common stock is quoted on the OTCQB Market ("OTCQB") and traded on the TSX Venture Exchange ("TSX-V"). The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include price fluctuations of precious metals, government regulations, disputes regarding mining claims, broad stock market fluctuations, and general economic conditions in the United States and Canada.

We do not intend to pay any dividends on shares of our common stock in the near future.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future, and any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion, and such other factors as our board of directors deems relevant. It is our current intention to apply net earnings, if any, in the foreseeable future to finance the growth and development of our business.

Investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share, if we issue additional employee/director/consultant options or if we sell additional shares and/or warrants to finance our operations.

We have not generated material revenue from exploration since the commencement of our exploration stage. In order to further expand our company and meet our objectives, any additional growth and/or expanded exploration activity may need to be financed through sale and issuance of additional shares, including, but not limited to, raising finances to explore our properties. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we may also need to issue additional shares to finance future acquisitions, growth and/or additional exploration programs at any or all of our projects or to acquire additional properties. We may also in the future grant to some or all of our directors, officers, insiders, and key employees options to purchase our common shares and stock unit awards as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional shares will, cause our existing shareholders to experience dilution of their ownership interests.

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If all of the outstanding options and warrants are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

We are subject to the continued listing criteria of the TSX-V and our failure to satisfy these criteria may result in delisting of our shares of common stock.

Our shares of common stock are currently listed on the TSX-V. In order to maintain the listing, we must maintain certain share prices, financial, and share distribution targets, including maintaining a minimum amount of shareholders' equity and a minimum number of public shareholders. In addition to objective standards, the TSX-V may delist our securities if, in their discretionary opinion: (i) our financial condition and/or operating results appear unsatisfactory; (ii) it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on TSX-V inadvisable; (iii) we sell or dispose of principal operating assets or cease to be an operating company; (iv) we fail to comply with the listing requirements of the TSX-V; (v) our shares of common stock sell at what the TSX-V considers a "low selling price" and if we fail to correct this via a reverse split of shares after notification by the TSX-V; or (vi) any other event occurs or any condition exists which makes continued listing on the TSX-V, in their opinion, inadvisable.

If the TSX-V delists our shares of common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

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

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

During the three-month period ended March 31, 2024, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Documents which are filed as a part of this report:

Exhibits:

31.1*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones
31.2*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery
32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones
32.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

By   /s/ Eric T. Jones

Eric T. Jones

President and Chief Executive Officer

Date: May 14, 2024

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By   /s/ Larry Thackery

Larry Thackery

Chief Financial Officer

Date: May 14, 2024