Form 10-Q
period 2024-06-30
THUNDER MOUNTAIN GOLD INC
filed 2024-08-16
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒  No

Number of shares of issuer's common stock outstanding at July 10, 2024:  60,855,579

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Thunder Mountain Gold, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

June 30, 2024 and December 31, 2023

	June 30, 2024	December 31, 2023
ASSETS

Current assets:
Cash and cash equivalents	$247,235	$170,628
Investment in BeMetals, at fair value (Note 4)	-	427,836
Prepaid expenses and other assets	52,208	33,786
Total current assets	299,443	632,250

Property and Equipment:
Land	332,509	332,509
Total property and equipment	332,509	332,509

Right to use asset (Note 9)	11,855	21,629
Total assets	$643,807	$986,388

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$25,633	$39,050
Accrued legal fees	136,685	136,685
Operating lease liability - current (Note 9)	12,183	18,612
Deferred officer compensation (Note 6)	1,104,625	1,104,625
Total current liabilities	1,279,126	1,298,972

Operating lease liability - long-term (Note 9)	-	3,532
Accrued reclamation costs	81,250	81,250
Total liabilities	1,360,376	1,383,754

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,855,579 shares issued and outstanding	60,856	60,856
Additional paid-in capital	6,564,947	6,564,947
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(7,487,811)	(7,168,608)
Total Thunder Mountain Gold, Inc stockholders' equity	(886,208)	(567,005)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	169,639	169,639
Total stockholders' equity	(716,569)	(397,366)
Total liabilities and stockholders' equity	$643,807	$986,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

		Three Months Ended			Six Months Ended
		June 30,			June 30,
		2024		2023	2024	2023
Operating expenses:
Exploration		$22,285		$24,576	$42,360	$43,007
Legal and accounting		10,016		12,147	57,735	76,963
Management and administrative		82,331		106,322	177,371	235,876
Depreciation		-		221	-	552
Total operating expenses		114,632		143,266	277,466	356,398

Net operating (loss)		(114,632)		(143,266)	(277,466)	(356,398)

Other income (expense):
Unrealized gain (loss) on investment		-		194,848	-	47,420
Realized gain (loss) on investment		-		-	(42,855)	-
Other income		989		594	1,118	1,324
Total other income (expense)		989		195,442	(41,737)	48,744
Net income (loss)		(113,643)		52,176	(319,203)	(307,654)
Net income (loss) - noncontrolling interest in Owyhee Gold Trust		-		-	-	-
Net income (loss) - Thunder Mountain Gold, Inc.		$(113,643)		$52,176	$(319,203)	$(307,654)

Net (loss) per common share - basic and diluted	$	Nil	$	Nil	$(0.01)	$(0.01)

Weighted average common shares outstanding-basic and diluted.		60,855,579		60,855,579	60,855,579	60,855,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(319,203)	$(307,654)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	552
Noncash lease expense	(187)	-
Unrealized (gain) loss on investment	-	(47,420)
Realized (gain) loss on investment	42,855	-
Change in:
Prepaid expenses and other assets	(18,422)	(14,838)
Accounts payable and other accrued liabilities	(13,417)	16,442
Accrued legal fees	-	(10,000)
Advance from BeMetals	-	(5,433)
Net cash used by operating activities	(308,374)	(368,351)

Cash flows from investing activities:
Proceeds from sale of investments	384,981	-
Deposit on Land Purchase	-	(10,000)
Net cash provided (used) by investing activities	384,981	(10,000)

Cash flows from financing activities:
Net cash (used) by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	76,607	(378,351)
Cash and cash equivalents, beginning of period	170,628	682,718
Cash and cash equivalents, end of period	$247,235	$304,367

Noncash financing and investing activities
Operating lease liability arising from obtaining right to use asset (Note 9)	$-	$38,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the three-month and six-month periods ended June 30, 2024 and June 30, 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non- Controlling Interest in OGT	Total

Balances at April 1, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,711,211)	$169,639	$60,031
Net income	-	-	-	-	52,176	-	52,176

Balances at June 30, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,659,035)	$169,639	$112,207

Balances at April 1, 2024	60,855,579	$60,856	$6,564,947	$(24,200)	$(7,374,168)	$169,639	$(602,926)
Net loss	-	-	-	-	(113,643)	-	(113,643)

Balances at June 30, 2024	60,855,579	$60,856	$6,564,947	$(24,200)	$(7,487,811)	$169,639	$(716,569)

Balances at January 1, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,351,381)	$169,639	$419,861
Net loss		-	-	-	(307,654)	-	(307,654)

Balances at June 30, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,659,035)	$169,639	112,207

Balances at January 1, 2024	60,855,579	$60,856	$6,564,947	$(24,200)	$(7,168,608)	$169,639	$(397,366)
Net loss	-	-	-	-	(319,203)	-	(319,203)

Balances at June 30, 2024	60,855,579	$60,856	$6,564,947	$(24,200)	$(7,487,811)	$169,639	$(716,569)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.  Summary of Significant Accounting Policies and Business Operations

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management of Thunder Mountain Gold, Inc. ("Thunder Mountain", "THMG", or "the Company") in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company's management, these financial statements include all normal recurring adjustments necessary for a fair presentation of the financial results for the interim periods presented.

The preparation of financial statements in accordance with GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations. The more significant areas requiring the use of management estimates and assumptions include the carrying value of properties and mineral interests, environmental remediation liabilities, deferred tax assets, and stock-based compensation. Management's estimates and assumptions are based on historical experience and other assumptions believed to be reasonable under the circumstances. Operating results for the three and six-month periods ended June 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

For further information, refer to the financial statements and footnotes included in the Company's audited financial statements for the year ended December 31, 2023, in the Company's 10-K, and any amendments thereto, as filed with the Securities and Exchange Commission on March 12, 2024.

Going Concern

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2023 disclose a 'going concern' qualification to our ability to continue in business. Those consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of our assets and the settlement of our liabilities in the normal course of our operations. Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and investors and have limited access to capital and credit for many companies. In addition, commodity prices and mining equities have seen significant volatility which increases the risk to precious metal investors. Market disruptions and alternative investment options, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, asset sales, corporate transactions, credit facilities or debenture issuances in order to continue as a going concern.

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

The condensed consolidated financial statements accompanying this report show an accumulated deficit of $7,487,811 on June 30, 2024, which raises substantial doubt about the Company's ability to continue as a going concern. The Company has incurred losses since its inception. The Company does not have sufficient cash to fund normal operations and meet all of its obligations for the next 12 months without raising additional funds.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company; its wholly owned subsidiaries, Thunder Mountain Resources, Inc. ("TMRI") and South Mountain Mines, Inc. ("SMMI"); and a company in which the Company owns 75% and has majority control, Owyhee Gold Trust, LLC ("OGT"). The Company's condensed consolidated financial statements reflect the other investor's 25% noncontrolling, capped interest in OGT. Intercompany accounts are eliminated in consolidation.

Accounting Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include the carrying value of properties and mineral interests, environmental remediation liabilities, deferred tax assets, and stock-based compensation. Management’s estimates and assumptions are based on historical experience and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

For JVs in which the Company does not have joint control or significant influence, the cost method is used. For those JVs in which there is joint control between the parties, the equity method is utilized whereby the Company's share of the ventures' earnings and losses is included in the statement of operations as earnings in JVs and its investments therein are adjusted by a similar amount. The Company periodically assesses its investments in JVs for impairment. If management determines that a decline in fair value is other than temporary it will write-down the investment and charge the impairment against operations.

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management's estimate of amounts expected to be incurred when the remediation work is performed. At June 30, 2024, the Company had accrued $81,250 on its consolidated balance sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

Share-Based Compensation

Share-based payments to employees and directors, including grants of employee stock options, are measured at fair value and expensed in the consolidated statements of operations over the vesting period.

Investments in Equity Securities

Investments in equity securities are generally measured at fair value. Unrealized gains and losses for equity securities resulting from changes in fair value are recognized in current earnings. If an equity security does not have a readily determinable fair value, we may elect to measure the security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. At the end of each reporting period, we reassess whether an equity investment security without a readily determinable fair value qualifies to be measured at cost less impairment, consider whether impairment indicators exist to evaluate if an equity investment security is impaired and, if so, record an impairment loss. At the end of each reporting period, unrealized gains and losses resulting from changes in fair value are recognized in current earnings. Upon sale of an equity security, the realized gain or loss is recognized in current earnings.

Recent Accounting Pronouncements

Accounting Standards Updates

In August 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. We do not expect adoption of the new guidance to have a material impact on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires companies to report on an annual basis, specific categories in the rate reconciliation and additional information on reconciling items greater than 5% of the taxable income or loss. The update also requires disclosure of income taxes paid to Federal, state and foreign jurisdictions along with other municipal and local jurisdictions representing 5% or more of total income taxes paid. This update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion to common shares, except where their inclusion would be anti-dilutive. For the quarters ended June 30, 2024, and 2023, outstanding common stock options were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for the period.

2. Mineral Interest Commitments

The Company holds two leases pertaining to land parcels adjacent to its South Mountain patented and unpatented mining claims. The details of these leases are as follows:

Acree Lease:

Commencing on June 20, 2008, the Company entered into a lease agreement with Ronald Acree for a period of 6 years, covering 113 acres at a rate of $20 per acre. The lease includes an option to extend for an additional 10 years at a revised rate of $30 per acre. Upon the 17th Anniversary from the effective date, a rate of $50 per acre will be paid in the form of an advanced royalty until the 30th anniversary from the date. Then, a rate of $75 per acre will be paid to Acree. The total annual lease payment for the 113 acres amounts to $3,390.

Lowry Lease:

On October 24, 2008, the Company executed a lease agreement with William and Nita Lowry for a duration of 6 years, encompassing 376 acres at a rate of $20 per acre. Similar to the Acree Lease, the Lowry Lease incorporates an option to extend for an additional 10 years at a revised rate of $30 per acre. Following the passing of the original lessors, the lease was inherited by Michael Lowry, their son. The lease will expire on October 24, 2025.

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

Complaint

On April 12, 2023, the Company was served with a Complaint filed in the fourth judicial district court of the State of Idaho by legal representatives of a former mining contractor who had provided services for the South Mountain Mine project in the Fall of 2020. The case was subsequently dismissed with prejudice, and a judgment to that effect was entered on November 21, 2023. The contractor had a 42-day window from the date of judgment to appeal, which expired on January 2, 2024. No appeal was filed within this timeframe, leading to the District Court`s dismissal of the claim.

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

The Company's property and equipment are as follows:

	June 30,	December 31,
	2024	2023
Vehicles	$22,441	$22,441
Construction Equipment	30,407	30,407
Mining Equipment	42,696	42,696
	95,544	95,544
Accumulated Depreciation	(95,544)	(95,544)
	-	-
Land	332,509	332,509
Total Property and Equipment	$332,509	$332,509

6. Related Party Transactions

Deferred Compensation

As of June 30, 2024, and December 31, 2023, the balances of the total deferred compensation for the officers, are as follows, Eric Jones, President and Chief Executive Officer: $469,500; Jim Collord, Vice President and Chief Operating Officer: $420,000; Larry Thackery, Chief Financial Officer: $215,125. The total deferred compensation for these officers at June 30, 2024 and December 31, 2023 was $1,104,625.

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

For the periods ended June 30, 2024 and 2023, no options were granted, and on March 25, 2024 1,325,000 options expired.

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2023	4,775,000	$0.09
Expired	(1,325,000)	0.09
Outstanding and exercisable at June 30, 2024	3,450,000	$0.09

The average remaining contractual term of the options outstanding and exercisable at June 30, 2024, was 1.79 years. On June 30, 2024, options outstanding and exercisable had no aggregate intrinsic value based on the Company's stock price of $0.029 on June 30, 2024.

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

For the six months ended June 30, 2024, the Company expended cash of $10,594 in operating lease payments that were recorded in management and administrative expenses.

The table below displays the future operating lease payments and lease liability as of June 30, 2024, related to the Company's operating lease.

Future Lease Payments	Total Amount
2024 (remaining six months)	$10,688
2025	1,781
Total	12,469
Less: Imputed Interest	(286)
Total lease Liability	$12,183

The Company's ROU asset decreased through amortization of $4,931 and $9,775 for the three and six months ended June 30, 2024.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A. - Risk Factors in our 2023 Form 10-K and in Part II, Item 1.A. - Risk Factors of our 2024 Q1 Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Thunder Mountain Gold, Inc. or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Plan of Operations

The Company, including its subsidiaries, owns mining rights, mining claims, and properties in the mining areas of Nevada and Idaho, which includes its South Mountain Property in Idaho, and its Trout Creek Property in Nevada.

The Company owns 100% of the outstanding stock of Thunder Mountain Resources, Inc., a Nevada Corporation. Thunder Mountain Resources, Inc. owns 100% of the outstanding stock of South Mountain Mines, Inc. (SMMI), an Idaho Corporation. Thunder Mountain Resources, Inc. completed the direct purchase of 100% ownership of South Mountain Mines, Inc. on September 27, 2007, which consisted of 17 patented mining claims (approximately 327 acres) located in Owyhee County in southwestern Idaho. After the purchase, Thunder Mountain Resources staked 21 unpatented lode mining claims and obtained mineral leases on 489 acres of adjoining private ranch land.

The Company's plan of operation for the next twelve months, subject to business conditions, will be to continue to advance the South Mountain Project, including continued baseline environmental and engineering work necessary to complete a Preliminary Economic Analysis or Initial Analysis. The Company plans to continue to explore options to advance the South Mountain Project and acquire additional properties through partnerships, joint ventures, option agreements, and strategic relationships.

Internal Controls Disclosure

Samples submitted for analysis from drilling completed by the Company in 2019, 2020, 2021 incorporated a QA/QC program consisting of duplicates, standards, and blanks to verify the assay laboratory results. Hard Rock Consulting, LLC, based in the U.S.A., an independent mining and mineral resource consulting firm based in Denver, Colorado (“HRC”), has conducted two site visits to the Project in April 2018 and May 2021. HRC completed a manual and mechanical audit of the drilling and channel sampling database prior to the estimation of mineral resources. HRC also examined select core intervals from historic and recent drilling, obtained a variety of duplicate samples for independent check sampling. In all cases, the core samples accurately reflect the lithologies recorded on the logs and the degree of visible alteration and evidence of mineralization observed was generally consistent with the grade range indicated by the original assay value. The Company and HRC are reviewing the Mineral Resources classified into inferred, indicated, and measured mineral resources to determine compliance in accordance with § 229.1302(d)(1)(iii)(A) (Item 1302(d)(1)(iii)(A) of Regulation S-K). Mineral resources that are not mineral reserves and have not demonstrated economic viability. Risks associated with the mineral resource estimate include, but are not limited to changes in metal price, changes to geotechnical, mining, and metallurgical recovery assumptions, changes to the formula used to generate the block model NSR values, changes to the assumptions used to generate the reporting NSR cut-off value and changes in interpretations of mineralization geometry and continuity of mineralization zones resulting from additional drill hole information and channel sample assays, and new geological mapping information.

Based upon staff comments from the Securities and Exchange Commission ("SEC"), the Company is reviewing our prior property disclosures to determine whether the information concerning our mining properties has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties. You are cautioned that mineral resources do not have demonstrated economic value. Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources, in particular, have a great amount of uncertainty as to their existence and their economic and legal feasibility. Investors are cautioned not to assume that any part or all of the Inferred Resource exists or is economically or legally mineable. See Item 1A, Risk Factors.

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

Financial Condition

Liquidity and Capital Resources

The condensed consolidated financial statements accompanying this report show an accumulated deficit of $7,487,811 on June 30, 2024, which raises substantial doubt about the Company's ability to continue as a going concern.

As of June 30, 2024, the Company may not have sufficient liquidity to sustain normal operations for the next 12 months. While it is pursuing additional financing including possible strategic alternatives there can be no assurance that additional financing sources or strategic alternatives will be available.

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

  On June 30, 2024, the Company had cash and cash equivalents of $247,235.
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

At June 30, 2024, we have current assets of $299,443. Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If we do not have enough cash to complete our exploration programs, we will make every effort to raise additional funds from public offerings, sale of liquid stock or loans or to adjust our business plans accordingly.

  On July 20, 2024, the Company had $213,948 cash in our bank accounts.
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

During the six months ended June 30, 2024, the Company discloses a net cash outflow from operating activities amounting to $308,374, compared to an operating cash outflow of $368,351 in 2023. In the period ended June 30, 2024, there was a net cash inflow from investment activities totaling $384,981, stemming from the sale of BeMetals common stock. Conversely, during the same period ended June 30, 2023, the Company committed to acquire an additional 56 acres, necessitating a $10,000 deposit, which was recorded as an investment outlay.

No cash outflows were reported for financing activities for the periods ended June 30, 2024, and 2023. The Company realized a net cash increase of $76,607 for the fiscal year ended June 30, 2024, in contrast to a net cash decrease of $378,351 for the corresponding period in 2023.

Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals.

Results of Operations

For the three months ended June 30, 2024, the Company reported a net loss of $113,643, in contrast to net income of $52,176 for the comparable period ended June 30, 2023. For the six-month period ended June 30, 2024, the Company recorded a net loss of $319,203, compared to a net loss of $307,654 for the same period in 2023. The Company recognized no unrealized gains or losses on the investment in BeMetals for both the three and six-month periods ended June 30, 2024, whereas an unrealized gain of $194,848 and $47,420 was recognized for the three and six-month periods ended June 30, 2023, respectively.

Three-month period comparisons

Operating expenses for the three months ended June 30, 2024, totaled $114,632, reflecting a decrease of $28,634, or 20%, from the same period in 2023. Exploration expenses decreased by $2,291 for the three months ended June 30, 2024, compared to the same period in 2023. Legal and accounting costs for the three months ended June 30, 2024, decreased by $2,131, totaling $10,016. Management and administrative expenses decreased by $23,991, or 23%, due to a reduction in management salaries. No stock options were issued for the three months ended June 30, 2023.

Six-month period comparisons

Operating expenses for the six months ended June 30, 2024, were $277,466, reflecting a decrease of $78,932, or 22%, from the same period in 2023. Exploration expenses for the six months ended June 30, 2024, decreased by $647 compared to the same period in 2023. Legal and accounting costs decreased by $19,228, or 25%, totaling $57,735. Management and administrative expenses decreased by $58,505, or 25%, primarily due to a reduction in management salaries, demonstrating the Company's efforts to preserve liquidity. No stock options were issued during the six months ended June 30, 2024.

Going Concern

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

Contractual Obligations

The Company holds two leases pertaining to land parcels adjacent to its South Mountain patented and unpatented mining claims. The details of these leases are as follows:

Acree Lease:

Commencing on June 20, 2008, the Company entered into a lease agreement with Ronald Acree for a period of 6 years, covering 113 acres at a rate of $20 per acre. The lease includes an option to extend for an additional 10 years at a revised rate of $30 per acre. Upon the 17th Anniversary from the effective date, a rate of $50 per acre will be paid in the form of an advanced royalty until the 30th anniversary from the date. Then, a rate of $75 per acre will be paid to Acree. The total annual lease payment for the 113 acres amounts to $3,390.

Lowry Lease:

On October 24, 2008, the Company executed a lease agreement with William and Nita Lowry for a duration of 6 years, encompassing 376 acres at a rate of $20 per acre. Similar to the Acree Lease, the Lowry Lease incorporates an option to extend for an additional 10 years at a revised rate of $30 per acre. Following the passing of the original lessors, the lease was inherited by Michael Lowry, their son. The lease will expire on October 24, 2025.

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

Critical Accounting Estimates

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

Subsequently, on July 30, 2024, the Company received comments from SEC staff indicating that the Company's disclosures concerning our mining properties, specifically estimates of mineral resources, relied on Canadian National Instrument 43-101 instead of the requirements of Subpart 1300 of Regulation S-K. Based on comments from the SEC staff, the Company, in conjunction with its legal counsel and HRC, is currently reviewing its disclosure controls and procedures regarding our mineral property disclosure requirements. The Company expects to implement changes to the internal controls and procedures to ensure accurate and timely disclosures of its exploration and mineral resource and reserve estimation efforts to ensure compliance with Subpart 1300 of Regulation S-K.

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

Item 1A. Risk Factors.

For a complete discussion of the Company's risk factors, refer to the risk factors included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, and in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, that set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.

Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. Mineral interests are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of June 30, 2024.

Risks Related to Our Company

Our ability to operate as a going concern is in doubt.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2023, disclose a 'going concern' qualification to our ability to continue in business. The accompanying condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months. We will need to raise funds in the form of equity or debt financings to fund normal operations for the next 12 months.

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

  completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient mineral resources to support a commercial mining operation;
  the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining, and processing facilities;
  the availability and costs of drill equipment, exploration personnel, skilled labor, and mining and processing equipment, if required;
  compliance with environmental and other governmental approval and permit requirements;
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

We have incurred losses since inception and expect to continue to incur losses in the future. We had an accumulated deficit of approximately $7,487,811 as of June 30, 2024. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

During the six-month period ended June 30, 2024, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Documents which are filed as a part of this report:

Exhibits:

3.1	Articles of Incorporation of Thunder Mountain Gold, Inc., incorporated by reference to the Company's Form 10-KSB as filed with the Securities and Exchange Commission on April 16, 2008.
3.2	Bylaws of Thunder Mountain Gold, Inc., incorporated herein by reference to the Company's Form 10-KSB as filed with the Securities and Exchange Commission on April 16, 2008.
31.1*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones
31.2*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Thackery
32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones
32.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Thackery
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

By /s/Eric T. Jones

Eric T. Jones

President and Chief Executive Officer

Date: August 16, 2024

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By: /s/Larry Thackery

Larry Thackery

Chief Financial Officer

Date: August 16, 2024