Form 10-K/A
period 2023-12-31
THUNDER MOUNTAIN GOLD INC
filed 2024-09-11
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Thunder Mountain Gold, Inc. is filing this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission ("SEC") on March 12, 2024 (the "Original Form 10-K"). The purpose of this Amendment is to report the information required by Items 1300 through 1305 of Regulation S-K for our mining properties primarily under Item 2 of Part I. Item 2 of Part I of this Amendment is amended in its entirety and includes additional disclosures and clarifications related to our properties as prescribed by Items 1300 through 1305 of Regulation S-K. Other related items have been included elsewhere to meet the requirements of Subpart 1300 of Regulation S-K, such as the sections of the Preface before Part I of this Amendment entitled: "Cautionary Note to U.S. Residents Concerning Disclosure of Mineral Resources," "Abbreviations and Terms of Reference," and "Glossary of Significant Mining Terms." Item 1A of Part I containing Risk Factors has been amended to remove the paragraph containing reference to NI 43-101 under the risk factor entitled "We have no proven reserves,"and to include a risk factor related to climate change, see the last risk factor of Item 1A, Part I. Similarly, the second paragraph under the section entitled "Plan of Operation" of Item 7 of Part II was amended due to its reference to NI 43-101. Item 9 of Part II has been amended to include the management's conclusion that the Company's disclosure controls and procedures were not effective with regard to mineral property disclosure requirements and to state remedial actions to correct such deficiencies. Item 4 of Part I includes a paragraph incorporating Exhibit 95 into our Mine Safety Disclosures, which has also been added as Exhibit 95 under Item 15, Part IV. Additionally, we have included the Initial Assessment Technical Report Summary for the South Mountain Project, Owyhee County, Idaho USA S-K 1300, as Exhibit 96.1 of Item 15 of Part IV.

Pursuant to the SEC rules, Item 15 of Part IV has also been amended to contain the currently dated certificates from the Company's principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certificates of the Company's principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 31.3, and 31.4.

Other than the information contained herein with respect to the Preface proceeding Item I, Item 1A of Part I, Item 2 of Part I, Item 4 of Part I, Item 7 of Part II, and Item 15 of Part IV, this Amendment does not change any of the information contained in the Original Form 10-K. Other than as specifically set forth herein, we have not updated or amended the disclosures contained in the Original Form 10-K to reflect events that have occurred since the date thereof. Accordingly, this Amendment should be read in conjunction with our Original Form 10-K.

i

THUNDER MOUNTAIN GOLD, INC.

Form 10-K

December 31, 2023

CAUTIONARY NOTE TO U.S. RESIDENTS CONCERNING DISCLOSURE OF MINERAL RESOURCES

Thunder Mountain Gold, Inc. ("Thunder Mountain," "we," "us," "our" or the "Company") is a U.S. domestic issuer for U.S. Securities and Exchange Commission ("SEC") purposes; it is required to report its financial results under U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), and its shares of common stock trade on the TSX Venture Exchange (the "TSX-V") and the OTCQB Venture Market tier of the OTC Markets. However, certain prior regulatory filings made in Canada contain or incorporate by reference therein certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of United States' securities laws. Unless otherwise indicated, all resource estimates included in those Canadian filings, and in the documents incorporated by reference therein, had been prepared in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects ("NI 43-101") and the Canadian Institute of Mining, Metallurgy and Petroleum ("CIM") classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.

Canadian standards, including NI 43-101, may differ from the requirements of Subpart 1300 of Regulation S-K ("S-K 1300"). Thus, resource information contained, or incorporated by reference, in the Company's Canadian filings, and in the documents incorporated by reference therein, may not be comparable to similar information disclosed by companies reporting mineral reserve and mineral resource information under S-K 1300.

The terms "mineral reserve," "proven mineral reserve" and "probable mineral reserve" are Canadian mining terms as defined in accordance with NI 43-101 and CIM standards. Pursuant to S-K 1300, the SEC now recognizes estimates of "measured mineral resources," "indicated mineral resources" and "inferred mineral resources." In addition, the SEC has amended its definitions of "proven mineral reserves" and "probably mineral reserves" to be substantially similar to the corresponding standards of the CIM.

Investors are cautioned that while terms are substantially similar to CIM standards, there are differences in the definitions and standards under S-K 1300 and the CIM standards. Accordingly, there is no assurance any mineral reserves or mineral resources that the Company may report as "proven reserves," "probable reserves," "measured mineral resources," "indicated mineral resources" and "inferred mineral resources" under NI 43-101 will be the same as the reserve or resource estimates prepared under the standards adopted under S-K 1300.

Investors are also cautioned that while the SEC now recognizes "measured mineral resources," "indicated mineral resources" and "inferred mineral resources," investors should not assume that any part or all of mineral deposits in these categories will ever be converted into mineral reserves.

Mineralization described using these terms has a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an "measured mineral resource," "indicated mineral resource" or "inferred mineral resource" will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained ounces" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

ABBREVIATIONS AND TERMS OF REFERENCE

µm	micrometer	OK	Ordinary Krig
Ag	Silver	opt	Ounces per ton
AgCl	Silver Chloride	OVB	Overburden boundary
AMAG	Airborne magnetic data	oz/t	ounces per ton
AMSL	Above mean seal level	PA	Preliminary Assessment
ARAD	Airborne radiometric data	Pb	Lead
Au	Gold	PEA	Preliminary Economic Assessment
Au2Bi	Maldonite	ppm	Parts per million
BDL	Below detection limit	QA/QC	Quality assurance and quality control
BMET	BeMetals Corp.	RES	Residual
CEP	Cumulative Frequency Plot	RM	Registered member
CIM	Canadian Institute of Mining, Metallurgy & Petroleum	S-K 1300	Modernized Property Disclosure Requirements for Mining Registrants as described in Subpart 229.1300 of Regulation S-K
CPG	Construction General Permit	SCHL	Footwall schist
CRD	Carbonate-replacement Deposits	SCHU	Hanging wall schist
CRIRSCO	Committee of Mineral Reserves International Reporting Standards	SEC	United States Securities and Exchange Commission
Cu	Copper	SME	Society for Mining, Metallurgy, and Exploration
CUP	Conditional Use Permit	SMM	South Mountain Mines
CuSO4-5H2O	Copper Sulfate Pentahydrate	SMMI	South Mountain Mines, Inc.
CxCu	Cold extractable copper	SMSZ	South Mountain Structural Zone
CxHM	Cold extractable total heavy metals	SWPPP	Storm Water Pollution Prevention Plan
DMEA	Defense Minerals Exploration Administration	t	ton
EDA	Exploratory Data Analysis	TH	Thorium
EPA	Environmental Protection Agency	THMG	Thunder Mountain Gold, Inc. ("The Registrant")
Fe	Iron	TMRI	Thunder Mountain Resources, Inc.
ft	Feet	TRS	Technical Report Summary
GRAV	Gravity data	tpd	tons per day
HRC	Hard Rock Consulting LLC	U	Uranium
IBMG	Idaho Bureau of Mines and Geology	US$	U.S. dollars
ID	Inverse Distance	USGS	United States Geological Survey
IDEQ	Idaho Department of Environmental Quality	Zn	Zinc
JORC	Australasian Joint Ore Reserves Committee	Zn(CN)2	Zinc Cyanide
K	Potassium	ZnAgEq	Zinc Silver Equivalent
K-Ar	Potassium-argon radiometric dating
Kqd	cretaceous age quartz dioritic rocks
Kwhr	Kilowatt per hour
LXY	Laxey marble unit
m	meters
MRE	Mineral Resource Estimate
MSGP	Multi-Sector General Permit
my	Million years
NA2S2O5	Sodium Metabisulfite
NAA	No Action Assurance
NI 43-101	National Instrument 43-101
NN	Nearest Neighbor
NPDES	National Pollutant Discharge Elimination System
NSR	Net Smelter Return
NURE	National Uranium Resource Evaluation
OGT	Owyhee Gold Territory, LLC

GLOSSARY OF SIGNIFICANT MINING TERMS

Alluvial - Adjectivally used to identify rocks or minerals deposited over time by moving water.

Arsenopyrite - An iron-arsenic sulfide. Common constituent of gold mineralization.

Bedrock - Solid rock underlying overburden.

Dip - Angle made by an inclined surface with the horizontal, measured perpendicular to strike.

Deposit-A mineral deposit is a mineralized body that has been intersected by sufficient closely-spaced drill holes or underground sampling to support sufficient tonnage and average grade(s) of metal(s) to warrant further exploration or development activities.

Drift - A horizontal mine opening driven on the vein. Driving is a term used to describe the excavation of a mine passageway.

Exploration Stage Issuer - As defined by Subpart 1300 of Regulation S-K - is an issuer that has no material property with mineral reserves disclosed.

Exploration Stage Property - As defined by Subpart 1300 of Regulation S-K - is a property that has no mineral reserves disclosed.

Fault - A fracture in the earth's crust accompanied by a displacement of one side of the fracture with respect to the other and in a direction parallel to the fracture.

Flotation - A physiochemical process for the separation of finely divided solids from one another. Separation of these (dissimilar) discrete solids from each other is affected by the selective attachment of the particle surface to gas bubbles.

GPT - grams per metric tonne.

Galena - A lead sulfide mineral.

Indicated Mineral Resource (or "Indicated") - is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

Inferred Mineral Resource (or "Inferred") - has the meaning defined by Subpart 1300 of Regulation S-K - is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

Measured Mineral Resource (or "Measured") - has the meaning defined by Subpart 1300 of Regulation S-K - is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

Mill - A general term used to denote a mineral processing plant.

Mineralization - The presence of minerals, usually of potential economic significance, in a specific area or geologic formation.

Mineral Resource - has the meaning defined by Subpart 1300 of Regulation S-K - is a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

v

Mineral Reserve - has the meaning defined by Subpart 1300 of Regulation S-K - An estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

Net Smelter Return ("NSR") - The Net Smelter Return from a processed ore is the value recouped from the mineral products less the costs associated with smelting, refining, and transport to the smelter. The NSR specifically does not permit the deduction of mining and milling costs.

Ore - A mineral or aggregate of minerals that can be mined and treated at a profit. A large quantity of ore that is surrounded by waste or sub-ore material is called an orebody.

Patented Claim - A mineral claim where the title has been obtained from the U.S. federal government through the patent process of the Mining Law of 1872 (30 U.S.C. § 22, et seq.). The owner of the patented claim is granted title to the surface and mineral rights.

Probable Mineral Reserve (or "Probable") - has the meaning defined by Subpart 1300 of Regulation S-K - the economically mineable part of an indicated and, in some cases, a measured mineral resource.

Production Stage Issuer - As defined by the SEC-includes all issuers engaged in the exploitation of a mineral deposit (reserve).

Proven Mineral Reserve (or "Proven") - - has the meaning defined by Subpart 1300 of Regulation S-K - is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

Pyrite - An iron sulfide mineral that usually has no commercial value but is commonly associated with mineral deposits of gold, copper, and other metals.

Ramp - An underground opening usually driven downward, but not always, to provide access to an orebody for rubber-tired equipment such as loaders and trucks. Typically ramps are inclined at a slope grade of approximately 15%.

Rib samples - Ore taken from rib pillars in a mine to determine metal content.

Royalty or NSR Royalty - A mineral royalty is a percentage of the value extracted from an ore that is paid to an interest holding party, usually a claim owner. The NSR Royalty is calculated based on the value of the processed ore after deducting the costs of smelting, refining, and transport to a smelter. However, the cost of mining and milling is not deducted. Typical NSR Royalty rates in the United States are on the order of 1-5%.

Strike -The bearing or azimuth of the line created by the intersection of a horizontal plane with an inclined rock strata, vein or body.

Tetrahedrite-Sulfosalt mineral containing copper, antimony, and silver.

Vein - A zone or body of mineralized rock lying within boundaries separating it from neighboring wallrock. A mineralized zone having a more or less regular development in length, width and depth to give it a tabular form and commonly inclined at a considerable angle to the horizontal.

Unpatented Claim - A mineral claim staked on United States Public Domain (USPD) that is open for mineral entry. Unpatented lode claims can be no more than 1,500 feet long by 600 feet wide. The claimant owns the mineral rights, but does not own the surface, which is USPD. Any exploration or mining on the claim must first be submitted in a plan of operations (POO) for approval to the appropriate federal land management entity.

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

We have no proven reserves.

We have no proven reserves at any of our properties. We only have measured, indicated, and inferred mineral resources, along with assay samples at South Mountain; and assay samples at some of our other exploration properties.

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

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on the Company's business.

A number of governments or governmental bodies have introduced or are contemplating legislative and/or regulatory changes in response to concerns about the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on the Company, on its future venture partners, if any, and on its suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs necessary to comply with such regulations. Any adopted future climate change regulations could also negatively impact the Company's ability to compete with companies situated in areas not subject to such limitations. Given the emotional and political significance and uncertainty surrounding the impact of climate change and how it should be dealt with, the Company cannot predict how legislation and regulation will ultimately affect its financial condition, operating performance, and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by the Company or other companies in its industry could harm the Company's reputation. The potential physical impacts of climate change on its operations are highly uncertain, could be particular to the geographic circumstances in areas in which the Company operates and may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and changing temperatures. These impacts may adversely impact the cost, production, and financial performance of the Company's operations.

There are several governmental regulations that materially restrict mineral exploration. The Company will be subject to the federal regulations (environmental) and the laws of the State of Idaho as the Company carries out its exploration program. The Company may be required to obtain additional work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While the Company's planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase its costs of doing business and prevent it from carrying out its exploration program.

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

The Chief Financial Officer will oversee our information security programs, including cybersecurity initiatives, and is integrated into our Cybersecurity Incident response process. The Audit committee oversees cybersecurity risk management activities, supported by Company management, the Board of Directors, and external consultants. We assess and prioritize risks based on potential impact, implement technical controls, and monitor third-party vendors' security practices.

ITEM 2 - DESCRIPTION OF PROPERTIES

Summary

The Company, including its subsidiaries, owns mining rights, claims, and properties in the mining areas of Nevada and Idaho. These include the South Mountain Property in Idaho ("South Mountain Project") and the Trout Creek Property in Nevada ("Trout Creek Project"). The maps below in Figure 1 and Figure 2 show the locations of the properties.

Figure 1 - South Mountain Project Location Map

Trout Creek Project
Nevada

Approximately 155 air miles NE of Reno, Nevada and approximately 20 mile SW of Battle Mountain, Nevada

26 unpatented mining claims (533 acres)

GREAT
NEVADA
BASIN
Battle Mountain
Winnemucca
Carlin
Elko
Wells
Reno
Sparks
Carson City
Fallon
Austin
Eureka
Ely
Tonopah
Round Mountain
Lovelock
Beatty
Las Vegas
North Las Vegas
Henderson
Bishop
Visalia
Tulare
Porterville
Delano
Bakersfield
Clovis
Madera
MOJAVE DESERT
Toiyabe Range
Monitor Range
Shoshone Mts
Ruby Mts
Death Valley

Figure 2 - Trout Creek Property

Trout Creek Project, Lander County, Nevada

The Trout Creek Project is a highly prospective gold Exploration Stage Property operated by the Company and located along the western flank of the Shoshone Mountain Range in the Reese River Valley in Lander County, Nevada. The Project is located approximately 155 air miles northeast of Reno, Nevada, or approximately 20 miles south of Battle Mountain, Nevada, in Sections 10, 11, 14, 16, 21, 22, 27; T.29N.; R.44E. Mount Diablo Baseline & Meridian, Lander County, Nevada. Latitude: 40 23' 36" North, Longitude: 117 00' 58" West. The property is generally accessible year-round by traveling south from Battle Mountain Nevada on state highway 305, which is paved.

Property Ownership and Acreage

The Trout Creek Project consists of 26 (approximately 533 acres) of unpatented lode mining claims owned by Thunder Mountain Resources, Inc., a wholly-owned subsidiary of Thunder Mountain Gold, Inc. The Company must pay annual maintenance payments to the Bureau of Land Management ("BLM") to maintain its rights to the property. BLM annual maintenance fees will increase to $200.00 per claim in 2024.

Geology & Mineralization

The Trout Creek Project target is anchored by a regional gravity anomaly on a well-defined northwest-southeast trending break in the alluvial fill thickness and underlying bedrock. Previous geophysical work in the 1980s revealed an airborne magnetic anomaly associated with the same structure, and this was further verified and outlined in 2008 by Company personnel, with consultation from Jim Wright - Wright Geophysics using a ground magnetometer. The target is covered by alluvial fan deposits of generally unknown thickness, shed from the adjacent Shoshone Range, a fault block mountain range composed of Paleozoic sediments of both upper and lower plate rocks of the Roberts Mountains thrust.

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

Present Condition, Work Completed and Exploration Plans

Other than the geophysical data described above, the Company has not performed any significant work at the Trout Creek Project, and the Company does not plan to conduct any work on the Trout Creek Property in 2024. The Company will instead focus its efforts on its South Mountain Project. There are no significant workings on the property, and the property is without known resources or reserves.

Permits and Facilities

There are no permits associated with this property, and there are no processing plants or other available facilities located on the property. There are currently no environmental permits required for exploration work on the property. In the future, a plan of operations may be required by the Bureau of Land Management to conduct exploration and sampling at the property.

INDIVIDUAL PROPERTIES - MATERIAL OPERATING PROPERTIES

THE SOUTH MOUNTAIN PROJECT

SPECIAL NOTE TO READERS: The South Mountain Project is a material property as defined by Regulation S-K Subpart 1300 (S-K 1300) issued by the Security and Exchange Commission (SEC). All other properties described in this Annual Report are immaterial under S-K 1300.

Figure 3. Location of South Mountain Project

South Mountain Project Summary Overview

The Company operates the South Mountain Project ("South Mountain" or the "South Mountain Project" or the "Property" or the "Project") comprised of an underground mine and adjacent exploration properties located approximately 70 miles southwest of Boise, Idaho (see Figure 3 above). It is a polymetallic Exploration Stage Property focused on high-grade zinc, silver, gold, and copper. Mineralization was first discovered at South Mountain in 1868, with subsequent mining activity leading to the discovery of the oxidized silver, gold, zinc and lead veins. The Project was intermittently mined from the late 1800s to the late 1960s. According to historical smelter records, approximately 53,642 tons of mineralized material have been mined by previous operators. Because the South Mountain Project is an Exploration Stage property, the Company had no aggregate annual production from the South Mountain Project in the last three years.

The Company owns 100% the South Mountain Project, through its wholly-owned subsidiaries-Thunder Mountain Resources, Inc. and South Mountain Mines, Inc. Thunder Mountain Resources, Inc. The South Mountain Project originally consisted of 17 patented mining claims (approximately 327 acres) located in Owyhee County in southwestern Idaho. After the Company's purchase of the property, it staked an additional 21 unpatented lode mining claims and obtained mineral leases on 489 acres of adjoining private ranch land.

The South Mountain Project is largely located on and surrounded by private land. Future agreements with individual private landowners, along with the existing easements and right of ways, may be necessary to establish infrastructure such as roads and power lines. The private land setting greatly simplifies and streamlines the permitting and approval process. Owyhee County approved Conditional use Permits ("CUPs") for the mine site and mill site in 2013, which approvals may need to be further extended prior to commencing work. Both the mine and the mill site are located on private land, and as such, require no other permit authorization for surface disturbance, other than any approvals from the County to further extend the previously approved CUPs.

Also included in the South Mountain Project area is a 360-acre millsite, not contiguous with the mining claims, which was purchased by THMG in 2013. The millsite is located approximately 6.8 road miles from the existing workings, with access provided by a newly constructed, 1.2-mile haul road between the millsite and Owyhee County South Mountain Road. Plans to construct a mill were approved by Owyhee County, as described above through the CUPs, which may be subject to further extensions.

Summary Mineral Resources at End of the Fiscal Year Ended December 31, 2023

For a summary of South Mountain's Mineral Resources at the end of the fiscal year ended December 31, 2023, see Table 1 below.

Reserves

The Company has no proven or probable mineral reserves on any of its properties at the end of the fiscal year ended December 31, 2023.

Property and Location

The South Mountain Project is located approximately 70 miles southwest of Boise, Idaho at Latitude 42° 44' 41.65" North and Longitude 116° 55' 13.48" West (see Figure 3 above). The Project was intermittently mined from the late 1800s to the late 1960s, and its existing underground workings remain intact and well maintained. Historic production at the Project has largely come from high-grade massive sulfide zones that remain open at depth and along strike. According to historical smelter records, approximately 53,642 tons of mineralized material has been mined to date. These records also indicate average grades; 14.5% Zn, 11.63 opt Ag, 0.063 opt Au, 2.4% Pb, and 1.4% Cu were mined.

The South Mountain Project mine site is accessible by Highway 95, driving south from the Boise area to Jordan Valley, Oregon, then by traveling southeast approximately 22 miles back into Idaho, via Owyhee County Road, a dirt road improved to within 4 miles of historic mine site. The last 4 miles up the South Mountain Mine Road is unimproved dirt road. The property is accessible year-round to within 4 miles of the property. Snow removal is required to access the property during the winter months, but the property is accessible from May through October without the need for snow removal. There is power distribution within 4 miles of the site. The climate is considered high desert. The Company has water rights on the property, and there is a potable spring on the property that once supplied water to the main mining camp.

The community nearest to the Project is Jordan Valley, Oregon, roughly 24 miles to the northwest of the South Mountain Project area. Jordan Valley hosts a regional population of about 450 and offers limited standard municipal amenities. The nearest major supply center is the city of Nampa, roughly 100 miles northeast of the South Mountain Project area. Commercial air and rail services are both available in Nampa, which is served by the Nampa Municipal Airport and Union Pacific's Northwest Corridor rail line. Ample skilled and unskilled labor can be found in Nampa and the greater Boise-Nampa metropolitan area. There are no onsite personnel currently employed at the property.

Property Ownership

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

The current land package at the South Mountain Project consists of 18 patented mining claims encompassing approximately 346 acres, 36 acres of private land, 21 unpatented mining lode claims covering approximately 290 acres, and approximately 489 acres of leased private land. In addition, the project owns 360 acres of private land for its mill site that is not contiguous with the mining claims.

Thunder Mountain Gold Inc. purchased the Project in 2007, after selling its main asset in central Idaho and donating thousands of acres at that site to conservation. The Company continues to advance the South Mountain Project, investing in excess of $20M since its purchase.

Present Condition

The South Mountain Project is an underground mine accessed by a primary horizontal adit. Existing surface rights are sufficient for all presently proposed development and operations activities. Existing infrastructure within the Project area includes six cabin-style bunkhouses (circa 1975) and a small number of other historic wooden structures, as well as a large fabric-sided equipment maintenance and storage facility situated near the entrance to the Sonneman adit. Drill core and various supplies and equipment are stored on-site in a series of locked, Connex-style storage containers located along the main access road just above the bunkhouse cabins.

Electrical power is currently supplied by portable diesel generators. A three-phase power line could be established by upgrading about 15 miles of the existing two-phase line, with the construction of an additional 4.5 miles of new line from the county road to the mine site. Line power from Idaho Power's distribution line to the mill site would require roughly one mile of new line construction and another 17 miles of existing line upgrades, along with some transformer and line upgrades near Jordan Valley, Oregon.

Potable water is available within the Project area from several existing groundwater springs. Water for milling operations is expected to be provided by an onsite well, though a pipeline could potentially be engineered to carry water to the mill from mine workings, providing water for milling operations as well as a means for dewatering the mine.

Geology & Mineralization

Rock types within the South Mountain Project area are comprised of an isolated exposure of metasedimentary and intrusive rock, surrounded by younger upper-Tertiary volcanic and sedimentary units of the Owyhee volcanic field. One large northeast trending fault runs through the South Mountain property and is informally named the Golconda Structure. This structure physiographically separates exposures of the two types of mineralization observed at the property. The current interpretation of mineralization extent on the Project shows a strike length of approximately 2,250 ft. The mineralized bodies dip approximately 50° southwest from surface (between 7,500 ft. and 7,300 ft.) to a depth of 5,900 ft. depth, or approximately 1,500 vertical ft. Mineralization thickness is variable, but the DMEA Zone (defined below and depicted in Figure 5 below) massive sulfide is the most significant mineralized body with thicknesses between 10 ft. and 20 ft. Mineralization is separated into discrete high-grade bodies along strike. Mineralized continuity within those bodies is oriented down-dip and along plunge. Mineralization remains open down dip, and further exploration could result in more mineralized bodies being identified along strike or within currently undrilled parts of the Laxey Marble.

Historically, two styles of mineralization were identified and have been worked by mines on the South Mountain Project: Pb-Ag replacement vein or fissure vein deposits, and skarn-hosted, Zn-rich, polymetallic massive sulfide bodies.

The Pb-Ag veins were the first target of mining activity within the Project area. These veins proved to be amenable to early-day mining practices as the oxidized portions consisting of argentiferous lead carbonate were easily smelted. The oxidized portions of the veins are relatively shallow, on the order of 70 to 80 ft (Bowes, 1985). The unoxidized components of these veins include the sulfides pyrrhotite, arsenopyrite, sphalerite, galena, chalcopyrite, and pyrite. The sulfide minerals occur within quartz, calcite, and chlorite gangue. The Pb-Ag veins range in width from narrow stringers to 8 feet wide, and follow a predominate northeast trend with steep, southwesterly to vertical dips. The veins are open-space fillings along previous existing structures, and evidence can also be seen of localized replacement along adjacent bedding planes and fracture surfaces. The high silver values at South Mountain are present in solid solution in galena and tennantite-tetrahedrite whereas at least some of the locally high-grade gold values appear to occur in association with the early arsenopyrite.

The primary deposit being explored at South Mountain is now classified as a Carbonate Replacement Deposit ("CRD"). The CRD deposit classification commonly provides for both massive sulfide and skarn hosted mineralization. Skarns are coarse-grained metamorphic rocks composed of calcium-iron-magnesium-manganese-aluminum silicate minerals that form by replacement of carbonate-bearing rocks (in most cases) during contact or regional metamorphism and metasomatism. CRD deposits commonly are also associated with many other types of magmatic-hydrothermal deposits in mineral districts. The South Mountain CRD is potentially zoned relative to the N to NE trending faults.

Distal Pb-Ag veins and replacement bodies mined in the late 1800's may be the vertical and lateral equivalent to the main CRD system. Thus, numerous surface exposures of Pb-Ag veins at South Mountain could indicate the potential for significant Zn-Pb-Ag mineralization at depth.

History

Mineralization in the form of gold-bearing quartz veins was first discovered at South Mountain in 1868, with subsequent mining activity leading to the discovery of the oxidized silver-lead veins. The South Mountain Consolidated Mining and Smelting Company purchased the principal mines in the district, including the earliest workings of the South Mountain Project, in 1874.

The Exploration Company of California completed development of the Sonneman, Golconda, and Laxey levels of the South Mountain mine in 1929 through 1931, concentrating primarily on the Laxey ore zone. In 1940 through 1946, the International Smelting and Refining Co. (Anaconda) began metal production from the Laxey ore zone. Approximately 53,635 tons of ore were direct shipped to a smelter in Tooele, Utah during this time.

The Exploration Company of California completed exploration and development of the Sonneman, Golconda, and Laxey levels in the early 1930's, concentrating primarily on the Laxey ore zone. In 1940 and continuing through 1946, the International Smelting and Refining Co. (Anaconda) began metal production from the Laxey ore zone as part of the strategic materials effort for World War II. During this same timeframe, the Defense Minerals Exploration Administration ("DMEA") evaluated the Project for its strategic zinc potential, overseeing mining and exploration of the Project both during and for some time after the War. The Texas shaft was reactivated by the South Mountain Mines Partnership in 1950 and was worked for a period of roughly 5 years.

The Texas shaft was active from 1950 to 1955 under the South Mountain Mines ("SMM") partnership. The partnership constructed a single-stage (copper-lead circuit) flotation mill capable of handling 150 tons per day, and reportedly extracted 6,703 tons of ore. DMEA, through Anaconda, continued to evaluate the property for its strategic zinc potential during this same time frame and established the DMEA Zone ("DMEA Zone") as depicted in Figure 5 below.

In 1956, the property was leased for two years to the Potash Company of America, which operated sporadically until 1968, when the 17 patented claims, which comprise the patented claim block of the present- day South Mountain Project, were purchased by W.A. Bowes, Inc.

The W.A. Bowes Company developed the property from 1977 until the early 1980's when it was purchased by an east coast investment group who formed South Mountain Mining, Inc. Following purchase of the property, W.A. Bowes remained as managing operator. The property was acquired by Thunder Mountain Resources, Inc., a wholly owned subsidiary of THMG, in September 2007 following due diligence work on the title, environmental considerations, and geology.

W.A. Bowes managed the Project from 1977 until the mid-1980's, conducting geophysical, soil and rock chip sampling and analysis programs.

After acquisition of the Project by an eastern money interest in the mid-1970s, South Mountain Mining ("SMM") was incorporated and proceeded to conduct expansive exploration in the form of tunneling and underground and surface drilling. SMM personnel have verbalized to THMG personnel that approximately $6 million was spent at the Property by them during this period, culminating in preparation of an internal feasibility study.

SMM collected 60 channel samples in the Sonneman drift to delineate mineralization in the DMEA and Texas zones. Orientations for these samples are either along the length of the drift, which is approximately along strike of the deposit, or across the drift. The channel sampling successfully defined high grade mineralization for the Project.

Historic drilling on the property began in the 1960's when Potash Corporation drilled 10 core holes of unknown size totaling 1,293 ft and 24 longholes totaling 2,078 ft. All drilling was conducted across the length of the Laxey level and successfully tested the vertical continuity of mineralization. In 1971, Austral Oil drilled 8 core holes totaling 7,551 ft north of the Project. The Austral hole intervals were logged for geology but were not assayed for metal content. In the period from 1975 to 1986, SMM drilled a total of 161 holes. Of these holes, 117 were longholes (blastholes) totaling 4,817 ft. Thirty-nine were core holes totaling 5,467 ft. The remaining 5 holes were shallow air track holes, which were not assayed, totaling 486 ft. The drilling by SMM largely defined the extent of mineralization for the Project prior to drilling operations by, or on behalf THGM. See a depiction of previously reported rib sampling in Figure 4 Below.

Figure 4: Plan View of Sonneman & Laxey Levels,

showing locations of previously reported rib sampling

Work Completed and Exploration Plans

Exploration (and development) activities carried out on behalf of SMMI since 2008 include:

  Adjoining property evaluation and acquisition
  Title work for the patented claims and private land parcels
  Surveying the claim boundaries,
  Rehabilitation of the Laxey and Sonneman drifts, most to a production level (12 ft by 12 ft),
  As-built survey of the Laxey and Sonneman drifts,
  Channel sampling of the Sonneman drift at the intersections of massive sulfide mineralization,
  Geologic mapping and geochemical sampling specific to an intrusive breccia target, and
  A ground magnetics survey as well as compiling and reprocessing public domain geophysical surveys, and
  A pulse electromagnetic ("PEM") survey completed in September 2022.

The procedures, parameters, and general results of each of the exploration efforts listed above are summarized below and detailed descriptions can be found in Exhibit 96.1, the Initial Assessment Technical Report Summary for the South Mountain Project, Owyhee County, Idaho U.S.A, with an effective date of December 31, 2023.

Channel Sampling of the Sonneman Drift:

THMG collected seven channel samples in the Sonneman Drift to delineate mineralization in various parts on the Sonneman level. Samples were essentially chip channels taken with rock picks and/or hammer and chisel. Care was taken to make sure that the amount along the run was distributed evenly. Samples were bagged and shipped to ALS Chemex in Reno, Nevada. The results from the sampling confirmed mineralization at the Project.

Geochemical Sampling:

Approximately three miles of access roads and drill sites were constructed in 2010 during exploration of the gold breccia. A campaign of road cut sampling was undertaken on the new roads as they were completed. Three sets of samples were obtained along the cut bank of the road. Channel samples were taken on 25-foot, 50-foot or 100-foot intervals, depending upon the nature of the material cut by the road with the shorter spaced intervals being taken in areas of bedrock. A majority of the samples contained anomalous gold values and in addition to confirming the three anomalies identified by soils sampling.

Rock chip samples collected by THMG staff from the intrusive breccia and the surrounding rocks. Additional rock chip samples were collected by Kinross geologists in 2009 during an evaluation of the property. Kinross collected rock chip samples from the breccia at South Mountain that produced gold values closely matching the rock chip geochemical values collected by THMG staff. The gold values increase in rock chip samples collected from along the contact of the intrusive breccias.

A soil sample program was conducted in the area of the intrusive breccia on South Mountain by THMG staff. Soil samples collected from a 2008 orientation sample grid over the breccia zone. During the 2009 field season, an expanded soil grid was completed over the breccia zone.

Also in 2010, Newmont Mining Corp. submitted two bulk samples for gold characterization and modal mineralogy. The samples comprised approximately 1.5 kilograms of -10-mesh rejects from ALS Chemex.

Geophysics:

In 2010, J.L. Wright Geophysics compiled several geophysical datasets:

  Airborne magnetic data ("AMAG");
  Airborne radiometric data ("ARAD"); and
  The gravity data ("GRAV").

The gravity data indicates the property to be located at an intersection of two large scale structural features. Density variations, responsible for the gravity anomalies, are inferred to be related to large scale basement rock changes. Results from the survey show complex magnetic patterns produced by both lithologic and alteration features.

In July 2013, a ground magnetic survey was completed over a portion of the South Mountain property by MaGee Geophysical Services LLC. The objective was to delineate structures and lithologies proximal to known gold and base metal mineralization.

In September 2022, Crone Geophysics based in Toronto, Canada completed a pulse electromagnetic ("PEM") survey covering a portion of the Project area. The survey is initially centered on the South Mountain Mine, then follows the marble unit to the north with the objective of delineating massive sulfides. The 2022 geophysics survey suggests the presence of additional exploration targets beyond the extent of currently defined mineralization.

Drilling:

In 2019, 2020, and 2021, SMMI completed a total of fifty-two (52) NQ diameter core drillholes totaling 16,382 ft. as well as two HQ diameter core drillholes totaling 3,541 ft. The drilling completed in 2021 was from surface and targeted the down-dip extension of the DMEA. The 2021 drilling intersected the mineralization approximate to the true thickness of the deposit. The 2020 drillholes were surveyed down-hole using a GyroMaster non-magnetic multi-shot tool. Between 2008 and 2018, THMG drilled twenty-seven (27) holes for a total of 16,600 ft. Twenty of the holes are diamond core holes, and the remaining seven are RC.

THMG completed two core holes in 2008, TX-1 and DMEA2. TX-1 was drilled from surface, oriented south-southwest and inclined 60° targeting Texas mineralization. DMEA2 was drilled from surface, and oriented vertically. The drillhole was surveyed down-the-hole every 10 ft using a Deviflex multishot survey tool. The drillhole intersected DMEA zone mineralization at depth.

In 2010, THMG completed seven (7) RC drillholes with the prefix LO. The drillholes were vertically oriented and not surveyed down-the-hole. LO-01 through LO-05 targeted the intrusive breccia defined by geologic mapping and rock chip samples across a strike length of 4,440 ft. These drillholes were assayed for gold only and intersected several low-grade intercepts (Table 7-7).

In 2013, the Company's drilling program consisted of twelve (12) drillholes targeting three mineralization zones from surface and surveyed down-the-hole every 10 ft using a Deviflex multishot survey tool. This drilling orientation is not preferred for intersecting mineralization across the true thickness of the deposit; however, three (3) of the four (4) drillholes did intersect massive sulfide mineralization associated with the Texas zone. The 2013 drilling also included six underground core drillholes with the prefix DM2UC13. The program was successful in defining the geometry and confirming the grades of the DMEA massive sulfide zone.

For more information on the drilling results, see the Initial Assessment Technical Report Summary for the South Mountain Project, Owyhee County, Idaho U.S.A, attached hereto as Exhibit 96.1.

Mineral Resource Estimate

The Company completed an updated mineral resource estimate (the "MRE") with an effective date of December 31, 2023, to meet the requirements of Subpart 1300 of Regulation S-K, which incorporated results from the surface diamond drilling program conducted in 2021 at the South Mountain Project. The MRE includes an increased resource for the Project while maintaining the high-grade mineralization. The MRE was prepared in accordance with Subpart 1300 of Regulation S-K by Hard Rock Consulting, LLC, based in Aurora, Colorado, U.S.A. For more information, see Exhibit 96.1, the Initial Assessment Technical Report Summary on the South Mountain Project, Owyhee County, Idaho U.S.A., prepared for the Company by Hard Rock Consulting, LLC ("HRC"), the Qualified Person ("QP"). The South Mountain Project is without known reserves, and the proposed programs are exploratory in nature.

Highlights of Mineral Resource

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

This latest round of drilling completed during the late fall of 2021 proves the continuation of the down plunge extension of the DMEA Zone at depth. This zone remains open in both directions. All the of the drill results have now been in incorporated into the MRE for the South Mountain deposit. The increase in Measured and Indicated tons are the result of updated metal prices and mining costs. Surface drilling completed in 2021 accounts for approximately 8% of the increase in Inferred tons, while the remaining 7% increase is due to updated metal prices and mining costs.

Table 1 below provides the Mineral Resource Statement for the Project in U.S. units with details of the modeling methodology and cut-off grades applied to the mineral resource. Figure 5 illustrates the principal areas where the South Mountain deposit has been expanded from the historical MRE that was completed in 2021.

Table 1. South Mountain Mineral Resource Statement as of December 31, 2023

Classification	Measured	Indicated	Measured + Indicated	Inferred
Massive Sulfide Type Metallurgical Domain
Short Tons	54,000	122,000	176,000	868,000
Zinc Grade (%)	11.51	11.15	11.26	8.25
Contained Zinc (lb.)	12,300,000	27,300,000	39,600,000	143,200,000
Silver Grade (troy oz./sh. Ton)	3.62	4.74	4.39	5.96
Contained Silver (troy oz.)	194,000	580,000	774,000	5,177,000
Gold Grade (troy oz./sh. Ton)	0.0700	0.0744	0.0730	0.0400
Contained Gold (troy oz.)	3,800	9,100	12,900	34,700
Copper Grade (%)	0.45	0.55	0.52	0.74
Contained Copper (lb.)	500,000	1,300,000	1,800,000	12,800,000
Lead Grade (%)	0.79	1.32	1.16	1.16
Contained Lead (lb.)	850,000	3,240,000	4,080,000	20,200,000
Skarn Type Metallurgical Domain
Short Tons	15,000	32,000	47,000	91,000
Zinc Grade (%)	0.99	0.44	0.62	1.02
Contained Zinc (lb.)	300,000	300,000	600,000	1,900,000
Silver Grade (troy oz./sh. Ton)	4.61	3.44	3.82	2.86
Contained Silver (troy oz.)	70,000	109,000	179,000	261,000
Gold Grade (troy oz./sh. Ton)	0.0168	0.0047	0.0086	0.0049
Contained Gold (troy oz.)	300	100	400	400
Copper Grade (%)	1.12	1.12	1.12	1.41
Contained Copper (lb.)	300,000	700,000	1,000,000	2,600,000
Lead Grade (%)	0.27	0.07	0.13	0.04
Contained Lead (lb.)	80,000	40,000	120,000	70,000
Total
Short Tons	69,000	154,000	223,000	959,000
Zinc Grade (%)	9.18	8.95	9.02	7.56
Contained Zinc (lb.)	12,600,000	27,600,000	40,200,000	145,000,000
Silver Grade (troy oz./sh. Ton)	3.84	4.47	4.27	5.67
Contained Silver (troy oz.)	264,000	688,000	953,000	5,438,000
Gold Grade (troy oz./sh. Ton)	0.0582	0.0601	0.0595	0.0366
Contained Gold (troy oz.)	4,000	9,300	13,300	35,200
Copper Grade (%)	0.60	0.66	0.64	0.80
Contained Copper (lb.)	800,000	2,000,000	2,900,000	15,400,000
Lead Grade (%)	0.67	1.06	0.94	1.06
Contained Lead (lb.)	930,000	3,280,000	4,210,000	20,270,000

1.  The undiluted in-situ mineral resources are reported at an underground mining Net Smelter Return ("NSR") cut-off of 97.50 $US/Short Ton. The NSR calculation is based on the assumptions stated in the following footnotes 2 - 5.

2.  Metal prices are based on the 36-month moving average as of September 29, 2023, and are $1,800/oz for Au, $23.50/oz for Ag, $1.00/lb. for Pb, $1.35/lb. for Zn, and $4.00/lb. for Cu.

3.  An assumed mining cost of $65/short ton, process costs of $25/short ton, and general and administrative costs of $7.50/short ton

4.  Massive Sulfide type metallurgical recoveries and payables are 52.25% for Au, 71.25% for Ag, 71.40% for Zn, 66.50% for Pb, and 49.00% for Cu and a total smelter cost of $33.29.

5.  Skarn type metallurgical recoveries and payables are 71.25% for Au, 80.75% for Ag, 51.00% for Zn, 47.50% for Pb, and 87.70% for Cu, and a smelter cost of $7.24.

6.  Rounding may result in apparent differences when summing tons, grade and contained metal content. Tonnage and grade are in U.S. Customary units. Prices are in $US.

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
A 15.1% INCREASE IN INFERRED TONNAGE
Since the 2021 MRE
SM21-052 Sulfide Intercept
1429.7' - 1435.6' (347 g/t Ag & 12.2% Zn)
(6,000 ft. RL)
SM21-052
SM21-053
Looking North
0 100 200 300
Feet
Thunder Mountain Gold Inc
+2310000 E
+2310300 E
+2310600 E
+2310900 E
+2311200 E
+2311500 E
+2311800 E
+2312100 E
+2312400 E

Figure 5: 3D Perspective view inclined 200 looking north-north-east, indicating the areas of the expanded mineral resource, with zones that are open.

Qualified Person Statement for the Mineral Resource Estimate

Hard Rock Consulting, LLC is responsible for the South Mountain Project MRE, with an effective date of December 31, 2023. HRC is a Qualified Person as defined by S-K 1300 and is independent of Thunder Mountain Gold, Inc. and South Mountain Mines, Inc. HRC estimated the mineral resources based on drill hole and channel sample data constrained by geologic boundaries using an Ordinary Krig algorithm. The Geologic Model and Mineral Resource Estimate were completed using Leapfrog Geo® Software version 2023.1.1. HRC based the MRE on other assumptions that can be found in the footnotes to Table 1, above.

Permits

The Project is largely on, and surrounded by private land, and as such, the permitting and environmental aspects of the Project are expected to be straightforward. Permits are currently in place for underground and surface exploration and development activities as follows:

In 2007, the BLM contracted with North Wind Environmental (North Wind) to design a reclamation program for the estimated 16-17,000 tons of tailings situated solely on BLM land below the Sonneman mine portal and waste rock dump area. North Wind completed the outlined reclamation work in October 2007 by providing diversion ditches for a small side-drainage to Williams Creek, shaping and capping with both synthetic HDPE plastic and soil and fencing the area to exclude livestock access. The reclaimed area was also seeded then covered with straw mat material to minimize erosion.

As part of their due diligence in 2007, THMG conducted water sampling at the mine portals and various other locations along Williams Creek. They also contracted with Enviroscientists, Inc. of Reno, Nevada, to conduct an environmental data review and site assessment. Based on the completed state and federal site work and environmental evaluations, THMG determined that environmental liabilities associated with the Project are minimal, and therefore an acceptable risk, given the history of state and federal and environmental evaluations and remediations in and around the site. There are no current applicable federal or state environmental orders regarding the site.

THMG also completed water quality sampling programs on a quarterly basis from 2012 through 2014, during that phase of exploration and pre-development work. Several sample stations were established along the stream from the area below the Sonneman waste rock dump and historic tailings repository. This baseline sampling has continued through and into the current exploration program through the fourth quarter of 2020. No significant variations in quality, trends or concerns were noted in the sampling.

In 2020, THMG directed their independent consultant, WEC, to update the existing site-wide Storm Water Pollution Prevention Plan (SWPPP) under guidance of the EPA NPDES Stormwater Discharges from Industrial Activities-EPA's 2015 Multi-Sector General Permit (MSGP).

On June 3, 2020, the 2015 MSGP Program expired and EPA did not reissue a new permit prior to its expiration. Therefore, the 2015 MSGP has been administratively continued in accordance with the Administrative Procedure Act and 40 CFR 122.6 and remains in force and effect for discharges that were covered prior to the 2015 MSGP's expiration.

WEC is in the process of submitting an NOI to EPA to obtain general permit coverage under the MSGP. However, there will likely be no permits issued until EPA promulgates and approves the MSGP program that expired in 2020. Such facilities may follow conditions outlined in EPA's No Action Assurance (NAA) memorandum for new facilities that commence discharging stormwater on or after June 4, 2020.

It is estimated that Idaho DEQ will assume regulatory compliance of this program and take over the NPDES program beginning in July of 2021. At that time, THMG may have to file an NOI again with the state of Idaho.

The current site conditions related to underground water and the mine portal are as follows:

1.    As mentioned above, Williams Creek has been placed in a 660 feet of 48-inch galvanized culvert through the Sonneman waste rock dump, starting above the mine workings, and continuing below the workings, in order to protect Williams Creek, and to ensure compliance with the National Pollutant Discharge Elimination System (NPDES/IPDES) Stormwater Permit.

2.    There is no direct or open surface channel that routes water from underground tunnels or drifts, out of the mine and into Williams Creek. All water underground is considered meteoric and finds its way down through and below mine infrastructure. There is no way in which to determine if or how this water supplements the flow in Williams Creek.

3.    The surface water sampling baseline data that has been collected for about 10 years shows no upstream or downstream influence from constituent analysis on Williams Creek.

4.    Even though Williams Creek is routed through a 48-inch culvert for 660 feet to protect the water, it still crosses over and through the host rock and mineralized zones that are part of the system of mineralization at the Sonneman.

If mining operations in the future require dewatering in the mining areas, then an IPDES Permit would be required for point source discharges from the mining operation to "waters of the United States." Likely point discharges would include treated mine drainage, treated net precipitation from the tailings storage facility, and any other discernible or discrete point source associated with mining and processing at the site. In addition, the project would be subject to performance standards for new sources for its respective industrial source category. The Project would have to demonstrate that it is applying the best available control technology to meet applicable water quality standards. The permit application must be submitted at least 180 days prior to the approved discharge.

Scoping has been conducted by management, and several independent contractors have been invited to submit proposals for air quality baseline monitoring and permitting. Permits to construct and then later to operate are expected to be required for both the mine and mill and would be submitted with information developed from further mine and mill planning to include engineering studies and equipment lists.

In November 2019, South Mountain Mines, Inc./Owyhee Gold Trust filed an application with the Owyhee County Planning and Zoning Commission requesting a second four-year time extension for previously approved conditional use permit 213-13. That permit was originally issued in 2013 to Owyhee Gold Trust LLC, granting approval to establish an industrial milling operation on approximately 360 acres of land located in an agricultural zone. The first four-year time extension was applied for and granted in 2015. The subject parcels are located in the NE¼ of Section 23, the SW¼ of the NE¼, and the SE¼ of Section 14 Township 7 South, Range 5 West, Boise Meridian, Owyhee County, Idaho. Following a duly noticed hearing on December 11, 2019, the Commission granted the time extension of four (4) years, subject to the special conditions set forth in the original approved conditional use permit.

In 2023, the Commission granted the Company a one (1) year extension with the existing CUPs, with the understanding that the Company will update and submit a new application that is more specific to the current exploration activities. SMMI keeps the County up to date and informed with annual presentations to the Owyhee County Commissioners.

Internal Controls Over Exploration and Mineral Resource Estimations

Exploration drilling programs in 2019, 2020, and 2021 are performed using industry-standard quality control methods for drilling, logging, sampling, and analytical procedures. The laboratory used by THGM for sample preparation and analyses is: ALS USA Inc., 4977 Energy Way, Reno, NV 89502. ALS meets all requirements of International Standards ISO/IEC 17025:2017 and ISO 9001:2015. All ALS geochemical hub laboratories are accredited to ISO/IEC 17025:2017 for specific analytical procedures. Gold was analyzed using a 30g charge and fire assay methods with an atomic absorption finish. Ag, Cu, Pb Zn, as well as 29 additional elements were then analyzed were analyzed using a 0.25g sample by four acid digestion with an induced plasma couple mass spectroscopy finish. Gold results exceeding 10ppm and silver results exceeding 100ppm were reanalyzed using a 30g charge and fire assay methods with a gravimetric finish. Zinc, Copper and Pb results exceeding 10,000ppm, were reanalyzed using 0.4g sample with four-acid digestion.

The drilling competed by THMG in 2019, 2020, and 2021 included three types of QA/QC samples including blanks, standards, and duplicates into the sampling program. The combined THMG drilling program totaled 1,537 sampled intervals and 209 recorded QA/QC samples representing approximately 14% of the sampled intervals. All standards are commercially certified and have been prepared in advance by accredited labs. HRC reviewed blank, standard, and duplicates and found the results from QA/QC samples to be acceptable.

Drill core, chip trays, and pulp rejects are stored in locked, Connex-style shipping containers located at the Project site. Coarse rejects are temporarily stored in a secure rental storage unit in Elko, Nevada, and are periodically hauled to the mill site for long term storage in the gated, covered storage area. Samples are continuously monitored by SMMI personnel from the time of collection through delivery to the lab. THMG employs standard chain of custody procedures, including formal COC documentation, during all phases of sample transport.

The sampling methods meet industry standard practices and are adequate for mineral resource estimation. Sampling was conducted by appropriately qualified personnel under direct supervision of appropriately qualified geologists. Sample collection procedures used meet industry best practices. Sample preparation procedures meet industry best practices. QA/QC results produce acceptable results. Security procedures are consistent with industry standards. The databases are managed in a secure area using modern, commonly used software by trained staff. The staff are experienced in the nuances of narrow vein mining and treat the model with their experience in mind.

Drillhole logs are completed using Microsoft Excel and are only accessible by mine technical staff and timestamped at the last time of change. Geologic interpretation and solid modeling, and mineral resource estimation are accomplished using Leapfrog. Hard copies of the most critical log data are printed from the "log form" tab. Electronic copies are kept by THMG and both electronic and hard copies are in the possession of Thunder Mountain Gold. This redundancy is to ensure against any data loss.

Risks and uncertainties exist in the quantification of the spatial distribution on mineralization. These risks are inherent in the estimation of mineral resources. Samples themselves have uncertainty related to sampling collection errors and the homogeneity of the deposit. Wider spaced drilling has more uncertainty than closely spaced drilling. High grade outlier samples will tend to overestimate the metal content of the mineral deposit. These underlying factors and risks were considered in the final conclusion of the mineral resource estimate.

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

Later in 2021, the Company embarked on a phase 3 program at South Mountain with the objective to significantly expand the scale of the current MRE at South Mountain (See Summary of the MRE above), testing and establishing the down depth extent of mineralization on the DMEA Zone. The DMEA Zone is the largest known body of mineralization on the Property, containing the majority of tonnage in the current MRE, and the mineralized zone remains open at depth.

Based on the last two phases of underground drilling, the surface core drilling, and all the historical exploration data available, the Company believes there is the potential to expand the down-plunge extensions of the mineral resource with this new phase of surface drilling at the Property.

The Company's plan of operation for the next twelve months, subject to business conditions, will be to continue to advance the South Mountain Project, including continued baseline environmental and engineering work necessary to further our Preliminary Economic Analysis or Initial Analysis.

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

On December 30, 2022, The Company agreed to terminate the Option Agreement, (the "BeMetals Option Agreement") with BeMetals Corporation, a British Columbia corporation, and BeMetals USA Corporation, a Delaware corporation ("BeMetals BMET").

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

Book Value of the South Mountain Project

The book value of the property and associated plant and equipment can be found in Note 5 to our Consolidated Financial Statements in ITEM 8, Part II of this amended Annual Report.

Comparison of the South Mountain Project Mineral Resources with Preceding Fiscal Years

Because the Company's Technical Report Summary was previously prepared in accordance with the requirements of Canadian securities laws, including Canadian National Instrument 43-101 ("NI 43-101"), we assume the Company has no prior Subpart 1300 Mineral Resources in which to make a comparison.

Competition

We are an Exploration Stage Issuer. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

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

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this Amendment to our Annual Report.

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

The Company continued advancement of the South Mountain Project in 2023 with the Company filing and reporting a new and updated independent Mineral Resource Estimate ("MRE"). This new filing incorporated results from surface diamond drilling program conducted in 2021 at the South Mountain Project ("South Mountain" or "South Mountain Project" or the "Property") in southwestern Idaho, U.S.A. The updated MRE includes an increased resource for the Project while maintaining the high-grade mineralization. The updated Independent MRE , which has an effective date of December 31, 2023, was prepared in accordance with Subpart 1300 of Regulation S-K by the Qualified Person, Hard Rock Consulting, LLC.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Thunder Mountain Gold, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. ("the Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Thunder Mountain Gold, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022

Revenues:

Management service income	-	300,000

Operating expenses:
Exploration	87,702	156
Legal and accounting	115,763	113,717
Management and administrative	410,674	630,844
Depreciation	552	1,553
Total operating expenses	614,691	746,270

Net operating loss	(614,691)	(446,270)

Other income (expense):

Unrealized loss on investment	(179,604)	(782,072)
Realized loss on sale of investment	(47,091)	-
Reclamation expense	-	(16,250)
BeMetals mutual release	27,495	-
Other	1,664	790
Total other income (expense)	(197,536)	(797,532)

Net loss	(812,227)	(1,243,802)
Net income - noncontrolling interest in Owyhee Gold Trust	5,000	937
Net loss - Thunder Mountain Gold, Inc.	$(817,227)	$(1,244,739)

Net loss per common share-basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding basic and diluted	60,855,579	60,855,579

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

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer originally concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the time specified in applicable rules and forms. Notwithstanding management's earlier conclusion and as a result of the changes made or omitted from the mining disclosures as described elsewhere in this Amendment, the Company's management, including our principal executive officer and principal financial officer, reconsidered their evaluation and concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2023, with regard to the mineral property disclosure requirements. Because the amended disclosures do not affect our financial statements, there is no change to the conclusion of the effectiveness of our internal control over financial reporting as of December 31, 2023.

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

Remediation of Weaknesses in Mineral Property Disclosures

As disclosed above in this Amendment, management has concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2023, with regard to the mineral property disclosure requirements. Based on the context in which the individual deficiencies occurred, management has concluded that subsequent remediation actions shall be implemented and executed in fiscal year 2024. The Company has engaged legal counsel with mineral property and securities experience to assist with mitigating these deficiencies, including, without limitation, reviewing and revising prior disclosures, identifying and improving deficiencies in internal control policies and procedures over mineral property disclosures, developing disclosure controls and procedures specific to mineral property disclosures, and reviewing mineral property disclosures to ensure accurate and timely disclosures in future periods.

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

						Incentive	Deferred	All Other
				Stock	Option	Plan	Compensation	Compensation/
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Directors Fee		Total
Position	Year	($US)	($US)	($US)	($US)	($US)	($US)	($US)		($US)
Jim Collord,	2023	7,500								$7,500
V.P./COO	2022	60,000			14,400					$74,400

Eric T. Jones	2023	77,000								$77,000
President/CEO	2022	132,000			14,400					$146,400

Paul Beckman	2023								$
Director	2022				15,300				$

Larry Thackery	2023	66,500								$66,500
CFO	2022	84,000			14,400					$98,400

Doug Glaspey	2023								$
Director	2022				20,700				$

Larry Kornze	2023								$
Director	2022				14,400				$

Ralph Noyes	2023								$
Director	2022				21,600				$

James A. Sabala	2023								$
Director	2022				19,800				$

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

(3) The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference:

EXHIBITS

Exhibit Number	Description of Exhibits
3.1*	Articles of Incorporation of Montgomery Mines Inc, October 30, 1935
3.2*	Articles of Amendment, Montgomery Mines Inc., April 12, 1948
3.3*	Articles of Amendment, Montgomery Mines Inc., February 6, 1970
3.4*	Articles of Amendment, Montgomery Mines Inc., April 10, 1978
3.5*	Articles of Amendment, Thunder Mountain Gold, August 26, 1985
3.6*	Articles of Amendment, Thunder Mountain Gold, October 17, 1985
3.7*	Articles of Incorporation, Thunder Mountain Gold Inc. (Nevada), December 11, 2007
3.8*	Bylaws, Montgomery Mines Inc.
3.9*	Bylaws, Thunder Mountain Gold Inc. (Nevada)
10.1*	Agreement and Plan of Merger, Thunder Mountain Gold (Nevada)
21.1**	Subsidiaries of the Registrant
23.1**	Consent of Qualified Person for Technical Report Summary of the South Mountain Mine Project filed herewith and incorporated herein by reference.
31.1**	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
31.2**	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
32.1**	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2**	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
95**	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
96.1**	Initial Assessment Technical Report Summary on the South Mountain Project, Owyhee County, Idaho USA S-K 1300 Report, filed contemporaneously herewith and incorporated herein by reference.
101**	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders' Equity (Deficit) and (v) Notes to Financial Statements
101.INS**	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed as an exhibit to Form 10-KSB, filed on April 16, 2008, SEC File No. 001-08429 incorporated herein by reference.
**	Filed herewith and incorporated herein by reference.

DOCUMENTS INCORPORATED BY REFERENCE

None

SIGNATURES

Pursuant to the requirements of Section 143 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

By   /s/ Eric T. Jones

Eric T. Jones

President, Director and Chief Executive Officer

Date: September 9, 2024

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By   /s/ Larry Thackery

Larry Thackery

Chief Financial Officer

Date: September 9, 2024