Form 10-Q
period 2024-09-30
THUNDER MOUNTAIN GOLD INC
filed 2024-11-13
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒  No

Number of shares of issuer's common stock outstanding at October 14, 2024:  60,855,579

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Thunder Mountain Gold, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
September 30, 2024 and December 31, 2023

	September 30, 2024	December 31, 2023
ASSETS

Current assets:
Cash and cash equivalents	$141,511	$170,628
Investment in BeMetals, at fair value (Note 4)	-	427,836
Prepaid expenses and other assets	54,707	33,786
Total current assets	196,218	632,250

Property and Equipment:
Land	332,509	332,509
Total property and equipment	332,509	332,509

Right to use asset (Note 9)	6,835	21,629
Total assets	$535,562	$986,388

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$37,180	$39,050
Accrued legal fees	136,685	136,685
Operating lease liability - current (Note 9)	7,022	18,612
Deferred officer compensation (Note 6)	1,104,625	1,104,625
Total current liabilities	1,285,512	1,298,972

Operating lease liability - long-term (Note 9)	-	3,532
Accrued reclamation costs	81,250	81,250
Total liabilities	1,366,762	1,383,754

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 60,855,579 shares issued and outstanding	60,856	60,856
Additional paid-in capital	6,564,947	6,564,947
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(7,602,442)	(7,168,608)
Total Thunder Mountain Gold, Inc stockholders' equity	(1,000,839)	(567,005)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	169,639	169,639
Total stockholders' equity	(831,200)	(397,366)
Total liabilities and stockholders' equity	$535,562	$986,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
		2024		2023	2024	2023
Operating expenses:
Exploration		$40,164		$12,753	$82,524	$55,760
Legal and accounting		13,861		11,987	71,596	88,950
Management and administrative		61,201		78,669	238,572	314,545
Depreciation		-		-	-	552
Total operating expenses		115,226		103,409	392,692	459,807

Net operating (loss)		(115,226)		(103,409)	(392,692)	(459,807)

Other income (expense):
Unrealized gain (loss) on investment		-		(16,688)	-	30,732
Realized (loss) on investment		-		-	(42,855)	-
Other income		595		396	1,713	1,720
Total other income (expense)		595		(16,292)	(41,142)	32,452
Net (loss)		(114,631)		(119,701)	(433,834)	(427,355)
Net income (loss) - noncontrolling interest in Owyhee Gold Trust		-		-	-	-
Net (loss) - Thunder Mountain Gold, Inc.		$(114,631)		$(119,701)	$(433,834)	$(427,355)

Net (loss) per common share - basic and diluted	$	Nil	$	Nil	$(0.01)	$(0.01)

Weighted average common shares outstanding-basic and diluted.		60,855,579		60,855,579	60,855,579	60,855,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net (loss)	$(433,834)	$(427,355)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	552
Noncash lease expense	(328)	-
Unrealized (gain) loss on investment	-	(30,732)
Realized (gain) loss on investment	42,855	-
Change in:
Prepaid expenses and other assets	(20,921)	(19,465)
Accounts payable and other accrued liabilities	(1,870)	29,244
Accrued legal fees	-	(10,000)
Advance from BeMetals	-	(5,433)
Net cash used by operating activities	(414,098)	(463,189)

Cash flows from investing activities:
Proceeds from sale of investments	384,981	-
Deposit on Land Purchase	-	(10,000)
Net cash provided (used) by investing activities	384,981	(10,000)

Cash flows from financing activities:
Net cash (used) by financing activities	-	-

Net (decrease) in cash and cash equivalents	(29,117)	(473,189)
Cash and cash equivalents, beginning of period	170,628	682,718
Cash and cash equivalents, end of period	$141,511	$209,529

Noncash financing and investing activities
Operating lease liability arising from obtaining right to use asset (Note 9)	$-	$38,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the three-month and nine-month periods ended September 30, 2024 and September 30, 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non- Controlling Interest in OGT	Total

Balances at July 1, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,659,035)	$169,639	$112,207
Net income	-	-	-	-	(119,701)	-	(119,701)

Balances at September 30, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,778,736)	$169,639	$(7,494)

Balances at July 1, 2024	60,855,579	$60,856	$6,564,947	$(24,200)	$(7,487,811)	$169,639	$(716,569)
Net loss	-	-	-	-	(114,631)	-	(114,631)

Balances at September 30, 2024	60,855,579	$60,856	$6,564,947	$(24,200)	$(7,602,442)	$169,639	$(831,200)

Balances at January 1, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,351,381)	$169,639	$419,861
Net loss	-	-	-	-	(427,355)	-	(427,355)

Balances at September 30, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,778,736)	$169,639	$(7,494)

Balances at January 1, 2024	60,855,579	$60,856	$6,564,947	$(24,200)	$(7,168,608)	$169,639	$(397,366)
Net loss	-	-	-	-	(433,834)	-	(433,834)

Balances at September 30, 2024	60,855,579	$60,856	$6,564,947	$(24,200)	$(7,602,442)	$169,639	$(831,200)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Summary of Significant Accounting Policies and Business Operations

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management of Thunder Mountain Gold, Inc. ("Thunder Mountain," "THMG," or "the Company") in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company's management, these financial statements include all normal recurring adjustments necessary for a fair presentation of the financial results for the interim periods presented.

The preparation of financial statements in accordance with GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations. The more significant areas requiring the use of management estimates and assumptions include the carrying value of properties and mineral interests, environmental remediation liabilities, deferred tax assets, and stock-based compensation. Management's estimates and assumptions are based on historical experience and other assumptions believed to be reasonable under the circumstances. Operating results for the three and nine-month periods ended September 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

For further information, refer to the financial statements and footnotes included in the Company's audited financial statements for the year ended December 31, 2023, in the Company's 10-K, and any amendments thereto, as filed with the Securities and Exchange Commission on September 10, 2024.

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

The condensed consolidated financial statements accompanying this report show an accumulated deficit of $7,602,442 on September 30, 2024, which raises substantial doubt about the Company's ability to continue as a going concern. The Company has incurred losses since its inception. The Company does not have sufficient cash to fund normal operations and meet all of its obligations for the next 12 months without raising additional funds.

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management's estimate of amounts expected to be incurred when the remediation work is performed. At September 30, 2024, the Company had accrued $81,250 on its condensed consolidated balance sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion to common shares, except where their inclusion would be anti-dilutive. For the quarters ended September 30, 2024, and 2023, outstanding common stock options were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for the period.

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

The Company has 26 unpatented claims (533 acres) in the Trout Creek area and 21 unpatented claims in the South Mountain area.

The claim fees are paid on these unpatented claims annually as follows:

Target Area	2024
Trout Creek -State of Nevada	$5,200
Trout Creek -Lander County, Nevada	324
South Mountain-State of Idaho	4,200
Total	$9,724

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

The Company's property and equipment are as follows:

	September 30,	December 31,
	2024	2023
Vehicles	$22,441	$22,441
Construction Equipment	30,407	30,407
Mining Equipment	42,696	42,696
	95,544	95,544
Accumulated Depreciation	(95,544)	(95,544)
	-	-
Land	332,509	332,509
Total Property and Equipment	$332,509	$332,509

6.  Related Party Transactions

Deferred Compensation

As of September 30, 2024, and December 31, 2023, the balances of the total deferred compensation for the officers, are as follows, Eric Jones, President and Chief Executive Officer: $469,500; Jim Collord, Vice President and Chief Operating Officer: $420,000; Larry Thackery, Chief Financial Officer: $215,125. The total deferred compensation for these officers at September 30, 2024 and December 31, 2023 was $1,104,625.

7. Stockholders' Equity

The Company's common stock has a par value of $0.001, with 200,000,000 shares authorized. Additionally, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001.

8. Stock Options

The Company has a Stock Incentive Plan (the "SIP"), authorize the granting of stock options up to 10 percent of the total number of issued and outstanding shares of common stock, that provides for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock awards, and incentive awards to eligible individuals including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction. On December 6, 2023 the Company's shareholders, at their Annual Meeting, ratified and reapproved the Stock Option Plan.

There were no stock options awarded in 2023. On March 25, 2024, 1,325,000 options expired.

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2023	4,775,000	$0.09
Expired	(1,325,000)	0.09
Outstanding and exercisable at September 30, 2024	3,450,000	$0.09

The average remaining contractual term of the options outstanding and exercisable at September 30, 2024, was 1.54 years. On September 30, 2024, options outstanding and exercisable had no aggregate intrinsic value based on the Company's stock price of $0.042 on September 30, 2024.

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

For the nine months ended September 30, 2024, the Company expended cash of $15,938 in operating lease payments that were recorded in management and administrative expenses.

The table below displays the future operating lease payments and lease liability as of September 30, 2024, related to the Company's operating lease.

Future Lease Payments	Total Amount
2024 (remaining three months)	$5,344
2025	1,781
Total	7,125
Less: Imputed Interest	(103)
Total lease Liability	$7,022

The Company's ROU asset decreased through amortization of $5,020 and $14,795 for the three and nine months ended September 30, 2024.

10. Subsequent Events

On October 4, 2024, the Company received $50,000 from a potential investor to perform evaluation and due diligence on the South Mountain Project for potential investment in THMG, or investment in the South Mountain Project. The details of how the investment will be applied are being discussed internally and with the investor, including whether the Company will accept the investment and under what terms will apply to the investment. The Company has accounted for the investment as a deposit on its consolidated balance sheet.

On November 6, 2024, the Board of Directors approved a Private Placement financing plan to raise up to $600,000 through the sale of equity units priced at $0.05 per unit, which includes one share of common stock, and one stock warrant, exercisable at $0.10.

The financing was reserved with the TSX-V, and will close at the discretion of the Board of Directors. If executed, this private placement may result in the issuance of approximately 12 million shares, representing a 17% increase in Corporate Capitalization on a fully diluted basis. As of September 30, 2024, the Company has not issued any shares of common stock.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A. - Risk Factors in our 2023 Form 10-K/A and in Part II, Item 1.A. - Risk Factors of our 2024 Q1 and 2024 Q2 on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Thunder Mountain Gold, Inc. or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Internal Controls Disclosure

Samples submitted for analysis from drilling completed by the Company in 2019, 2020, 2021 incorporated a QA/QC program consisting of duplicates, standards, and blanks to verify the assay laboratory results. Hard Rock Consulting, LLC, based in the U.S.A., an independent mining and mineral resource consulting firm based in Denver, Colorado ("HRC"), has conducted two site visits to the Project in April 2018 and May 2021. HRC completed a manual and mechanical audit of the drilling and channel sampling database prior to the estimation of mineral resources. HRC also examined select core intervals from historic and recent drilling, obtained a variety of duplicate samples for independent check sampling. In all cases, the core samples accurately reflect the lithologies recorded on the logs and the degree of visible alteration and evidence of mineralization observed was generally consistent with the grade range indicated by the original assay value. The Company and HRC reviewed the Mineral Resources classified into inferred, indicated, and measured mineral resources to determine compliance in accordance with § 229.1302(d)(1)(iii)(A) (Item 1302(d)(1)(iii)(A) of Regulation S-K). Mineral resources that are not mineral reserves and have not demonstrated economic viability. Risks associated with the mineral resource estimate include, but are not limited to changes in metal price, changes to geotechnical, mining, and metallurgical recovery assumptions, changes to the formula used to generate the block model NSR values, changes to the assumptions used to generate the reporting NSR cut-off value and changes in interpretations of mineralization geometry and continuity of mineralization zones resulting from additional drill hole information and channel sample assays, and new geological mapping information.

Based upon staff comments from the Securities and Exchange Commission ("SEC"), the Company is reviewed our prior property disclosures to determine whether the information concerning our mining properties has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. In response to the SEC staff comments, the Company updated its prior property disclosures concerning our mining properties on our Form 10-K/A for the period ended December 31, 2023, filed with the SEC on September 11, 2024 ("Amended 10-K") and included a Technical Report on the South Mountain Property in accordance with the requirements of subpart 1300 of Regulation S-K.  The requirements of subpart 1300 of Regulation S-K differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individual material mining properties, which are outlined in the Amended 10-K. You are cautioned that mineral resources do not have demonstrated economic value. Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources, in particular, have a great amount of uncertainty as to their existence and their economic and legal feasibility. Investors are cautioned not to assume that any part or all of the Inferred Resource exists or is economically or legally mineable. See Item 1A, Risk Factors.

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

Employees

The Company employs one full-time officer and one part-time.  It is anticipated that the employees will continue their work with the Company.

Financial Condition

Liquidity and Capital Resources

The condensed consolidated financial statements accompanying this report show an accumulated deficit of $7,602,442 on September 30, 2024, which raises substantial doubt about the Company's ability to continue as a going concern.

As of September 30, 2024, the Company may not have sufficient liquidity to sustain normal operations for the next 12 months. While it is pursuing additional financing, including possible strategic alternatives, there can be no assurance that additional financing sources or strategic alternatives will be available.

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

On July 18, 2024, the Board of Directors approved a Private Placement financing plan to raise up to $500,000 through the sale of equity units priced at $0.05 per unit, which includes one share of common stock, and one-half stock warrant, exercisable at $0.07.

The Company has allocated $200,000 for exploration activities in 2024, including $150,000 specifically for the South Mountain project, and $300,000 for the operating budget in 2025, primarily for basic operating expenses. This financing initiative is contingent upon the engagement of a New Capital partner prior to year-end.

The financing received approval from TSX-V in September 2024 and will close at the discretion of the Board of Directors. If executed, this private placement may result in the issuance of approximately 10 million shares, representing a 19% increase in As of September 30, 2024, the Company has not issued any shares of common stock.

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

While the Company does not currently have cash sufficient to support extensive exploration work at South Mountain, we believe that the survivability of Thunder Mountain Gold can be aided by the following:

  On September 30, 2024, the Company had cash and cash equivalents of $141,511.
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

At September 30, 2024, we have current assets of $196,218.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If we do not have enough cash to complete our exploration programs, we will make every effort to raise additional funds from public offerings, sale of liquid stock or loans or to adjust our business plans accordingly.

  On October 20, 2024, the Company had $144,160 cash in our bank accounts.
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

During the nine months ended September 30, 2024, the Company discloses a net cash outflow from operating activities amounting to $414,098, compared to an operating cash outflow of $463,189 in 2023. In the period ended September 30, 2024, there was a net cash inflow from investment activities totaling $384,981, stemming from the sale of BeMetals common stock. Conversely, during the same period ended September 30, 2023, the Company committed to acquire an additional 56 acres, necessitating a $10,000 deposit, which was recorded as an investment outlay.

No cash outflows were reported for financing activities for the periods ended September 30, 2024, and 2023. The Company realized a net cash decrease of $29,117 for the nine-months ended September 30, 2024, in contrast to a net cash decrease of $473,189 for the corresponding period in 2023.

Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals.

Results of Operations

For the three months ended September 30, 2024, the Company reported a net loss of $114,631, comparable to net loss of $119,701 for the period ended September 30, 2023. For the nine-month period ended September 30, 2024, the Company recorded a net loss of $433,834, compared to a net loss of $427,355 for the same period in 2023. The Company recognized no unrealized gains or losses on the investment in BeMetals for both the three and nine-month periods ended September 30, 2024, whereas an unrealized loss of $16,688 and an unrealized gain of $30,732 was recognized for the three and nine-month periods ended September 30, 2023, respectively.

Three-month period comparisons

Operating expenses for the three months ended September 30, 2024, totaled $115,226, reflecting a increase of $11,817, or 11%, from the same period in 2023. Exploration expenses increased by $27,411 for the three months ended September 30, 2024, compared to the same period in 2023. The increase in exploration expenses can be attributed to the enhancement of our S-K 1300 disclosures, and maintenance of access road and equipment. Legal and accounting costs for the three months ended September 30, 2024, increased by $1,874, totaling $13,861. Management and administrative expenses decreased by $17,468, or 22%, due to a reduction in management salaries. No stock options were issued for the three months ended September 30, 2024.

Nine-month period comparisons

Operating expenses for the nine months ended September 30, 2024, were $392,692, reflecting a decrease of $67,115, or 15%, from the same period in 2023. Exploration expenses for the nine months ended September 30, 2024, increased by $26,764 compared to the same period in 2023. This increase was due to further S-K 1300 disclosures , road maintenance, and water testing. Legal and accounting costs decreased by $17,354, or 20%, totaling $71,596. Management and administrative expenses decreased by $75,973, or 24%, primarily due to a reduction in management salaries, demonstrating the Company's efforts to preserve liquidity.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company's Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) of the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms. Notwithstanding management's conclusion and as a result of the changes made or omitted from the mining disclosures as described in the Amended 10-K, the Company's management, including our principal executive officer and principal financial officer, concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2023, with regard to the mineral property disclosure requirements. Because the amended disclosures do not affect our financial statements, there is no change to the conclusion of the effectiveness of our internal control over financial reporting as of December 31, 2023, or through the end of the period covered by this report.

On July 30, 2024, the Company received comments from SEC staff indicating that the Company's disclosures concerning our mining properties, specifically estimates of mineral resources, relied on Canadian National Instrument 43-101 instead of the requirements of Subpart 1300 of Regulation S-K. Based on comments from the SEC staff, the Company, in conjunction with its legal counsel and HRC, reviewed its disclosure controls and procedures regarding our mineral property disclosure requirements. The Company implemented changes to the internal controls and procedures to ensure accurate and timely disclosures of its exploration and mineral resource and reserve estimation efforts to ensure compliance with Subpart 1300 of Regulation S-K.

Changes in Internal Controls Over Financial Reporting

During the quarter covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Remediation of Weaknesses in Mineral Property Disclosures

As disclosed above, at the end of the period covered by this report, management concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2023, with regard to the mineral property disclosure requirements. Based on the context in which the individual deficiencies occurred, management has concluded that subsequent remediation actions shall be implemented and executed in fiscal year 2024. The Company engaged HRC and legal counsel with mineral property and securities experience to assist with mitigating these deficiencies, including, without limitation, reviewing and revising prior disclosures, assisting with filing the Amended 10-K for the period ended December 31, 2023, preparing the accompanying Technical Report on the South Mountain Project filed with the Amended 10-K, identifying and improving deficiencies in internal control policies and procedures over mineral property disclosures, developing disclosure controls and procedures specific to mineral property disclosures, and reviewing mineral property disclosures on an ongoing basis to ensure accurate and timely disclosures in future periods.

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

Item 1A. Risk Factors.

For a complete discussion of the Company's risk factors, refer to the risk factors included in Part I, Item 1A of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2023, and in Part II, Item 1A of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, that set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.

Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. Mineral interests are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of September 30, 2024.

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

We have incurred losses since inception and expect to continue to incur losses in the future. We had an accumulated deficit of approximately $7,602,442 as of September 30, 2024. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

During the nine-month period ended September 30, 2024, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date: November 11, 2024

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By: /s/Larry Thackery

Larry Thackery

Chief Financial Officer

Date: November 11, 2024