Form 10-K
period 2024-12-31
THUNDER MOUNTAIN GOLD INC
filed 2025-03-31
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 001-08429

THUNDER MOUNTAIN GOLD, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	91-1031015
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11770 W. President Dr., Ste. F, Boise Idaho 83713

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company  ☒    Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was  $1,110,787.44  as of June 28, 2024

The number of shares of the Registrant's Common Stock outstanding as of February 15, 2025, was 73,255,579.

THUNDER MOUNTAIN GOLD, INC.

Form 10-K

December 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. The words "aims," "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "projects," "seeks," "should" and variations of these words and similar expressions are generally intended to identify these forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Annual Report on Form 10-K under Item 1 Description of the Business, Item 1A Risk Factors, and Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operations, or in our Current Reports on Form 8-K, among other places. Some of other risk factors include, but are not limited to, the following:

  adverse effects of climate changes or natural disasters;
  adverse effects of global or regional pandemic disease spread or other crises;
  global economic and capital market uncertainties;
  the speculative nature of minerals or mineral exploration, including risks of diminishing quantities or grades;
  operational or technical difficulties in connection with exploration, processing or mining activities;
  costs, hazards and uncertainties associated mineral exploration, resource development, and economic feasibility;
  contests over title to our properties;
  potential dilution to our shareholders from our stock issuances, recapitalization and balance sheet restructuring activities;
  potential inability to comply with applicable government regulations or law;
  adoption of or changes in legislation or regulations adversely affecting our businesses;
  permitting constraints or delays;
  changes in the United States or other monetary or fiscal policies or regulations;
  interruptions in our production capabilities due to capital constraints;
  equipment failures;
  fluctuation of prices for certain commodities;
  changes in generally accepted accounting principles;
  adverse effects of war, mass shooting, terrorism and geopolitical events;
  potential inability to implement our business strategies;
  potential inability to produce revenues;
  potential inability to attract and retain key personnel;
  assertion of claims, lawsuits and proceedings against us;
  potential inability to satisfy debt and lease obligations; and
  potential inability to maintain an effective system of internal controls over financial reporting.

Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows, or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

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

Inferred Mineral Resource (or "Inferred") - has the meaning defined by Subpart 1300 of Regulation S-K - is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project and may not be converted to a mineral reserve.

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Company History

Thunder Mountain Gold, Inc. (a predecessor entity) was originally incorporated under the laws of the State of Idaho on November 9, 1935, under the name of Montgomery Mines, Inc. In April 1978, a controlling interest in the Montgomery Mines Corporation was obtained by a group of the Thunder Mountain property holders who then changed the corporate name to Thunder Mountain Gold, Inc. with the primary goal to further develop their holdings in the Thunder Mountain Mining District, Valley County, Idaho.

Change in Situs and Authorized Capital

On December 10, 2007, articles of incorporation were filed with the Secretary of State in Nevada for Thunder Mountain Gold, Inc., a Nevada Corporation.  The Directors of Thunder Mountain Gold, Inc. (Nevada) were the same as for Thunder Mountain Gold, Inc. (Idaho).

On January 25, 2008, the shareholders approved the merger of Thunder Mountain Gold, Inc. (Idaho) with Thunder Mountain Gold, Inc. (Nevada), which was completed through a share-for-share exchange of common stock. The terms of the merger were such that the Nevada Corporation was the surviving entity (now the "Company").  The Company has 200,000,000 shares of common stock authorized with a par value of $0.001 per share and 5,000,000 shares of preferred stock authorized with a par value of $0.0001 per share.

The corporate structured of the Company is as follows: the Company owns 100% of the outstanding stock of Thunder Mountain Resources, Inc., a Nevada Corporation ("TMRI"); TMRI owns 100% of the outstanding stock of South Mountain Mines, Inc., an Idaho Corporation ("SMMI"); SMMI owns 75% of Owyhee Gold Territory, LLC ("OGT").

We have no patents, licenses, franchises or concessions which are considered by the Company to be of importance. The business is not of a seasonal nature. Since the potential products are traded in the open market, we have no control over the competitive conditions in the industry. There is no backlog of orders.

There are numerous Federal and State laws and regulations related to environmental protection, which have direct application to mining and milling activities. The more significant of these laws deal with mined land reclamation and wastewater discharge from mines and milling operations. We do not believe that these laws and regulations as presently enacted will have a direct material adverse effect on our operations. The Company employs one full-time officer and three part-time.

Subsidiary Companies

On May 21, 2007, the Company filed Articles of Incorporation with the Secretary of State in Nevada for Thunder Mountain Resources, Inc., a wholly owned subsidiary of Thunder Mountain Gold, Inc.  The financial information for the new subsidiary is included in the consolidated financial statements.

On September 27, 2007, TMRI completed the purchase of all the outstanding stock of South Mountain.  On November 8, 2012, South Mountain and Idaho State Gold Company II LLC ("ISGC or ISGC II") formed OGT (aka Owyhee Gold Trust, LLC), a wholly-owned subsidiary of SMMI.

On November 4, 2016, SMMI became Managing Member and controlling Member of OGT, through a judicially approved settlement agreement with ISGC.  The Company's wholly owned subsidiary SMMI is the sole manager of the South Mountain Project in its entirety through a separate Mining Lease with Option to Purchase ("Lease Option") with the Company's majority-owned subsidiary OGT.  SMMI has an option to purchase the South Mountain mineral interest for a capped $5 million, less net returns royalties paid through the date of exercise. The Lease Option expires in November 2026.  If SMMI exercises the option, the option payment of $5 million, less advance royalties, will be distributed 100% by OGT to OGT's minority member, ISGC II  Under the Lease Option, SMMI pays an advance of $5,000 net returns royalty to OGT annually on November 4 which is distributed to OGT's minority member, ISGC II.

Current Operations

We should briefly describe the prior agreement with BeMetals here.

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

Subsequent to the receipt of the Release payment, the Company made payments of $6,035 related to expenses attributable to the Option Agreement and covered under the Release. For year ended December 31, 2023, the remaining balance of $21,495 was recognized in other accrued liabilities, to cover any additional expenses associated with the Option Agreement.

On September 17, 2024, the Company remodeled its geological data and historical reports for the South Mountain Project utilizing acquired induced polarization (IP) data, airborne magnetic geophysical survey data, and copper-in-soil geochemical survey (Geochem) results. Based on this analysis, the Company staked additional unpatented mining claims (lode claims), covering approximately 260 acres of Bureau of Land Management (BLM) land.

The Company is currently focused on exploring, developing and expanding its land package at the South Mountain Mine. In 2025, the Company plans on conducting geophysical and geochemical studies, in conjunction with a detailed mapping program.  This exploration work will produce drill targets that will then be tested by surface drilling. The Company is open to opportunities for option or JV of its properties in an effort to advance them.

In 2025, the Company plans on conducting more exploration at its Trout Creek Project in Lander County, Nevada.  Initial work plans include induced polarization geophysics, along with a mobile metal ion geochemical sampling plan.  These studies will further define the drill targets that were originally identified by Phelps Dodge.

On November 28, 2024, the Board of Directors authorized a private placement financing of up to $700,000 through the sale of equity units at a price of US$0.05 (CAD$$0.07) per unit. Each unit consists of one share of the Company's common stock and one common stock purchase warrant. Each whole warrant entitles the holder to purchase one additional share of the Company's common stock at an exercise price of US$0.10 (CAD$0.14) per share for a period of 36 months from the date of issuance.

On December 16, 2024, the Company completed Private Placement of units, issuing a total of 12,400,000 shares of common stock and an equivalent number of common stock purchase warrants, resulting in gross proceeds of approximately US$620,000 (CAD$868,000). Of this amount, US$20,000 (CAD$28,000) represented non-cash consideration for vendor services rendered, and US$130,000 (CAD$180,310) remained outstanding as of December 31, 2024.

Reports to Security Holders

The Company is not required to issue annual reports to security holders other than the annual reports on Form 10-K and the quarterly reports on Form 10-Q, as electronically filed with the SEC.  Our annual reports on Form 10-K contain financial information that has been examined and reported on, with an opinion expressed by an independent public or certified public accountant. Electronically filed reports may be accessed at www.sec.gov.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330.

The Company maintains a website where recent press releases and other information can be found. A link to the Company's filings with the SEC is provided on the Company's website: https://www.thundermountaingold.com. The Company makes available free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, when filed or furnished, or as soon as reasonably practicable after we file such material, or furnish it to, the SEC.

ITEM 1A - RISK FACTORS

Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. Mineral interests are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. The Company evaluated these impairment considerations and determined that no such impairments occurred as of December 31, 2024.

We have no income and limited resources. The Company's viability as a going concern hinges on its capacity to secure capital for future exploration and working capital needs. The primary means of funding anticipated for sustaining operations will be through the issuance of debt, the sale of our common stock, or sale of a property interest, with the eventual profitable development of mining properties. It is important to note that the availability of funds from these sources is not guaranteed. Failure to successfully raise additional capital may impede property development, necessitating asset liquidation.

On December 31, 2024 the Company had cash and cash equivalents of $481,322. In 2019 in connection with the BeMetals Option Agreement (see Note 3), the Company received 10,000,000 shares of BeMetals Corp. common stock that had a fair value of $1,883,875. On December 31, 2023, the fair value of the remaining 6.636 million shares held by the Company was $427,836, and these shares are unrestricted. On January 18, 2024, the Company sold the remaining 6,636,000 shares held in BeMetals Corp. for a total consideration of $384,467 (equivalent to CAD $518,223).

We have no proven reserves. We have no proven reserves at any of our properties. We only have measured, indicated, and inferred, along with assay samples at the South Mountain Mine and assay samples at some of our other exploration properties.

Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation SK, which first became applicable to us for the fiscal year ended December 31, 2023. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties. You are cautioned that mineral resources do not have demonstrated economic value. Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources, in particular, have a great amount of uncertainty as to their existence and their economic and legal feasibility. Investors are cautioned not to assume that any part or all of the Inferred Resource exists or is economically or legally mineable.

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

The Company expects to incur operating losses in future periods. This will happen because we will incur exploration costs and do not expect to generate revenue.  Continued failure to generate revenues could cause us to go out of business. Our financial statements, for the year ended December 31, 2024 were audited by our independent registered public accountants, whose report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our plans to continue as a going concern include financing our operations through a company merger, lease option purchase or sales of unregistered common stock and the exercising of stock options by our officers, directors and insiders. If we are not successful with our plans, equity holders could then lose all or a substantial portion of their investment.

The Company had a cash balance of $481,332 as of December 31, 2024. We plan to raise funds in 2025 to meet operating and capital requirements for the next 12 months and beyond. Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough money to complete our exploration programs, we will try to raise additional funds from public offerings, private placement or loans.

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

The effectiveness of our operations hinges on our ability, as well as that of our vendors, to safeguard our networks, equipment, and IT systems from various threats, including but not limited to natural disasters, deliberate sabotage, fire, power outages, hacking, viruses, vandalism, theft, malware, ransomware, and phishing attacks. Any of these events could lead to IT system failures, operational delays, substantial disruptions to our business, or increased capital expenditure. The ongoing functionality of our operations also depends on the prompt maintenance, upgrading, and replacement of networks, equipment, and IT systems, along with preemptive actions to mitigate potential failure risks.

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

We face strong competition from other mining companies for the acquisition of new properties. If we do find an economic mineral reserve and put it into production, we need to continually seek to find new properties. In addition, there is a limited supply of desirable mineral lands available in the United States or elsewhere where we would consider conducting exploration activities. Because we face strong competition for new properties from other exploration and mining companies, some of whom have greater financial resources than we do, we may be unable to acquire attractive new mining properties on terms that we consider acceptable.

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

We must limit our exploration due to capital constraints. Because our Company is small and does not have much capital, we must limit the time and money we expend on exploration of interests in our properties. This may prevent us from realizing any revenues, thus reducing the value of the stock. In particular, we may not be able to: 1) devote the time we would like to explore our properties; 2) spend as much money as we would like to exploring our properties; 3) rent the quality of equipment or hire the contractors we would like to have for exploration; and 4) have the number of people working on our properties that we would like to have.  By limiting our operations, it may take longer to explore our properties. There are other larger exploration companies that could and may spend more time and money exploring the properties that we have acquired.

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

We face substantial governmental regulation, economic and environmental risks, which could prevent us from exploring or developing our properties. Our business is subject to extensive federal, state and local laws and regulations governing mining exploration development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. New legislation and regulations may be adopted at any time that results in additional operating expenses, capital expenditure or restrictions and delays in the exploration, mining, production or development of our properties.

Inflationary pressures, economic tariffs and rising exploration costs may impact on our ability to maintain current operations, obtain favorable equipment prices and secure financing terms.  Inflationary rises could impede our ability to raise additional capital, increasing the risk of business disruptions.

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

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business, and we could be subject to regulatory scrutiny. Internal control systems provide only reasonable assurance that fraud and errors will be detected within the normal course of operations.  The Company's management strives to maintain internal controls that are effective and commensurate for the size and scope of the business being conducted by the Company. The Company realizes the need to be proactive in this area and continues to evaluate ways of improving internal controls that are practical and cost effective for the size, structure, and future existence of our organization.    The Company's Chief Financial Officer initiates and records all transactions. The transactions are reviewed and approved by the Company's President and CEO and reviewed by the Company's Vice President and COO. Capital Items and expenditures more than $5,000 must be approved by the Board of Directors, even if it is a line item in a Board Approved Budget. In addition, The Company has a Corporate Code of Business Conduct and Ethics (the "Code") which is acknowledged by officers and directors.

Regulations and pended legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on the Company's business. A number of governments or governmental bodies have introduced or are contemplating legislative and/or regulatory changes in response to concerns about the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on the Company, on its future venture partners, if any, and on its suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs necessary to comply with such regulations. Any adopted future climate change regulations could also negatively impact the Company's ability to compete with companies situated in areas not subject to such limitations. Given the emotional and political significance and uncertainty surrounding the impact of climate change and how it should be dealt with, the Company cannot predict how legislation and regulation will ultimately affect its financial condition, operating performance, and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by the Company or other companies in its industry could harm the Company's reputation. The potential physical impacts of climate change on its operations are highly uncertain and could be particular to the geographic circumstances in areas in which the Company operates and may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and changing temperatures. These impacts may adversely impact the cost, production, and financial performance of the Company's operations.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 1C - CYBERSECURITY

The Company recognizes the critical importance of cybersecurity in safeguarding sensitive information, maintaining operational resilience, and protecting stakeholders' interests. The Company currently manages cybersecurity risks by working with third-party IT consultants and utilizing basic security protocols, such as network monitoring and access controls.  Management is responsible for identifying, considering, and assessing material cybersecurity risks on an ongoing basis, establishing processes to the best of their ability to ensure that such potential cybersecurity risk exposures are monitored, putting in place reasonably appropriate mitigation measures and maintaining cybersecurity programs.   Our cybersecurity programs are under the direction of our CFO with assistance from the management team. Any significant Cyber incidents that they become aware of are reported to the board of directors. The Board of Directors does not have a designated cybersecurity committee, but the Audit Committee receives periodic updates on cybersecurity matters. The Company has not experienced any material cybersecurity incidents to date and there were no material cybersecurity incidents discovered in 2024.  Please refer to Item 1A: Risk Factors for further insights into cyber attack-related risks.

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

Property Ownership and Acreage

The Trout Creek Project consists of 26 (approximately 533 acres) unpatented lode mining claims owned by Thunder Mountain Resources, Inc. ("TMRI"), our wholly-owned subsidiary. The Company must pay annual maintenance payments to the Bureau of Land Management ("BLM") to maintain its rights to the property.  BLM annual maintenance fees increased to $200.00 per claim, which became effective for the 2024 assessment year.

Geology & Mineralization

The Trout Creek Project target is anchored by a regional gravity anomaly on a well-defined northwest-southeast trended break in the alluvial fill thickness and underlying bedrock.  Previous geophysical work in the 1980s revealed an airborne magnetic anomaly associated with the same structure, and this was further verified and outlined in 2008 by Company personnel, with consultation from Jim Wright - Wright Geophysics using a ground magnetometer. The target is covered by alluvial fan deposits of generally unknown thickness, shed from the adjacent Shoshone Range, a fault block mountain range composed of Paleozoic sediments of both upper and lower plate rocks of the Roberts Mountains thrust.

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

Present Condition, Work Completed and Exploration Plans

Other than the geophysical data described above, the Company has not performed any significant work at the Trout Creek Project, and the Company does not plan to conduct any work on the Trout Creek Property in 2025. The Company will instead focus its efforts on its South Mountain Project. There are no significant workings on the property, and the property is without known resources or reserves.

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

The Company owns 100% the South Mountain Project, through its wholly-owned subsidiaries-Thunder Mountain Resources, Inc., South Mountain Mines, Inc. and Thunder Mountain Resources, Inc. The South Mountain Project originally consisted of 17 patented mining claims (approximately 327 acres) located in Owyhee County in southwestern Idaho. After the Company's purchase of the property, it staked an additional 21 unpatented lode mining claims and obtained mineral leases on 489 acres of adjoining private ranch land, and an additional 13 unpatented claims on approximately 260 acres in 2024.

The South Mountain Project is largely located on and surrounded by private land. Future agreements with individual private landowners, along with the existing easements and right of ways, may be necessary to establish infrastructure such as roads and power lines. The private land setting greatly simplifies and streamlines the permitting and approval process. Owyhee County approved Conditional use Permits ("CUPs") for the mine site and mill site in 2013, which approvals may need to be further extended prior to commencing work. Both the mine and the mill site are located on private land, and as such, require no other permit authorization for surface disturbance, other than any approvals from the County to further extend and / or update the previously approved CUPs.

Also included in the South Mountain Project area is a 360-acre millsite, not contiguous with the mining claims, which was purchased by THMG in 2013. The millsite is located approximately 6.8 road miles from the main mine area, with access provided by a 1.2-mile haul road between the millsite and Owyhee County South Mountain Road. Plans to construct a mill were approved by Owyhee County, as described above through the CUPs, which may be subject to further extensions and updates.

Summary Mineral Resources at End of the Fiscal Year Ended December 31, 2024

For a summary of South Mountain's Mineral Resources at the end of the fiscal year ended December 31, 2024, see Table 1 below.

Reserves

The Company has no proven or probable mineral reserves on any of its properties at the end of the fiscal year ended December 31, 2024.

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

The current land package at the South Mountain Project consists of 18 patented mining claims encompassing approximately 346 acres, 36 acres of private land, 34 unpatented mining lode claims covering approximately 550 acres, and approximately 489 acres of leased private land. In addition, the project owns 360 acres of private land for its mill site that is not contiguous with the mining claims.

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

Geology & Mineralization

Rock types within the South Mountain Project area are comprised of an isolated exposure of metasedimentary and intrusive rock, surrounded by younger upper-Tertiary volcanic and sedimentary units of the Owyhee volcanic field. One large northeast trended fault runs through the South Mountain property and is informally named the Golconda Structure. This structure physiographically separates exposures of the two types of mineralization observed at the property. The current interpretation of mineralization extent on the Project shows a strike length of approximately 2,250 ft. The mineralized bodies dip approximately 50° southwest from surface (between 7,500 ft. and 7,300 ft.) to a depth of 5,900 ft. depth, or approximately 1,500 vertical ft. Mineralization thickness is variable, but the DMEA Zone (defined below and depicted in Figure 5 below) massive sulfide is the most significant mineralized body with thicknesses between 10 ft. and 20 ft. Mineralization is separated into discrete high-grade bodies along strike. Mineralized continuity within those bodies is oriented down-dip and along plunge. Mineralization remains open down dip, and further exploration could result in more mineralized bodies being identified along strike or within currently undrilled parts of the Laxey Marble.

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

The primary deposit being explored at South Mountain is now classified as a Carbonate Replacement Deposit ("CRD"). The CRD deposit classification commonly provides for both massive sulfide and skarn hosted mineralization. Skarns are coarse-grained metamorphic rocks composed of calcium-iron-magnesium-manganese-aluminum silicate minerals that form by replacement of carbonate-bearing rocks (in most cases) during contact or regional metamorphism and metasomatism. CRD deposits are also commonly associated with many other types of magmatic-hydrothermal deposits in mineral districts. The South Mountain CRD is potentially zoned relative to the N to NE trended faults.

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

Work Completed and Exploration Plans

Exploration (and development) activities conducted at South Mountain since 2008 include:

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

Geochemical Sampling:

Approximately three miles of access roads and drill sites were constructed in 2010 during exploration of the gold breccia. A campaign of road cut sampling was undertaken on the new roads as they were completed. Three sets of samples were obtained along the cut bank of the road.  Channel samples were taken on 25-foot, 50-foot or 100-foot intervals, depended upon the nature of the material cut by the road with the shorter spaced intervals being taken in areas of bedrock. A majority of the samples contained anomalous gold values and in addition to confirming the three anomalies identified by soils sampling.

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

In 2020, THMG and their independent consultant, WEC, updated the existing site-wide Storm Water Pollution Prevention Plan (SWPPP) under guidance of the EPA NPDES Stormwater Discharges from Industrial Activities-EPA’s 2015 Multi-Sector General Permit (MSGP).

The Idaho DEQ manages the regulatory compliance of this program as of beginning in July of 2021.

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

3. The surface water sampling baseline data that has been collected for about 14 years shows no upstream or downstream influence from constituent analysis on Williams Creek.

4. Even though Williams Creek is routed through a 48-inch culvert for 660 feet to protect the water, it still crosses over and through the host rock and mineralized zones that are part of the system of mineralization.

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

Additional Project Highlights

On September 17, 2024, the Company completed remodeling its geological data and historical reports for the South Mountain Project utilizing acquired induced polarization (IP) data, airborne magnetic geophysical survey data, and copper-in-soil geochemical survey (Geochem) results. Based on this analysis, the Company staked an additional 13 unpatented mining claims, covering approximately 260 acres of Bureau of Land Management (BLM) land.

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

Book Value of the South Mountain Project

The book value of the property and associated plant and equipment can be found in Note 5 to our Consolidated Financial Statements ITEM 8, Part II of this Annual Report.

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

Employees

The Company employs one full-time officer and three part-time officers.  It is anticipated that the employees will continue their work with the Company.

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

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 of this  Annual Report.

During the years ended December 31, 2024 and 2023, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Holders:

As of December 31, 2024, there were approximately 1,168 shareholders of record of the Company's common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Transfer Agent:

Our independent stock transfer agent in the United States is Computershare Shareholder Services, located at 8742 Lucent Blvd., Suite 225, Highlands Ranch, CO 80129. In Canada, our Agent is Computershare, TORU - Toronto, University Ave, 100 University Ave, 8th Floor, Toronto, ON M5J 2Y1, CANADA.

Dividends:

No dividends were paid by the Registrant in 2024 or 2023, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

Recent Sales of Unregistered Securities:

On November 28, 2024, the Board of Directors authorized a private placement financing of up to $700,000 through the sale of equity units at a price of $0.05 per unit. Each unit consists of one share of the Company's common stock and one common stock purchase warrant. Each whole warrant entitles the holder to purchase one additional share of the Company's common stock at an exercise price of $0.10 per share for a period of 36 months from the date of issuance.

On December 16, 2024, the Company closed the private placement, issuing 9,800,000 shares of common stock and an equal number of common stock purchase warrants, generating gross proceeds of approximately $470,000 (CAD$658,000). Of this amount, US$20,000 (CAD$28,000) represented non-cash consideration for vendor services rendered. The purchasers were accredited investors, and the Company sold the securities under the exemption provided by 4(a)(2) and the safe harbor provided by Rule 506(b) of Regulation D, without registration under the Securities Act of 1933, as amended.

On November 14, 2024, the Company received a subscription agreement from an investor for the purchase of 2,600,000 shares of common stock and an equivalent number of common stock purchase warrants for total consideration of US$130,000 (CAD$182,000). The funds were received from the subscription agreement in February of 2025.

As of December 31, 2024, the investor had not received the stock certificates, and the corresponding funds remained held in escrow. Accordingly, the Company recorded the subscription as Subscriptions Receivable, presented as an asset on the balance sheet, with a corresponding increase in Common Stock and Additional Paid-in Capital under stockholders' equity. The funds from escrow will be released upon the transfer agent's issuance of the shares.

The proceeds from the sales of the unregistered securities will be used for exploration and land acquisition at South Mountain, and general corporate purposes.

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

The Company owns 100% of the outstanding stock of Thunder Mountain Resources, Inc., a Nevada Corporation. Thunder Mountain Resources, Inc. owns 100% of the outstanding stock of South Mountain Mines, Inc. (SMMI), an Idaho Corporation. Thunder Mountain Resources, Inc. completed the direct purchase of 100% ownership of South Mountain Mines, Inc. on September 27, 2007, which consisted of 17 patented mining claims (approximately 327 acres) located in Owyhee County in southwestern Idaho. After the purchase, Thunder Mountain Resources staked 34 unpatented mining lode claims covering approximately 550 acres, and approximately 489 acres of leased private land. In addition, the project owns 360 acres of private land for its mill site that is not contiguous with the mining claims.

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

Results of Operations:

In 2024, the Company reported a net loss of $631,111 ($0.01 per share), improving from a net loss of $817,227 ($0.01 per share) in 2023. The decrease in 2024's net loss is primarily attributed primarily due to the unrealized loss of $179,604 during the year ended December 31, 2023. This change resulted in a net loss decrease of $219,914 for the year ended December 31, 2024.

As an exploration-stage company, Thunder Mountain Gold, Inc. does not generate revenue from operations. The Company is focused on mineral exploration and development activities and does not have producing mines or commercial production at this time. Accordingly, certain disclosure requirements related to changes in sales, revenue, and cost of goods sold do not apply.

Fourth Quarter comparisons

Operating expenses for the fourth quarter ended December 31, 2024, totaled $192,921, representing an increase of $38,037, or 25%, compared to the same period in 2023. Exploration expenses for the three months ended December 31, 2024, increased by $33,538 compared to the corresponding period in 2023, primarily due to geochemical IP modeling activities on the South Mountain project.

Legal and accounting expenses for the three months ended December 31, 2024, increased by $14,214 to $41,027. This increase was primarily driven by costs associated with the Company's Private Placement issued on November 28, 2024, to finance ongoing operations. Management and administrative expenses for the three months ended December 31, 2024, decreased by $9,715, or 10%, primarily due to a reduction in management salaries.

Year-end comparisons December 31, 2024 vs 2023

Operating expenses for the year ended December 31, 2024, amounted to $585,613, reflecting a decrease of $29,078, or 5%, from the same period in 2023. Exploration expenses for the year ended December 31, 2024, increased by $60,302 compared to the corresponding period in 2023, due in part to S-K 1300 disclosures, and maintenance of access road and equipment, and ongoing modeling activities.

Legal and accounting costs decreased by $3,140, or 3%, totaling $112,623 for the year ended December 31, 2024. Meanwhile, Management and administrative expenses decreased by $85,688, or 21%, primarily due to a reduction in management salaries, demonstrating the Company's efforts to preserve liquidity.

Liquidity and Capital Resources:

The consolidated financial statements accompanying this report have been prepared assuming the Company will continue as a going concern. As of December 31, 2024, the Company understands it faces liquidity challenges with managing cash to sustain normal operations for the next 12 months.

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

On November 28, 2024, the Board of Directors authorized a private placement financing of up to $700,000, offering equity units at $0.05 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant, with each warrant exercisable for one additional share at $0.10 per share for 36 months from issuance.

On December 16, 2024, the Company closed the private placement, issuing 9,800,000 shares of common stock and an equal number of common stock purchase warrants, generating gross proceeds of approximately $470,000, including $20,000 in non-cash consideration for vendor services.

Additionally, on November 14, 2024, the Company received a subscription agreement from an investor for 2,600,000 shares of common stock and 2,600,000 common stock purchase warrants for $130,000 (CAD$182,000). As of December 31, 2024, the investor had not received the stock certificates, and the funds remained held in escrow. During February of 2025 the subscription agreement funds were received.

While the Company does not currently have cash sufficient to support aggressive exploration work at South Mountain, we believe that the survivability of Thunder Mountain Gold can be aided by the following:

  On December 31, 2024, the Company had cash and cash equivalents of $481,322.

  Subsequent to December 31, 2024, the Company sold 2.6 million common shares for US$130,000 that has been collected on February 24, 2025.

  Management and the Board have not undertaken plans or commitments that exceed the cash available to the Company beyond fiscal year 2025.  We do not include in this consideration any future financing. Management is committed to managing expenses of all types with the cash on-hand.

Our plans for the long-term viability include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties.

As of December 31, 2024, we had current assets of $647,224.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If it turns out that we do not have enough cash to complete our exploration programs, we will make every effort to raise additional funds from public offerings, sale of liquid stock or loans.

  On March 10, 2025, we had $438,907 cash in our bank accounts.

  We do not include in this consideration any option payments mentioned below.

  The Company will also consider other sources of funding, including potential mergers or lease option to purchase, the sale of all or part of the Company`s assets, and/or additional farm-out of its other exploration property.

For the year ended December 31, 2024, the Company reports net cash used by operating activities of $539,287 compared to cash used by operating activities of $543,995 in 2023.  During the year ended December 31, 2024, the net cash source from investing activities was $384,981, which was generated from the sale of BeMetals common stock. As of December 31, 2024, the Company reported net cash provided by financing activities of $465,000. This amount primarily reflects proceeds from the completion of a private placement of units, which included the issuance of 12,400,000 shares of common stock and an equal number of common stock purchase warrants, resulting in gross cash proceeds of $470,000, and a subscription agreement for the purchase of 2,600,000 shares of common stock, resulting in a noncash transaction of $130,000 for the period ended December 31, 2024. The total was offset by an annual lease payment of $5,000 made to a non-controlling interest holder (See Note 3).

The Company reported a net cash increase of $310,694 for the year ended December 31, 2024, compared to a net cash decrease of $512,090 for the same period in 2023.

Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals.

Contractual Obligations

The Company holds two leases pertaining to land parcels adjacent to and adjoining the South Mountain Project. The details of these leases are as follows:

Acree Lease:

On June 20, 2008, the Company entered into a lease agreement with Ronald Acree for a six-year term, covering 113 acres at a lease rate of $20 per acre. The lease agreement includes an option to extend for an additional ten years at a revised rate of $30 per acre. Beginning on the 17th anniversary of the lease, the rate increases to $50 per acre, payable in the form of an advanced royalty, through the 30th anniversary. Thereafter, the lease rate will further increase to $75 per acre.

For the year ended December 31, 2024, total lease payments amounted to $3,390. Effective June 2025, upon entering the 17th year of the lease term, the annual lease payment will increase to $5,650, reflecting the rate adjustment to $50 per acre for the 113-acre property.

Lowry Lease:

On October 24, 2008, the Company executed a lease agreement with William and Nita Lowry for a duration of 6 years, encompassing 376 acres at a rate of $20 per acre. Similar to the Acree Lease, the Lowry Lease incorporates an option to extend for an additional 10 years at a revised rate of $30 per acre. Following the passing of the original lessors, the lease was inherited by Michael Lowry, their son. The lease expires on October 24, 2025.

OGT, LLC:

SMMI is the sole manager of the South Mountain Project in its entirety through a separate Mining Lease with Option to Purchase ("Lease Option") with the Company's majority-owned subsidiary OGT.  SMMI has an option to purchase the South Mountain mineral interest for a capped $5 million, less net returns royalties paid through the date of exercise. The Lease Option expires in November 2026. Under the Lease Option, SMMI pays an advance of $5,000 net returns royalty to OGT annually on November 4 which is distributed to OGT's minority member.

The leases and net royalties' payment are summarized in the following table.

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years / yr.
Acree Lease (yearly, June)(1)	$ 3,390	$ 3,390	$ 5,650	$ 5,650	$ 5,650
Lowry Lease (yearly, October)(1)(2)(4)	$11,280	$11,280	$18,800	$18,800	$ 18,800
OGT LLC(3)	$10,000	$ 5,000	$ 5,000	$ 0	$ 0
Total	$24,670	$19,670	$29,450	$ 24,450	$ 24,450

(1) Amounts shown are for the lease periods years 15 through 16, a total of 2 years that remains after 2021, the lease was extended an additional 10 years at $30/acre after 2014.

(2) The Lowry lease has an early buy-out provision for 50% of the remaining amounts owed in the event the Company desires to drop the lease prior to the end of the first seven-year period.

(3)  OGT LLC, managed by the Company's wholly owned subsidiary SMMI, receives a $5,000 per year payment for up to 10 years, or until a $5 million capped NPI Royalty is paid. After 10 years, the advanced royalty payments cease.

(4)  The Lowry Lease payments for 2-3 years, and beyond is estimated based upon current lease extension discussions.

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

d) Valuation. The critical accounting policies governing the valuation process outline the methodologies, assumptions, and criteria used to determine the fair value of land and mining rights. These policies ensure consistency, accuracy, and compliance with accounting standards such as ASC 360 for land and ASC 930 for mining rights.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Thunder Mountain Gold, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2005.

/s/Assure CPA, LLC

Spokane, Washington

Firm ID is 444

March 27, 2025

Thunder Mountain Gold, Inc.
Consolidated Balance Sheets

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$481,322	$170,628
Investment in BeMetals, at fair value (Note 4)	-	427,836
Subscription receivable	130,000	-
Prepaid expenses and other assets	35,902	33,786
Total current assets	647,224	632,250
Property and equipment:
Land (Note 5)	332,509	332,509
Total property and equipment	332,509	332,509

Right to use asset (Note 10)	1,725	21,629
Total assets	$981,458	$986,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$65,604	$39,050
Accrued legal fees (Note 6)	136,685	136,685
Operating lease liability - (Note 10)	1,771	18,612
Deferred compensation (Note 6)	1,104,625	1,104,625
Total current liabilities	1,308,685	1,298,972

Operating lease liability - long-term (Note 10)	-	3,532
Accrued reclamation costs	81,250	81,250
Total liabilities	1,389,935	1,383,754

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 73,255,579 and 60,855,579 shares issued and outstanding, respectively (See Note 7)	73,256	60,856
Additional paid-in capital	7,172,547	6,564,947
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(7,799,719)	(7,168,608)
Total Thunder Mountain Gold, Inc stockholders' equity	(578,116)	(567,005)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	169,639	169,639
Total stockholders' equity	(408,477)	(397,366)
Total liabilities and stockholders' equity	$981,458	$986,388

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023

Operating expenses:
Exploration	$148,004	$87,702
Legal and accounting	112,623	115,763
Management and administrative	324,986	410,674
Depreciation	-	552
Total operating expenses	585,613	614,691

Net operating loss	(585,613)	(614,691)

Other income (expense):

Unrealized loss on investment	-	(179,604)
Realized loss on sale of investment	(42,855)	(47,091)
BeMetals mutual release	-	27,495
Other	2,357	1,664
Total other income (expense)	(40,498)	(197,536)

Net loss	(626,111)	(812,227)
Net income - noncontrolling interest in Owyhee Gold Trust	5,000	5,000
Net loss - Thunder Mountain Gold, Inc.	$(631,111)	$(817,227)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding basic and diluted	62,548,421	60,855,579

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(626,111)	$(812,227)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	552
Noncash lease expense	(469)	-
Unrealized loss on investment	-	179,604
Realized loss on sale of investment	42,855	47,091
Change in:
Prepaid expenses and other assets	(2,116)	(18,674)
Accounts payable and other accrued liabilities	46,554	11,967
Accrued legal fees	-	(10,000)
Deferred compensation	-	63,125
Advance from BeMetals	-	(5,433)
Net cash used by operating activities	(539,287)	(543,995)

Cash flows from investing activities:
Proceeds from sale of investment	384,981	84,081
Land purchase	-	(52,176)
Net cash provided by investing activities	384,981	31,905

Cash flows from financing activities:
Proceeds from issuances of stock and warrants	470,000	-
Noncontrolling interest net returns royalty	(5,000)	-
Net cash used by financing activities	465,000	-

Net increase (decrease) in cash and cash equivalents	310,694	(512,090)
Cash and cash equivalents, beginning of year	170,628	682,718
Cash and cash equivalents, end of year	$481,322	$170,628

Noncash financing and investing activities:
Common Stock issued in consideration for vendor services received (See Note 7)	$20,000	$-
Common Stock subscription receivable (See Note 7)	$130,000	$-
Operating lease liability arising from obtaining right to use asset (Note 9)	$-	$38,701

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2024 and 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Noncontrolling Interest in OGT		Total
	Shares	Amount

Balances at December 31, 2022	60,855,579	$60,856	$6,564,947	$(24,200)	$(6,351,381)	$169,639		$419,861

Noncontrolling interest net returns royalty	-	-	-	-	-	(5,000)		(5,000)
Net income/(loss)	-	-	-	-	(817,227)	5,000		(812,227)
Balances at December 31, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(7,168,608)	$169,639	$	(397,366)

Stock and warrants issued for cash	9,400,000	9,400	460,600	-	-	-		470,000
Stock issued for services	400,000	400	19,600	-	-	-		20,000
Common stock subscription receivable	2,600,000	2,600	127,400	-	-	-		130,000
Noncontrolling interest net returns royalty	-	-	-	-	-	(5,000)		(5,000)
Net income/(loss)	-	-	-	-	(631,111)	5,000		(626,111)
Balances at December 31, 2024	73,255,579	$73,256	$7,172,547	$(24,200)	$(7,799,719)	$169,639	$	(408,477)

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

Basis of Presentation and Going Concern

The consolidated financial statements accompanying this report show an accumulated deficit of $7,799,719 at December 31, 2024, which raises substantial doubt about the Company's ability to continue as a going concern.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2023, the Company had a financial asset, investment in equity security, that is adjusted to fair value on a recurring basis for which the fair value is determined based on Level 1 inputs as the equity security is traded on a stock exchange.  The Company has no financial liabilities that are adjusted to fair value on a recurring basis.

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

Property and Equipment

Property and equipment are carried at cost. Major betterments are capitalized and de minimis purchases are expensed. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful life of property and equipment for purposes of computing depreciation is three to seven years. When the Company sells or otherwise disposes of property and equipment, a gain or loss is recorded in the statement of operations. The cost of improvements that extend the life of property and equipment is capitalized. The Company periodically reviews its long-lived assets for impairment and, upon the indication that the carrying value of such assets may not be recoverable, recognizes an impairment loss by a charge against current operations.

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

Investments in Joint Ventures

For companies and joint ventures (JVs) where the Company holds more than 50% of the voting interests, but less than 100%, and has significant influence, the company or joint venture is consolidated, and other investor interests are presented as noncontrolling. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the venture's management committee.

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management's estimate of amounts expected to be incurred when the remediation work is performed. The Company had accrued $81,250 at December 31, 2024 and, 2023, respectively, on its consolidated balance sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

Share-Based Compensation

Share-based payments to employees and directors, including grants of employee stock options, are measured at fair value and expensed in the consolidated statements of operations over the vesting period.

Segment Policy

The Chief Executive Officer of Thunder Mountain Gold Inc. serves as the Company's Chief Operating Decision Maker ("CODM"). The Company operates as a single business segment, focused primarily on the exploration and development of the South Mountain Project.

As a single-segment entity, the Company complies with ASC 280-10-50-20, reporting segment profit or loss, significant expenses, and other segment items. Given our status as a mineral exploration company with no revenue, financial activities were minimal, primarily consisting of essential corporate expenditure and limited exploration.

The Company has adopted ASU 2023-07 for the year ended December 31, 2024. Since our single segment represents the entire entity, certain financial information may be referenced in the primary financial statements instead of duplicated in segment disclosures.

Investments in Equity Securities

Investments in equity securities are generally measured at fair value. Unrealized gains and losses for equity securities resulting from changes in fair value are recognized in current earnings. If an equity security does not have a readily determinable fair value, we may elect to measure the security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. At the end of each reporting period, we reassess whether an equity investment security without a readily determinable fair value qualifies to be measured at cost, less impairment, consider whether impairment indicators exist to evaluate if an equity investment security is impaired and, if so, record an impairment loss. At the end of each reporting period, unrealized gains and losses resulting from changes in fair value are recognized in current earnings. Upon sale of an equity security, the realized gain or loss is recognized in current earnings.

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

Adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amended reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively.

The Company has adopted ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This amended guidance applies to all public entities and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, to enable investors to develop more decision-useful financial analyses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024.

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion to common shares, except where their inclusion would be anti-dilutive. For the years ended December 31, 2024 and 2023 outstanding common stock options of 3,450,000 and 4,775,000, respectively were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for the period.

2.  Mineral Interest Commitments

The Company holds two leases pertaining to land parcels adjacent to its South Mountain patented and unpatented mining claims. The details of these leases are as follows:

Acree Lease:

On June 20, 2008, the Company entered into a lease agreement with Ronald Acree for a six-year term, covering 113 acres at a lease rate of $20 per acre. The lease agreement includes an option to extend for an additional ten years at a revised rate of $30 per acre. Beginning on the 17th anniversary of the lease, the rate increases to $50 per acre, payable in the form of an advanced royalty, through the 30th anniversary. Thereafter, the lease rate will further increase to $75 per acre.

For the year ended December 31, 2024, total lease payments amounted to $3,390. Effective June 2025, upon entering the 17th year of the lease term, the annual lease payment will increase to $5,650, reflecting the rate adjustment to $50 per acre for the 113-acre property.

Lowry Lease:

On October 24, 2008, the Company executed a lease agreement with William and Nita Lowry for a duration of 6 years, encompassing 376 acres at a rate of $20 per acre. Similar to the Acree Lease, the Lowry Lease incorporates an option to extend for an additional 10 years at a revised rate of $30 per acre. Following the passing of the original lessors, the lease was inherited by Michael Lowry, their son. The lease will expire on October 24, 2025. The Company's management is in contact with Michael Lowry negotiating an lease extension.

The leases have no work requirements. It is the current intention of the Company to engage in negotiations for new leases with the current landowners upon the expiration of the existing lease agreements. The negotiations may involve modifications to terms, rates, or other conditions as mutually agreed upon by the parties involved.

The Company has 26 unpatented claims (533 acres) in the Trout Creek area and 34 unpatented claims in the South Mountain area.

The claim fees are paid on these unpatented claims annually as follows:

Target Area	2024
Trout Creek -State of Nevada	$5,200
Trout Creek -Lander County, Nevada	324
South Mountain-State of Idaho	4,460
Total	$9,984

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

Under the OGT operating agreement, SMMI and ISGC II have 75% and 25% ownership, respectively, in OGT. SMMI is the sole manager and pays all expenses for exploration and development of the property.  The Company has established 75% ownership and full management of the property. OGT's financial information is included 100% in the Company's consolidated financial statements as of December 31, 2024 and 2023. The Company's consolidated financial statements reflect ISGC II's 25% noncontrolling interest.

	Years Ended December 31,
	2024	2023
Balance at beginning of year	$169,639	$169,639
Noncontrolling interest in net returns royalty	(5,000)	(5,000)
Net income attributable to noncontrolling interest	5,000	5,000
Balance at end of year	$169,639	$169,639

4. Investment in BeMetals Corp.

On January 18, 2024, the Company sold the remaining 6,636,000 shares held in BeMetals Corp. for a total consideration of $384,981. The transaction was executed through Canaccord Genuity at a unit price of $0.0594 per share. This sale was conducted in accordance with the terms outlined in the BeMetals Option Agreement. As a result of the sale, the Company incurred a loss of $42,855.

5. Property and Equipment

On December 13, 2023, the Company completed the strategic acquisition of 56 acres of private land for $52,176. This parcel is contiguous to the south end of the existing patented and lode claims at the South Mountain Project. The Board of Directors approved the land purchase resolution on January 31, 2023. Subsequently, on February 07, 2023, a real estate purchase and sale agreement was signed, formalizing the terms and conditions of the transaction. The acquisition is strategically aligned with the Company's exploration and development objectives. The geographical proximity to the South Mountain Project enhances exploration efficiency and supports the Company's long-term growth strategy.

The Company's property and equipment are as follows:

	December 31,
	2024	2023
Vehicles	$22,441	$22,441
Construction Equipment	30,407	30,407
Mining Equipment	42,696	42,696
	95,544	95,544
Accumulated Depreciation	(95,544)	(95,544)
	-	-
Land	332,509	332,509
Total Property and Equipment	$332,509	$332,509

6. Related Party Transactions

Board of Directors Compensation

For the year ended December 31, 2023, total cash compensation paid to the Board of Directors amounted to $14,050. However, in an effort to conserve financial resources, the Board of Directors has suspended its compensation during the year ended December 31, 2024.

Deferred Compensation

As of December 31, 2024, and December 31, 2023, the balances of the total deferred compensation for the officers, are as follows, Eric Jones, President and Chief Executive Officer: $469,500; Jim Collord, Vice President and Chief Operating Officer: $420,000; Larry Thackery, Chief Financial Officer: $215,125. The total deferred compensation for these officers at December 31, 2024 and December 31, 2023 was $1,104,625.

7. Stockholders' Equity

The Company's common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.

On November 28, 2024, the Board of Directors authorized a private placement financing of up to $700,000, offering equity units at $0.05 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant, with each warrant exercisable for one additional share at $0.10 per share for 36 months from issuance.

On December 16, 2024, the Company closed the private placement, issuing 12,400,000 shares of common stock and an equal number of common stock purchase warrants, generating gross proceeds of approximately $620,000, including $20,000 in non-cash consideration for vendor services.

The Company received a subscription agreement from an investor for 2,600,000 shares of common stock and 2,600,000 common stock purchase warrants for $130,000 (See Note 11). As of December 31, 2024, the investor had not received the stock certificates.

8. Stock Options

The Company has a Stock Incentive Plan (the "SIP"), that authorizes the granting of stock options up to 10 percent of the total number of issued and outstanding shares of common stock, that provides for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock awards, and incentive awards to eligible individuals including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction. On December 10, 2024, the Company's shareholders, at their Annual Meeting, ratified and reapproved the Stock Option Plan.

There were no stock options awarded in 2024. On March 25, 2024, 1,325,000 options expired.

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price

Outstanding and exercisable at December 31, 2023	4,775,000	$0.09
Expired in 2024	(1,325,000)	0.09
Outstanding and exercisable at December 31, 2024	3,450,000	$0.09

The average remaining contractual term of the options outstanding and exercisable at December 31, 2024, was 1.28 years. At December 31, 2024, options outstanding and exercisable had an aggregate intrinsic value of $37,080 based on the Company's stock price of $0.105 at December 31, 2024.

9. Income Taxes

The Company did not recognize a tax provision during 2024 and 2023.

At December 31, 2024 and 2023, net deferred tax assets were calculated based on an expected blended future rate of 25.7% including both federal and Idaho state components. Significant components of net deferred tax assets at December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
NOL carryforward	2,400,300	2,299,180
Capital Loss Carryforward	267,000	-
Share-based compensation	82,000	112,050
Deferred compensation	283,900	283,900
Investments	-	211,360
Mineral properties	166,000	160,400
	3,201,000	3,066,890

Deferred tax liabilities:
Investment in OGT	(143,000)	(142,670)

Net deferred tax asset	3,058,000	2,924,220
Less valuation allowance	(3,058,000)	(2,924,220)
Net deferred tax asset	$-	$-

      The Company fully reserved the deferred tax asset as of December 31, 2024 and 2023, as management of the Company cannot determine that it's more likely than not that, the Company will realize the benefits of the deferred tax assets.

At December 31, 2024, the Company has approximately $10.4 million of federal and state net operating loss carry forwards. $7.5 million of net operating losses will expire between 2030 and 2037 and $1.84 million of the losses were incurred after 2017 and can be carried forward indefinitely, although the usage of these net operating losses is limited to 80% of taxable income in future years.

The income tax benefit for the years ended December 31, 2024 and 2023 differs from the statutory rate as follows:

	2024		2023
(Provision)/benefit at statutory rate	132,500	21.0%	169,400	21.0%
State taxes	29,700	4.7%	37,900	4.7%

Miscellaneous permanent differences	(30,050)	-5.1%	-	0.0%
Change in prior year tax estimate	1,630	0.3%	(6,280)	-0.7%
Change in valuation allowance	(133,780)	-20.9%	(201,020)	-25.0%
Total	$-		$-

      The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized. The Company is subject to possible tax examinations for the years 2010 through 2024. Prior year tax attributes could be adjusted by taxing authorities. If applicable, the Company will deduct interest and penalties as interest expense on the financial statements.

10. Leases

The Company renewed its office operating lease on February 1, 2023, for 24 months. The Company entered into a two-year operating lease for its corporate office space for a total lease payments of $41,625, and as a result a liability and right-of-use asset of $38,701 was recognized on the lease inception date, February 1, 2023.  The Company utilized a 7.0% incremental borrowing rate to discount the future rent payments of approximately $1,734 per month over the two-year lease term. The remaining lease term on December 31, 2024, was approximately one month.

For the year ended December 31, 2024, the Company expended cash of $21,281 in operating lease payments that were recorded in management and administrative expenses.

The table below displays the future operating lease payments and lease liability as of December 31, 2024, related to the Company's operating lease.

Future Lease Payments	Total Amount
2025	1,781
Total	1,781
Less: Imputed Interest	(47)
Total lease Liability	$1,734

The Company's ROU asset decreased through amortization of $19,904 for the year ended December 31, 2024.

11. Subsequent Events

On January 27, 2025, the Company announced a strategic partnership with Swiss-based MFD Investment Holdings SA ("MFD").  The letter agreement signed outlines that MFD will provide additional funding, contributing $1,000,000 in project-related expenditures as well as providing technical support for project development. This partnership adds additional financial strength in advancing South Mountain's technical and economic studies.

On February 7, 2025, the Company`s Board of Directors issued 3,045,000 stock options to officers and directors of the Company. The options are exercisable on or before February 7, 2030, and have an exercise price of $0.10.  The options were fully vested upon grant.

The Company received a subscription agreement from an investor for the purchase of 2,600,000 shares of common stock and 2,600,000 common stock purchase warrants for total consideration of $130,000. As of December 31, 2024, the investor had not received the stock certificates from Computershare, and the funds remained held in escrow at Canaccord Genuity. On February 24, 2025, the Company received net proceeds of $129,900 after deducting $100 in bank charges, for a total of $130,000, for the investor subscription agreement for 2,600,000 shares of common stock.

The Company entered into a lease agreement with Ronald Acree on June 20, 2008, for 113 acres at $20 per acre, with a six-year term and a ten-year renewal option at $30 per acre. Beginning in June 2025, the 17th lease year, the rate will increase to $50 per acre, resulting in an annual payment of $5,650. For the year ended December 31, 2024, total lease payments were $3,390. The lease rate will further increase to $75 per acre after the 30th anniversary.

The Company renewed its office operating lease on February 1, 2025, for 12 months. During the lease term, the Company will not recognize a right to use asset and related lease liability on the balance sheet for the lease renewal.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2024, there were no changes in independent audit firms or consulting firms who provide accounting assistance.

During the year ended December 31, 2024, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) of the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective as of December 31, 2024, with regard to the effectiveness of our internal control over financial reporting, specifically for the last quarter of 2024, ended December 31, 2024.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting, and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Consequently, management identified a material weakness in the Company's internal control over financial reporting related to the segregation of duties. This was due primarily to the limited staff and small size of the Company. Management is acutely aware of these challenges and is actively evaluating steps to strengthen the internal control environment, including seeking additional resources and support. Subsequently, management has corrected all misstatements and errors prior to issuance of the financial statements.

Remediation Measures

In response to the material weakness described above. the Company has been conducting a search for additional staff member in our accounting department, and a consultant for financial statement preparation, which will result in increased segregation of duties. Implementing new and enhanced controls to ensure that in-house accounting personnel that are responsible for financial reporting have sufficient technical expertise or capacity to consistently apply complex accounting standards and perform necessary review controls, and that in-house accounting personnel have training to ensure they have the relevant expertise. We believe these actions will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the new remediation measures have not been implemented, nor operated for a sufficient amount of time to conclude that the material weakness has been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

Changes in internal controls over financial reporting

Except for the material weakness and the remediation efforts described above, no other changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section sets forth certain information with respect to the Company's current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2024.

Directors and Executive Officers:

Name	Age	Position with the Company	Director Since
Eric T. Jones	62	President, Chief Executive Officer, Director	March 2006
Ron Espell	64	Chief Operating Officer (COO)	February 2025
Rocky Chase	59	Vice President of Operations	February 2025
E. James Collord	78	Director/Consultant	Since 1978
Paul Beckman	71	Director	February 2017
Ralph Noyes	77	Director	May 2016
Douglas J. Glaspey	72	Director	June 2008
Larry D. Kornze	77	Director	January 2013
James A. Sabala	70	Director	October 2016
Larry Thackery	66	Chief Financial Officer	January 2013

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

Ron Espell - Chief Operating Officer, brings over 30 years of experience in environmental management, permitting, and mine development. He has held senior leadership positions at several major mining companies, including Barrick Gold, McEwen Mining, and Nevada Vanadium. With a strong background in regulatory compliance, environmental stewardship, and strategic mine planning, Mr. Espell has been instrumental in securing permits and advancing projects across North America and globally. As COO, he will oversee all operational aspects of Thunder Mountain Gold, ensuring the Company remains on track for efficient and responsible project execution.

Rocky Chase - Vice President of Operations, has a B.S. geological engineering from University of Idaho, and joins Thunder Mountain Gold as Vice President of Operations, bringing more than 38 years of experience in mine development, operations, and permitting. He has managed exploration and production projects across North America, with a strong focus on regulatory affairs, mine engineering, and environmental compliance. Mr. Chase most recently served as Project Manager at South Mountain Mines, where he successfully led underground core drilling and exploration efforts. In his new role, he will spearhead the operational execution of Thunder Mountain's projects, optimizing development strategies and ensuring regulatory alignment.

James Collord - Vice President Exploration, has a MS degree in exploration geology from the Mackay School of Mines, University of Nevada, Reno (1980).  He has been a mining professional for 42 years, employed in a variety of capacities, including mill construction superintendent, exploration geologist, mine construction and reclamation manager, and in environmental and lands management.  During the period 1975 through 1997, Mr. Collord worked for Freeport Exploration where he worked with a successful exploration team that discovered several Nevada mines.  Later in his Freeport career, he managed mining operations and lead permitting efforts at the Big Springs and Jerritt Canyon Mines.  For the period 1997 through 2005, Mr. Collord was Environmental and Lands Superintendent at Cortez Gold Mines, a large Nevada mine that was a joint venture between Placer Dome and Kennecott Minerals. After retirement from Cortez, and until his employment by Thunder Mountain Gold, Inc. in April 2007, he managed the Elko offices for environmental and hydrogeologic consulting groups. He is the grandson of Daniel C. McRae, the original locator of the gold mines in the Thunder Mountain Gold Mining District in the early 1900s.

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

Significant Employees:

Three Company officers have deferred compensation for services rendered since April 1, 2015. Deferred compensation has been periodically terminated and reinstated over the years to manage the Company's liquidity. As of December 31, 2024, the officers' deferred compensation balances are as follows: Eric Jones, President and Chief Executive Officer - $469,500; Jim Collord, Vice President and Chief Operating Officer - $420,000; and Larry Thackery, Chief Financial Officer - $215,125, totaling $1,104,625.

On February 11, 2025, the Company appointed Ron Espell as Chief Operating Officer (COO), replacing Jim Collord in that capacity.  Jim remains with the Company as Director and Vice President of Exploration.  In addition, the Company added Rocky Chase as Vice President of Operations. These appointments align with the Company's strategic focus on advancing the South Mountain Project and other key initiatives.

Family Relationships:

None.

Involvement in Certain Legal Proceedings:

None of the officers and directors of the Registrant have been involved in any bankruptcy, insolvency, or receivership proceedings as an individual or member of any partnership or corporation; none have ever been convicted in a criminal proceeding or is the subject of a criminal proceeding presently pended.  None have been involved in proceedings concerning his ability to act as an investment advisor, underwriter, broker, or dealer in securities, or to act in a responsible capacity for an investment company, bank savings and loan association, or insurance company or limiting his activity in connection with the purchase and sale of any security or engaging in any type of business practice. None have been enjoined from engaging in any activity in connection with any violation of federal or state securities laws nor been involved in a civil action regarding the violation of such laws.

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, no persons failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2024.

Audit Committee:

The Company's Board of Directors is responsible for the oversight and management of the Company.  On January 28, 2010, an Audit Committee was designated from members of the Board and currently consists of Douglas Glaspey, Ralph Noyes, and James Sabala as independent members of the committee. Mr. Noyes and Mr. Sabala are both considered financial experts. The Board believes that the members of the Audit Committee have sufficient experience to oversee the Company's financial reporting and internal controls but will evaluate the appointment of a financial expert as the Company grows.

Compensation Committee:

The Purpose of the Compensation Committee is to conduct an annual review to determine whether the Company's executive compensation program is meeting the goals and objectives set by the Board of Directors. The Compensation Committee provides recommendations to the Board, the compensation for the Chief Executive Officer and directors, including salaries, incentive compensation levels and stock awards, and reviews and approves compensation proposals made for the other executive officers.  During Fiscal 2024, the Compensation Committee consists of the following independent members: Doug Glaspey and Ralph Noyes. Mr. Glaspey is the Chair of the Compensation Committee.  The Board first appointed the Compensation Committee in May of 2012. The Committee meets at least once per calendar year.

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

Indemnification of Directors and Officers:

The Company's By-Laws address indemnification of Directors and Officers. Nevada law provides that Nevada corporations may include within their articles of incorporation provisions eliminating or limiting the personal liability of their directors and officers in shareholder actions brought to obtain damages for alleged breaches of fiduciary duties, as long as the alleged acts or omissions did not involve intentional misconduct, fraud, a knowing violation of law or payment of dividends in violation of the Nevada statutes. Nevada law also allows Nevada corporations to include in their Articles of Incorporation or Bylaws provisions to the effect that expenses of officers and directors incurred in defended a civil or criminal action must be paid by the corporation as they are incurred, subject to an undertaking on behalf of the officer or director that he or she will repay such expenses if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the corporation because such officer or director did not act in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation.

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

Insider Trading Policy

The Company has not established formal stock ownership guidelines for our Named Executive Officers. The Company prohibits the Named Executive Officers, as well as other insiders, who may have access to material inside information, from purchasing, selling, entering into short sale transactions, or engaging in hedging or offsetting transactions regarding the Common Stock during periods where such persons have access to material inside information. To ensure compliance with applicable United States federal securities laws, and to avoid even the appearance of trading on the basis of inside information, procedures have been established, and will be maintained and enforced, by the Company to prevent awards and trading by Company insiders for a period beginning four days before the release of periodic reports or triggering events and ended one day after such report or triggering event ("Blackout Periods"). Therefore, the Company has no awards to report that were granted during the Blackout Periods.

The Company is in the process of adopting formal Insider Trading Compliance practices that prohibit directors, officers, certain employees, and consultants from trading during specific periods beginning at market open on the day following the last trading day of the Company's fiscal quarter until after the Company's public disclosure of financial and operating results for that quarter. In addition, all transactions in the Company's securities (including without limitation, acquisitions and dispositions of Company stock, the "net" or "cashless" exercise of stock options and the sale of Company stock issued upon exercise of stock options) must be pre-cleared by the Secretary, or if the Secretary is unavailable, the Company's Chief Financial Officer. The Company may impose additional restricted trading periods at any time if it believes trading by employees would not be appropriate because of developments at the Company that are, or could be, material. The Compensation Committee takes these policies into account when determining the timing and terms of awards so that the Company does not time awards in a manner that may affect the value of executive compensation.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the Directors' duties associated with the Company's business. There are currently no other compensation arrangements for the Company's Directors. The following table provides certain summary information for the fiscal year ended December 31, 2024, and 2023 concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers, including the Directors of the Company:

						Incentive	Deferred	All Other
				Stock	Option	Plan	Compensation	Compensation
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Directors Fee		Total
Position	Year	($US)	($US)	($US)	($US)	($US)	($US)	($US)		($US)
Jim Collord,	2024								$
V.P./COO	2023	7,500								$7,500

Eric T. Jones	2024	121,000								$121,000
President/CEO	2023	77,000					49,500			$126,500

Paul Beckman	2024								$
Director	2023							2,650		$2,650

Larry Thackery	2024	20,450								$20,450
CFO	2023	66,500					13.625			$80,125

Doug Glaspey	2024								$
Director	2023							3,150		$3,150

Larry Kornze	2024								$
Director	2023							2,300		$2,300

Ralph Noyes	2024								$
Director	2023							3,150		$3,150

James A. Sabala	2024								$
Director	2023							2,900		$2,900

There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation, or retirement.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2024, there were no new stock options to purchase common stock were vested and outstanding to our named Executive Officers or Board of Directors.

Option Exercises and Stock Vested

There were no exercises of stock options during the years ended December 31, 2024 or 2023 by our Named Executive Officers.

CEO Pay Ratio

The total annual compensation of our CEO for 2024 was $121,000 and the total compensation for the median employee for 2024 was $121,000. The ratio of CEO pay to the pay of our median employee was 1 to 1.

Director Compensation

  Occasionally, additional fees are paid for attendance at Board of Directors' meetings, committee membership or committee chairmanship. On occasion, Directors are retained for consulting services unrelated to their duties as Directors. These consulting services are either paid in cash or with unregistered Common Stock according to the Company's policy for share-based payment of services. See Item 11., Summary Compensation Table above.

The Company does not have a retirement plan for its Directors, and there is no agreement, plan or arrangement that provides for payments to Directors in connection with resignation, retirement, termination or a change in control of the Company.

Long-term Incentives:

On July 17, 2011, the shareholders approved a Stock Incentive Plan (the "SIP"). The SIP was subsequently approved by the Shareholders at all of the Annual Shareholder Meetings, including the last years Annual Meeting on December 10, 2024. The SIP will be administered by the Compensation Committee or Board of Directors and provides for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock awards, and incentive awards to eligible individuals including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

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

Employment Contracts:

During 2024, there were three Company employees - Eric Jones, Jim Collord, and Larry Thackery.  They were employed per resolution of the Board and other than an hourly salary, plus normal burden, there are no other contractual understandings in the resolutions.  Each is reimbursed for the use of personal office equipment and phones, and Jim and Eric are reimbursed for health insurance and related costs up to a set maximum amount, when the Company is financially able to cover the reimbursements.

Share-Based Payments:

No compensation expense from stock options was recognized during the year ended December 31, 2024 and 2023.

Employment Contracts and Termination of Employment or Change of Control

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement) or change of control transaction.

Stock Option Granting Policies and Practices

The Board of Directors of the Company has historically granted stock options to executives, directors, and key employees as part of its equity compensation program. The Company does not maintain a formal written policy governing the timing of stock option grants in relation to material nonpublic information ("MNPI").

Stock option grants are approved by the Board of Directors or its Compensation Committee on a discretionary basis in connection with employment agreements, promotions, and other performance-based considerations. The Company does not follow a fixed grant schedule and does not currently impose trading blackout periods or other restrictions related to the timing of option grants when the Company or its executives may be in possession of MNPI.

The Company is evaluating whether to adopt a formal stock option granting policy, which may include pre-established grant dates or trading blackout periods to strengthen governance and reduce potential risks related to option grant timing.

The Company did not grant stock options to employees in 2024.

Recovery of Incentive-Based Compensation

The Company does not currently maintain a policy regarding the recovery of incentive-based compensation from its executive officers in the event of a financial restatement or misconduct. The Company is in the process of adopting a clawback policy in light of recent SEC rulemaking under Exchange Act Rule 10D-1.

The Company did not recover, nor seek to recover, any erroneously awarded compensation during the fiscal year ended December 31, 2024.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2024, by:

  the Company's named executive officers;

  the Company's directors;

  all of the Company's executive officers and directors as a group; and each person who is known to beneficially own more than 5% of the Company's issued and outstanding shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Beneficial Ownership(1)	Amount Stock Option Ownership
Directors and Executive Officers
E. James Collord - VP/COO/Dir	2,955,705(2)(3)	4.15%	595,000
Eric T. Jones - President/CEO/Dir	4,283,214(2)	6.00%	770,000
Paul Beckman - Dir	11,608,645(4)	16.29%	590,000
Doug Glaspey - Dir	1,120,000(2)	1.57%	870,000
Larry D. Kornze - Dir	575,000	0.81%	570,000
James A. Sabala - Dir	-	-	730,000
Ralph Noyes - Dir	960,000	1.34%	810,000
Larry Thackery - CFO	1,050,000(2)	1.47%	570,000
All current executive officers and directors as a group	22,552,564	31.63%	5,505,000

(1) Based on 73,255,579 shares of common stock issued and outstanding as of March 1, 2025, together with all applicable options and warrants for each stockholder. Shares of our stock subject to options are deemed outstanding for computing the percentage or ownership of the persons holding such options.
(2) Sole voting and investment power.
(3) Includes 50,000 shares held in trust for Mr. Collord's son, Jerritt Collord.
(4) Includes 5,000,000 shares held in P & F Development, a Private Company.

As of December 31, 2024, the number of shares of common stock that can be sold by officers, directors, principal shareholders, and others pursuant to Rule 144 was 73,255,579. As a condition to our listing on the TSX-V in 2010, our officers and directors were required to deposit their common stock totaling 4,799,239 shares, into an escrow account with Computershare Investor Services, Inc. Those escrowed shares were subject to the TSX-V's Tier 1 escrow requirement at that time. Those requirements provide for an 18-month escrow release mechanism with 25% of the escrowed securities being released on September 24, 2010 (the date our common shares commenced trading on the TSX-V), and 25% of the escrowed securities to be released every 6 months thereafter.  As of December 31, 2024, all of the escrowed shares have been released back to the officers and directors.

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

Table - Equity Compensation Plan Information

(As of December 31, 2024, or latest fiscal year-end)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in First Column) (#)
Equity Compensation Plans Approved by Security Holders	3,450,000	$0.09	3,615,558
Equity Compensation Plans Not Approved by Security Holders	0	N/A	0
Total	3,450,000	$0.09	3,615,558(1)

(1) The Number of securities remaining is the balance of the total available of 7,065,558 less the 3,450,000 options issued to Board and insiders.

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

As of December 31, 2024, and December 31, 2023, the balances of the total deferred compensation for the officers, are as follows, Eric Jones, President and Chief Executive Officer: $469,500; Jim Collord, Vice President and Chief Operating Officer: $420,000; Larry Thackery, Chief Financial Officer: $215,125. The total deferred compensation for these officers at December 31, 2024 and December 31, 2023 was $1,104,625.

Certain Business Relationships:

There have been no unusual business relationships during the last fiscal year of the Registrant between the Registrant and affiliates as described in Item 404(b)(1)-(6) of the Regulation S-K.

Indebtedness of Management:

No Director or executive officer or nominee for Director, or any member of the immediate family of such has been indebted to the Company during the past year.

Directors' Stock Purchases

Stock transactions for directors and officers were reported on Form 4 or Form 5 and are available on the SEC website.

Director Independence

On December 31, 2024, Douglas Glaspey, Larry Kornze, James A. Sabala, Ralph Noyes, and Paul Beckman are independent Members of the Board of Thunder Mountain Gold Inc.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2024, as provided by Assure CPA, LLC. We expect that Assure CPA, LLC will serve as our auditors for the fiscal year 2025. Assure CPA LLC has served as an independent auditor for the Corporation since the fiscal year ended December 31, 2005. This firm is experienced in the field of auditing and mining accounting and is professionally qualified to act in the capacity of auditors.

Year Ended	December 31, 2024	December 31, 2023
Audit fees (1)	$58,094	$39,053
Audit-related fees (2)		-
All other fees (3)		148
Total Fees	$58,094	$44,733

(1)  Audit fees consist of fees billed for professional services provided in connection with the audit and reviews of the Company's financial statements, and assistance with reviews of documents filed with the SEC.

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

Date: March 28, 2025

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By   /s/ Larry Thackery

Larry Thackery

Chief Financial Officer

Date: March 28, 2025