Form 10-K/A
period 2024-12-31
THUNDER MOUNTAIN GOLD INC
filed 2025-03-31
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

EXPLANATORY NOTE

§240.12b–15 Amendments. All amendments must be filed under cover of the form amended, marked with the letter ‘‘A’’ to designate the document as an amendment, e.g., ‘‘10– K/A,’’ and in compliance with pertinent requirements applicable to statements and reports. Amendments filed pursuant to this section must set forth the complete text of each item as amended. Amendments must be numbered sequentially and be filed separately for each statement or report amended. Amendments to a statement may be filed either before or after registration becomes effective. Amendments must be signed on behalf of the registrant by a duly authorized representative of the registrant. An amendment to any report required to include the certifications as specified in §240.13a–14(a) or §240.15d–14(a) must include new certifications by each principal executive and principal financial officer of the registrant, and an amendment to any report required to be accompanied by the certifications as specified in §240.13a– 14(b) or §240.15d–14(b) must be accompanied by new certifications by each principal executive and principal financial officer of the registrant. An amendment to any report required to include the certifications as specified in §240.13a–14(d) or §240.15d–14(d) must include a new certification by an individual specified in §240.13a–14(e) or §240.15d–14(e), as applicable. The requirements of the form being amended will govern the number of copies to be filed in connection with a paper format amendment. Electronic filers satisfy the provisions dictating the number of copies by filing one copy of the amendment in electronic format. See §232.309 of this chapter (Rule 309 of Regulation S-T).

THUNDER MOUNTAIN GOLD, INC.

Form 10-K/A

December 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A and the exhibits attached hereto contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. The words "aims," "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "projects," "seeks," "should" and variations of these words and similar expressions are generally intended to identify these forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

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

March 28, 2025

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

Date: March 31, 2025

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By   /s/ Larry Thackery

Larry Thackery

Chief Financial Officer

Date: March 31, 2025