Form 10-Q
period 2025-03-31
THUNDER MOUNTAIN GOLD INC
filed 2025-05-13
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒  No

Number of shares of issuer's common stock outstanding at April 21, 2025:  73,255,579

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Thunder Mountain Gold, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
March 31, 2025 and December 31, 2024

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$363,709	$481,322
Subscription receivable	-	130,000
Prepaid expenses and other assets	31,963	35,902
Total current assets	395,672	647,224

Property and equipment, net (Note 5)	332,509	332,509

Right to use asset (Note 9)	-	1,725
Total assets	$728,181	$981,458

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$28,583	$65,604
Accrued legal fees	136,685	136,685
Operating lease liability - (Note 9)	-	1,771
Deferred compensation (Note 6)	1,104,625	1,104,625
Total current liabilities	1,269,893	1,308,685

Accrued reclamation costs	81,250	81,250
Total liabilities	1,351,143	1,389,935

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 73,255,579 shares issued and outstanding. (See Note 7)	73,256	73,256
Additional paid-in capital	7,498,362	7,172,547
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(8,340,019)	(7,799,719)
Total Thunder Mountain Gold, Inc stockholders' equity	(792,601)	(578,116)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	169,639	169,639
Total stockholders' equity	(622,962)	(408,477)
Total liabilities and stockholders' equity	$728,181	$981,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2025		2024
Operating expenses:
Exploration	$67,073		$20,075
Legal and accounting	45,810		47,719
Management and administrative	428,463		95,040
Total operating expenses	541,346		162,834

Net operating income (loss)	(541,346)		(162,834)

Other income (expense):
Loss on sale of investment	-		(42,855)
Other	1,046		129
Total other income (expense)	1,046		(42,726)

Net loss	(540,300)		(205,560)
Net income - noncontrolling interest in Owyhee Gold Trust	-		-
Net loss - Thunder Mountain Gold, Inc.	$(540,300)		$(205,560)

Net income (loss) per common share-basic and diluted	$(0.01)	$	Nil

Weighted average common shares outstanding-basic and diluted	73,255,579		60,855,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(540,300)	$(205,560)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	325,815	-
Noncash lease expense	(46)	(46)
Loss on sale of investment	-	42,855
Change in:
Prepaid expenses and other assets	3,939	(21,764)
Accounts payable and other accrued liabilities	(37,021)	(15,656)
Net cash used by operating activities	(247,613)	(200,171)

Cash flows from investing activities:
Proceeds from sale of investments, net	-	384,981
Net cash provided by investing activities	-	384,981

Cash flows from financing activities:
Proceeds from issuances of stock and warrants	130,000	-
Net cash provided by financing activities	130,000	-

Net increase (decrease) in cash and cash equivalents	(117,613)	184,810
Cash and cash equivalents, beginning of period	481,322	170,628
Cash and cash equivalents, end of period	$363,709	$355,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the three months ended March 31, 2025 and 2024

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non- Controlling Interest in OGT	Total

Balances at January 1, 2024	60,855,579	$60,856	$6,564,947	$(24,200)	$(7,168,608)	$169,639	$(397,366)
Net income (loss)	-	-	-	-	(205,560)	-	(205,560)

Balances at March 31, 2024	60,855,579	$60,856	$6,564,947	$(24,200)	$(7,374,168)	$169,639	$(602,926)

Balances at January 1, 2025	73,255,579	$73,256	$7,172,547	$(24,200)	$(7,799,719)	$169,639	$(408,477)
Stock based compensation	-	-	325,815	-	-	-	325,815
Net income (loss)	-	-	-	-	(540,300)	-	(540,300)

Balances at March 31, 2025	73,255,579	$73,256	$7,498,362	$(24,200)	$(8,340,019)	$169,639	$(622,962)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.    Summary of Significant Accounting Policies and Business Operations

The interim condensed consolidated financial statements of Thunder Mountain Gold, Inc. and its subsidiaries (collectively, "Thunder Mountain", "THMG", or "the Company") are unaudited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, and disclosures necessary for the fair statement of these interim statements have been included. The results reported in these interim statements may not be indicative of the results which will be reported for the year ending December 31, 2025. The condensed consolidated December 31, 2024 balance sheet data was derived from audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2024.

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

Basis of Presentation and Going Concern

The condensed consolidated financial statements accompanying this report show an accumulated deficit of $8,340,019 at March 31, 2025 which raises substantial doubt about the Company's ability to continue as a going concern.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management's estimate of amounts expected to be incurred when the remediation work is performed. The Company had accrued $81,250 at March 31, 2025 and, December 31, 2024, respectively, on its condensed consolidated balance sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

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

Recent Accounting Pronouncements

Accounting Standards Updates

In August 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. Adoption of the new guidance did not have a material impact on our consolidated financial statements and disclosures.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion to common shares, except where their inclusion would be anti-dilutive. For the quarters ended March 31, 2025 and 2024 outstanding common stock options of 4,865,000 and 3,450,000, respectively were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for the period.

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

The Company has 26 unpatented claims (533 acres) in the Trout Creek area and 34 unpatented claims in the South Mountain area.

The claim fees are paid on these unpatented claims annually as follows:

Target Area	2025
Trout Creek -State of Nevada	$5,200
Trout Creek -Lander County, Nevada	324
South Mountain-State of Idaho	4,460
Total	$9,984

3. South Mountain Project

SMMI Joint Venture - OGT, LLC

The Company's wholly owned subsidiary SMMI is the sole manager of the South Mountain Project in its entirety through a separate Mining Lease with Option to Purchase ("Lease Option") with the Company's majority-owned subsidiary OGT.  SMMI has an option to purchase the South Mountain mineral interest for a capped $5 million less net returns royalties paid through the date of exercise. The Lease Option expires in November 2026.  If SMMI exercises the option, the option payment of $5 million less advance royalties will be distributed 100% by OGT to OGT's minority member, ISGCII.  Under the Lease Option, SMMI pays an advance of $5,000 net returns royalty to OGT annually.

Under the OGT operating agreement, SMMI and ISGC II have 75% and 25% ownership, respectively, in OGT. SMMI is the sole manager and pays all expenses for exploration and development of the property.  The Company has established 75% ownership and full management of the property. OGT's financial information is included 100% in the Company's condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, and for the periods ended March 31, 2025 and 2024.

MFD Investment Holdings

On January 27, 2025, the Company announced a strategic partnership with Swiss-based MFD Investment Holdings SA ("MFD").  The letter agreement signed outlines that MFD will provide additional funding, contributing $1,000,000 in project-related expenditures as well as providing technical support for project development. This partnership adds additional financial strength in advancing South Mountain's technical and economic studies.  The letter agreement is in the form of an option, whereby THMG grants an option to MFD to earn an interest in its South Mountain Project pursuant to which MFD shall have the right, but not the obligation, to complete certain requirements in return for the acquisition of a 10% interest in the Project

4. Investment in BeMetals Corp.

On January 18, 2024, the Company sold the remaining 6,636,000 shares held in BeMetals Corp. for a total consideration of $384,981. The transaction was executed through Canaccord Genuity at a unit price of $0.0594 per share. This sale was conducted in accordance with the terms outlined in the BeMetals Option Agreement. During the three months ended March 31, 2024 the Company incurred a loss of $42,855.

5. Property and Equipment

The Company's property and equipment are as follows:

	March 31, 2025	December 31, 2024
Vehicles	$22,441	$22,441
Construction Equipment	30,407	30,407
Mining Equipment	42,696	42,696
	95,544	95,544
Accumulated Depreciation	(95,544)	(95,544)
	-	-
Land	332,509	332,509
Total Property and Equipment	$332,509	$332,509

6. Related Party Transactions

Board of Directors Compensation

The Company, in an effort to conserve financial resources, the Board of Directors had suspended its compensation during the year ended December 31, 2024.

Deferred Compensation

As of March 31, 2025, and December 31, 2024, the balances of the total deferred compensation for the officers, are as follows, Eric Jones, President and Chief Executive Officer: $469,500; Jim Collord, Vice President and Chief Operating Officer: $420,000; Larry Thackery, former Chief Financial Officer: $215,125. The total deferred compensation for these officers at March 31, 2025 and December 31, 2024 was $1,104,625.

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

On February 7, 2025, the Company issued 3,045,000 stock options to officers and directors of the Company. The fair value of the options was determined to be $325,815 using the Black Scholes model. The total compensation cost recognized for share-based payment awards to non-employees was $10,700. The Company has elected to recognize the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for a nonemployee share-based payment award shall be reversed in the period that the award is forfeited. The options are exercisable on or before February 7, 2030, and have an exercise price of $0.10.  The options were fully vested upon grant and the entire fair value was recognized as share-based compensation expense, included as part of management and administrative expenses on the statement of operations, during the quarter ended March 31, 2025.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

February 7, 2025
Stock price	$0.11
Exercise price	$0.10
Expected volatility	170.7%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	4.33%

On March 29, 2025, 1,630,000 options expired.

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2023	4,775,000	$0.09
Expired	(1,325,000)	0.09
Outstanding and exercisable at December 31, 2024	3,450,000	$0.09
Granted	3,045,000	0.10
Expired	(1,630,000)	0.10
Outstanding and exercisable at March 31, 2025	4,865,000	$0.10

The average remaining contractual term of the options outstanding and exercisable at March 31, 2025, was 3.78 years. At March 31, 2025, options outstanding and exercisable had an aggregate intrinsic value of $164,150 based on the Company's stock price of $0.13 at March 31, 2025.

9. Leases

The Company renewed its office operating lease on February 1, 2023, for 24 months. The Company entered into a two-year operating lease for its corporate office space for a total lease payment of $41,625. A lease liability and corresponding right-of-use asset of $38,701 was recognized on the lease inception date, February 1, 2023. This lease ended on January 31, 2025.  During the quarter ended March 31, 2025 the Company paid $1,771 in lease payments, with imputed interest of $46.

The Company renewed its office operating lease on February 1, 2025 for 12 months, and do not anticipate the lease will be more than 12 months. Since the remaining lease term is one year or less the Company did not recognize a right to use asset and related lease liability on the balance sheet for the lease renewal.

10. Subsequent Events

On April 15, 2025, the Company`s Board approved a private placement financing of $1,200,000 million dollars, consisting of $0.12 units.  Each unit includes a share of common stock, with a ½ common stock purchase warrant exercisable for 2 years at $0.18.  It is anticipated that this financing will close on or about May 15, 2025.  No placement fees will be paid.

On April 10, 2025, the Company entered into a services agreement with Ascent CFO Solutions, LLC to provide outsourced financial consulting services.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A. - Risk Factors in our 2024 Form 10-K/A and in Part II, Item 1.A. - Risk Factors of our 2024 Q2 and 2024 Q3 on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Thunder Mountain Gold, Inc. or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Based upon staff comments from the Securities and Exchange Commission ("SEC"), the Company has reviewed our prior property disclosures to determine whether the information concerning our mining properties has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. In response to the SEC staff comments, the Company updated its prior property disclosures concerning our mining properties on our Form 10-K/A for the period ended December 31, 2023, filed with the SEC on September 11, 2024 ("Amended 10-K") and included a Technical Report on the South Mountain Property in accordance with the requirements of subpart 1300 of Regulation S-K.  The requirements of subpart 1300 of Regulation S-K differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individual material mining properties, which are outlined in the Amended 10-K. You are cautioned that mineral resources do not have demonstrated economic value. Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources, in particular, have a great amount of uncertainty as to their existence and their economic and legal feasibility. Investors are cautioned not to assume that any part or all of the Inferred Resource exists or is economically or legally mineable. See Item 1A, Risk Factors.

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

Financial Condition

Liquidity and Capital Resources

The condensed consolidated financial statements accompanying this report show an accumulated deficit of $8,340,019 on March 31, 2025, which raises substantial doubt about the Company's ability to continue as a going concern.

As of March 31, 2025, the Company may not have sufficient liquidity to sustain normal operations for the next 12 months. While it is pursuing additional financing, including possible strategic alternatives, there can be no assurance that additional financing sources or strategic alternatives will be available.

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

  On March 31, 2025, the Company had cash and cash equivalents of $363,709.
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

At March 31, 2025, we had current assets of $395,672.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. If we do not have enough cash to complete our exploration programs, we will make every effort to raise additional funds from public offerings, sale of liquid stock or loans or to adjust our business plans accordingly.

  On April 28, 2025 the Company had a cash balance of $272,538 in our bank accounts.
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

During the three months ended March 31, 2025, the Company discloses a net cash outflow from operating activities amounting to $247,613, compared to an operating cash outflow of $200,171 in 2024. During the same period ended March 31, 2024, the net cash source from investing activities was $384,981 generated from the sale of BeMetals common stock.

In the period ended March 31, 2025, there was a net cash inflow from financing activities totaling $130,000, as a result of  a subscription agreement signed on November 5, 2024 for 2,600,000 shares of common stock and 2,600,000 common stock purchase warrants for $130,000. Funds were not received until February 7, 2025. The Company realized a net cash decrease of $117,613 for the three-months ended March 31, 2025, in contrast to a net cash increase of $184,810 for the corresponding period in 2024.

Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals.

Results of Operations:

The increase in net loss, for the period ended March 31, 2025, is primarily attributed to the increase of exploration expenditures as part of strategic partnership to advance the South Mountain Mine Project, and stock compensation for stock options issued to our officers and directors on February 7, 2025.

Total net loss for the three months ended March 31, 2025, of $540,300 increased from the comparative period in 2024 by $334,740 or 163%. Exploration expenses for the three months ended March 31, 2025, increased by $46,998 or 234% when compared to same period in 2024. The increase in exploration expenditure is due to project-related expenses in advancing the South Mountain Mine project.

During the three-month period ended March 31, 2025, legal and accounting costs decreased in comparison to 2024 by $1,909 or 4%.

Management and administrative expenses increased by $333,423 or 351% principally due to stock compensation of $325,815 for stock options issued to our officers and directors on February 7, 2025. There were no options issued during the quarter ended March 31, 2024.

Going Concern:

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2024 disclose a 'going concern' qualification to our ability to continue in business. These consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of our assets and the settlement of our liabilities in the normal course of our operations. Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and investors and have limited access to capital and credit for many companies. In addition, commodity prices and mining equities have seen significant volatility which increases the risk to precious metal investors. Market disruptions and alternative investment options, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, asset sales, corporate transactions, credit facilities or debenture issuances in order to continue as a going concern.

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

Contractual Obligations

Ascent CFO Solutions, LLC:

On April 10, 2025, the Company entered into a services agreement with Ascent CFO Solutions, LLC to provide outsourced financial consulting services.

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

The leases and net royalties' payment are summarized in the following table.

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years
Acree Lease (yearly, June)(1)	$56,500	$5,650	11,300	11,300	$ 28,250
Lowry Lease (yearly, October)(2)	$11,280	$11,280	-	-	$ -
OGT LLC(3)	$10,000	$5,000	$5,000	-	$ -
Total	$77,780	$21,930	$16,300	$11,300	$ 28,250

(1)  Effective June 2025, upon entering the 17th year of the lease term, the lease was extended an additional 10 years at $50/acre after 2024.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s Management, including the Chief Executive Officer and former Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the Chief Executive Officer and former Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Changes in Internal Controls Over Financial Reporting

During the quarter covered by this report, the Company initiated a search for a consultant for financial statement preparation, resulting in increased segregation of duties and enhanced controls. On April 10, 2025, the Company entered into a services agreement with Ascent CFO Solutions, LLC to provide outsourced financial consulting services. These services ensured that accounting personnel responsible for financial reporting possess the necessary technical expertise and capacity to consistently apply complex accounting standards. We believe these measures were adequate to remediate the identified material weakness as previously documented in the Company’s 10-K/A dated December 31, 2024.

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

Item 1A. Risk Factors.

Item 1A. - Risk Factors of our 2024 Form 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.

Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. Mineral interests are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of March 31, 2025.

Risks Related to Our Company

Our ability to operate as a going concern is in doubt.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2024, disclose a 'going concern' qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months. We will need to raise funds in the form of equity or debt financings to fund normal operations for the next 12 months.

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

We have incurred losses since inception and expect to continue to incur losses in the future. We had an accumulated deficit of approximately $8,340,019 as of March 31, 2025. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

Risk of Adverse Impacts from Tariffs and Trade Restrictions

Our operations and financial performance could be materially and adversely affected by the imposition of tariffs, trade sanctions, import/export restrictions, or other governmental trade actions. As a mining company with global supply chains and markets, we rely on the importation of specialized equipment and the export of minerals and raw materials to international customers. Changes in trade policies between key markets could result in increased costs for imported machinery, reduced demand for our products, and disruption of key commercial relationships.

Additionally, retaliatory tariffs or shifts in trade agreements may impact our competitiveness in global markets, delay capital projects due to supply chain inefficiencies, or reduce our margins through higher operating costs. There is no assurance that future governmental trade actions will not impose further barriers or costs that could adversely affect our business, financial condition, or results of operations

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

On December 16, 2024, the Company closed the non-brokered private placement, issuing 12,400,000 shares of common stock and an equal number of common stock purchase warrants, generating gross proceeds of approximately $620,000, including $20,000 in non-cash consideration for vendor services. No underwriters were utilized, and no commissions were paid in connection with the sales.

The above-described sale and issuance of common shares were not registered under the Securities Act of 1933, as amended ("Securities Act"), or the securities laws of any state, are subject to resale restrictions and may not be offered or sold in the United States absent registration under the Securities Act. The foregoing sale of securities has been determined to be exempt from registration in reliance on Section 4(a)(2) of the Securities Act and the safe harbor provided by Rule 506(b) of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, in which the investors are accredited and have acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.  The Company has also relied on the exclusion from registration provided by Rule 903 of Regulation S under the Securities Act to offer and sell shares to the foreign subscriber.

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

During the three-month period ended March 31, 2025, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.  Other Information

Clawback Policy

On March 11, 2025, the company adopted a Clawback Policy for the Recovery of Erroneously Awarded Compensation ("Clawback Policy") applicable to executive compensation in the event of misconduct on the part of executive officer, including any such misconduct that results in a restatement of its financial statements. There has been no required recovery of erroneously awarded compensation pursuant to the Clawback Policy to date.

A copy of the Company's Clawback Policy is filed as Exhibit 97.1 to this Form 10-Q.

Insider Trading

The Company adopted an Insider Trading Policy on March 15, 2025, applicable to insiders. The policy prohibits trading in the Company's securities while in possession of material nonpublic information and establishes trading windows and mandatory pre-clearance procedures for directors and executive officers.

In the last fiscal quarter of 2024, no director or officer of the Company adopted or terminated any contract, instruction, written plan, or Rule 10b5-1 trading arrangement for the purchase or sale of the Company's securities.

A copy of the Company's Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-Q, pursuant to Item 601(b)(19) of Regulation S-K.

Whistleblower Policy

Thunder Mountain Gold, Inc. is committed to maintaining the highest standards of integrity, transparency, and accountability in all of its operations. To support this commitment, the Company has adopted a Whistleblower Policy designed to encourage and enable employees, contractors, shareholders, and other stakeholders to report concerns regarding suspected violations of laws, regulations, internal policies, or ethical standards without fear of retaliation.

The policy provides a clear framework for reporting concerns confidentially and, if desired, anonymously. It also outlines the procedures for investigating reported incidents and ensuring appropriate corrective actions are taken. This mechanism plays a critical role in safeguarding the Company's reputation and fostering a culture of ethical conduct.

A copy of the Company's Whistleblower Policy is filed as Exhibit 99.1 to this Form 10-Q

Item 6.  Exhibits

(a) Documents which are filed as a part of this report:

Exhibits:

19.1*	Registrant's Insider Trading Policy, dated March 15, 2025.
31.1*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones
31.2*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones
32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones
32.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
99.1	Registrant’s Whistleblower Policy, dated March 15, 2025.
99.7*	Registrant's Clawback Policy, dated March 11, 2025.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

By   /s/ Eric T. Jones

Eric T. Jones

President and Chief Executive Officer

Date: May 13, 2025

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By   /s/ Eric T. Jones

Eric. T Jones

Principal Financial Officer

Date: May 13, 2025