Form 10-Q
period 2025-06-30
THUNDER MOUNTAIN GOLD INC
filed 2025-08-11
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒  No

Number of shares of issuer's common stock outstanding at July 22, 2025:  83,255,579

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Thunder Mountain Gold, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
June 30, 2025 and December 31, 2024

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,060,829	$481,322
Subscription receivable	60,000	130,000
Prepaid expenses and other assets	52,318	35,902
Total current assets	1,173,147	647,224

Property and equipment, net (Note 4)	332,509	332,509

Right to use asset (Note 8)	-	1,725
Total assets	$1,505,656	$981,458

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$64,943	$65,604
Accrued legal fees	131,685	136,685
Operating lease liability - (Note 8)	-	1,771
Deferred compensation (Note 5)	1,104,625	1,104,625
Total current liabilities	1,301,253	1,308,685

Accrued reclamation costs	81,250	81,250
Total liabilities	1,382,503	1,389,935

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 83,255,579 and 73,255,579 shares issued and outstanding, respectively (See Note 6)	83,256	73,256
Additional paid-in capital	9,133,592	7,172,547
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(9,239,134)	(7,799,719)
Total Thunder Mountain Gold, Inc stockholders' equity	(46,486)	(578,116)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	169,639	169,639
Total stockholders' equity	123,153	(408,477)
Total liabilities and stockholders' equity	$1,505,656	$981,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Exploration	278,889	22,285	345,962	42,360
Legal and accounting	29,442	10,016	75,252	57,735
Management and administrative	591,032	82,331	1,019,495	177,371
Total operating expenses	899,363	114,632	1,440,709	277,466

Net operating loss	(899,363)	(114,632)	(1,440,709)	(277,466)

Other income (expense):
Loss on sale of investment	-	-	-	(42,855)
Other income	248	989	1,294	1,118
Total other income (expense)	248	989	1,294	(41,737)
Net loss	(899,115)	(113,643)	(1,439,415)	(319,203)
Net loss - noncontrolling interest in Owyhee Gold Trust	-	-	-	-
Net loss - Thunder Mountain Gold, Inc.	(899,115)	(113,643)	(1,439,415)	(319,203)

Net (loss) per common share - basic and diluted	(0.01)	Nil	(0.02)	(0.01)

Weighted average common shares outstanding-basic and diluted.	78,740,927	60,855,579	76,013,406	60,855,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,439,415)	$(319,203)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	771,045	-
Noncash lease expense	(46)	(187)
Loss on sale of investment	-	42,855
Change in:
Prepaid expenses and other assets	(16,416)	(18,422)
Accounts payable and other accrued liabilities	(661)	(13,417)
Accrued legal fees	(5,000)	-
Net cash used by operating activities	(690,493)	(308,374)

Cash flows from investing activities:
Proceeds from sale of investments, net	-	384,981
Net cash provided by investing activities	-	384,981

Cash flows from financing activities:
Proceeds from issuances of stock and warrants	1,270,000	-
Net cash provided by financing activities	1,270,000	-

Net increase in cash and cash equivalents	579,507	76,607
Cash and cash equivalents, beginning of period	481,322	170,628
Cash and cash equivalents, end of period	$1,060,829	$247,235

Noncash financing and investing activities:
Common stock issued for subscription receivable (See Note 6)	$60,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the three-month and six-month periods ended June 30, 2025 and June 30, 2024

	Common| Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non- Controlling Interest in OGT	Total

Balances at April 1, 2024	60,855,579	$60,856	$6,564,947	$(24,200)	$(7,374,168)	$169,639	$(602,926)
Net loss	-	-	-	-	(113,643)	-	(113,643)

Balances at June 30, 2024	60,855,579	$60,856	$6,564,947	$(24,200)	$(7,487,811)	$169,639	$(716,569)

Balances at April 1, 2025	73,255,579	$73,256	$7,498,362	$(24,200)	$(8,340,019)	$169,639	$(622,962)
Issuance of stock and warrants	10,000,000	10,000	1,190,000	-	-	-	1,200,000
Stock based compensation	-	-	445,230	-	-	-	445,230
Net loss	-	-	-	-	(899,115)	-	(899,115)

Balances at June 30, 2025	83,255,579	$83,256	$9,133,592	$(24,200)	$(9,239,134)	$169,639	$123,153

Balances at January 1, 2024	60,855,579	$60,856	$6,564,947	$(24,200)	$(7,168,608)	$169,639	$(397,366)
Net loss	-	-	-	-	(319,203)	-	(319,203)

Balances at June 30, 2024	60,855,579	$60,856	$6,564,947	$(24,200)	$(7,487,811)	$169,639	$(716,569)

Balances at January 1, 2025	73,255,579	$73,256	$7,172,547	$(24,200)	$(7,799,719)	$169,639	$(408,477)
Issuance of stock and warrants	10,000,000	10,000	1,190,000	-	-	-	1,200,000
Stock based compensation	-	-	771,045	-	-	-	771,045

Net loss	-	-	-	-	(1,439,415)	-	(1,439,415)

Balances at June 30, 2025	83,255,579	$83,256	$9,133,592	$(24,200)	$(9,239,134)	$169,639	$123,153

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

Basis of Presentation and Going Concern

The condensed consolidated financial statements accompanying this report show an accumulated deficit of $9,239,134 at June 30, 2025 which raises substantial doubt about the Company's ability to continue as a going concern.

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management's estimate of amounts expected to be incurred when the remediation work is performed. The Company had accrued $81,250 at June 30, 2025 and December 31, 2024, respectively, on its condensed consolidated balance sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the applicable reporting period. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion to common shares, except where their inclusion would be anti-dilutive. For the quarters ended June 30, 2025 and 2024 outstanding common stock options of 7,160,000 and 3,450,000, respectively were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for the period.

2.    Mineral Interest Commitments

The Company holds three leases pertaining to land parcels adjacent to its South Mountain patented and unpatented mining claims. The details of these leases are as follows:

Acree Lease:

On June 20, 2008, the Company entered into a lease agreement with a private party for a six-year term, covering 113 acres at a lease rate of $20 per acre. The lease agreement includes an option to extend for an additional ten years at a revised rate of $30 per acre. Beginning on the 17th anniversary of the lease, the rate increases to $50 per acre, payable in the form of an advanced royalty, through the 30th anniversary. Thereafter, the lease rate will further increase to $75 per acre.

Effective June 2025, upon entering the 17th year of the lease term, the annual lease payment increased to $5,650, reflecting the rate adjustment to $50 per acre for the 113-acre property.

Lowry Lease:

On October 24, 2008, the Company executed a lease agreement with private parties for a duration of 6 years, encompassing 376 acres at a rate of $20 per acre. Similar to the Acree Lease, the Lowry Lease incorporates an option to extend for an additional 10 years at a revised rate of $30 per acre. Following the passing of the original lessors, the lease was inherited by their son. The lease expires on October 24, 2025. The Company's management is in contact with the lessor with the goal of completing a lease extension.

Looten Lease:

On June 2, 2025, the Company executed a lease agreement with a private party for an initial term of 7 years, encompassing 18 acres at a rate of $30 per acre. Similar to the Acree Lease, the Looten Lease incorporates an option to extend for an additional 10 years at a revised rate of $40 per acre.

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

Under the OGT operating agreement, SMMI and ISGC II have 75% and 25% ownership, respectively, in OGT. SMMI is the sole manager and pays all expenses for exploration and development of the property.  The Company has established 75% ownership and full management of the property. OGT's financial information is included 100% in the Company's condensed consolidated financial statements as of June 30, 2025 and December 31, 2024, and for the periods ended June 30, 2025 and 2024.

MFD Investment Holdings

On January 27, 2025, the Company announced a strategic partnership with Swiss-based MFD Investment Holdings SA ("MFD").  The letter agreement signed outlines that MFD will provide additional funding, contributing $1,000,000 in project-related expenditures as well as providing technical support for project development. This partnership adds additional financial strength in advancing South Mountain's technical and economic studies.  The letter agreement is in the form of an option, whereby THMG grants an option to MFD to earn an interest in its South Mountain Project pursuant to which MFD shall have the right, but not the obligation, to complete certain requirements in return for the acquisition of a 10% interest in the Project.

4.     Property and Equipment

The Company's property and equipment are as follows:

	June 30, 2025	December 31, 2024
Vehicles	$22,441	$22,441
Construction Equipment	30,407	30,407
Mining Equipment	42,696	42,696
	95,544	95,544
Accumulated Depreciation	(95,544)	(95,544)
	-	-
Land	332,509	332,509
Total Property and Equipment	$332,509	$332,509

5.    Related Party Transactions

Board of Directors Compensation

The Company paid its Board a total of $10,500 during the second quarter of 2025.

Deferred Compensation

As of June 30, 2025, and December 31, 2024, the balances of the total deferred compensation for the officers, are as follows, Eric Jones, President and Chief Executive Officer: $469,500; Jim Collord, Vice President and Chief Operating Officer: $420,000; Larry Thackery, former Chief Financial Officer: $215,125. The total deferred compensation for these officers at June 30, 2025 and December 31, 2024 was $1,104,625.

6.    Stockholders' Equity

The Company's common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.  The Company also has 17,400,000 warrants outstanding as of June 30, 2025, with a weighted average exercise price of $0.12 and a weighted average life of 2.23 years.

On April 15, 2025, the Company`s Board approved a private placement financing of 10,000,000 units at a price of $0.12 per unit for total proceeds to the company of $1,200,000.  Each unit includes one share of common stock and a warrant to purchase one-half share of common stock, exercisable for 2 years from the close of the offering at an exercise price of $0.18. On May 25, 2025, the Company closed the private placement of 9,500,000 of units for aggregate proceeds of $1,140,000. The Company received a subscription agreement for the remaining 500,000 units but the funds remained outstanding as of June 30, 2025. As a result, a subscription receivable of $60,000 was accrued for the period. The remainder of the transaction is expected to close in August 2025.  No placement agent fees were paid in the offering.

7. Stock Options

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

On June 18, 2025, the Company granted 2,295,000 stock options to certain officers and directors. The options are exercisable at $0.20 per share and expire on June 18, 2030. The options were fully vested upon grant. The fair value of the options was determined to be $445,230 using the Black-Scholes valuation model. As the options were fully vested at issuance, the entire fair value was recognized as share-based compensation expense during the quarter ended June 30, 2025. This expense was included in management and administrative expenses on the Company's Statement of Operations. The Company recognized $39,000 in compensation expense for share-based payment awards issued to non-employees as part of the total compensation expense recognized during the same period.

On February 7, 2025, the Company issued 3,045,000 stock options to officers and directors of the Company. The options are exercisable on or before February 7, 2030, and have an exercise price of $0.10. The fair value of the options was determined to be $325,815 using the Black Scholes model. The options were fully vested upon grant and the entire fair value was recognized as share-based compensation expense, included as part of management and administrative expenses on the statement of operations, for the six months ended June 30, 2025. The Company recognized $10,700 in compensation expense for share-based payment awards issued to non-employees as part of the total compensation expense recognized during the same period

The Company has elected to account for forfeitures of share-based payment awards as they occur. Accordingly, any previously recognized compensation expense related to nonemployee share-based payment awards that are subsequently forfeited will be reversed in the period in which the forfeiture occurs.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

	June 18, 2025	February 7, 2025
Stock price	$0.20	$0.11
Exercise price	$0.20	$0.10
Expected volatility	167.2%	170.7%
Expected dividends	-	-
Expected terms (in years)	5.0	5.0
Risk-free rate	3.98%	4.33%

On March 29, 2025, 1,630,000 options expired.

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2023	4,775,000	$0.09
Expired	(1,325,000)	0.09
Outstanding and exercisable at December 31, 2024	3,450,000	$0.09
Granted	5,340,000	0.14
Expired	(1,630,000)	0.10
Outstanding and exercisable at June 30, 2025	7,160,000	$0.13

The average remaining contractual term of the options outstanding and exercisable at June 30, 2025, was 4.0 years. At June 30, 2025, options outstanding and exercisable had an aggregate intrinsic value of $884,180 based on the Company's stock price of $0.253 at June 30, 2025.

8.     Leases

The Company renewed its office operating lease on February 1, 2023, for 24 months. The Company entered into a two-year operating lease for its corporate office space for a total lease payment of $41,625. A lease liability and corresponding right-of-use asset of $38,701 was recognized on the lease inception date, February 1, 2023. This lease ended on January 31, 2025.  During the period ended June 30, 2025 the Company paid $1,771 in lease payments, with imputed interest of $46.

The Company renewed its office operating lease on February 1, 2025 for 12 months, and does not anticipate the lease will be more than 12 months. Since the remaining lease term is one year or less the Company did not recognize a right to use asset and related lease liability on the balance sheet for the lease renewal.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A. - Risk Factors in our 2024 Form 10-K/A and in Part II, Item 1.A. - Risk Factors of our 2025 Q1 and 2025 Q2 on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Thunder Mountain Gold, Inc. or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Employees

The Company employs one full-time officer and two part-time.  It is anticipated that the employees will continue their work with the Company.

Financial Condition

Liquidity and Capital Resources

The condensed consolidated financial statements accompanying this report show an accumulated deficit of $9,239,134 on June 30, 2025, which raises substantial doubt about the Company's ability to continue as a going concern.

As of June 30, 2025, the Company may not have sufficient liquidity to sustain normal operations for the next 12 months. While it is pursuing additional financing, including possible strategic alternatives, there can be no assurance that additional financing sources or strategic alternatives will be available.

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

On April 15, 2025, the Company`s Board approved a private placement financing of 10,000,000 units at a price of $0.12 per unit for total proceeds to the company of $1,200,000.  Each unit includes one share of common stock and a warrant to purchase one-half share of common stock, exercisable for 2 years from the close of the offering at an exercise price of $0.18 per share. On May 25, 2025, the Company closed the private placement of 9,500,000 units for aggregate proceeds of $1,140,000.  The company received a subscription agreement for the remaining 500,000 units, but the funds remained outstanding as of June 30, 2025.  As a result, a subscription receivable of $60,000 was accrued for the period.  The remainder of the transaction is expected to close in August 2025.  No placement agent fees were paid during the offering.

Our plans for the long-term viability include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties.  There can be no assurance that such activities will be successful.

At June 30, 2025, we had current assets of $1,173,147.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. Our short-term liquidity needs and capital requirements consist primarily of exploration expenses, lease payments and salaries and administrative expenses; our longer-term liquidity needs include construction and equipment costs if we are able to successfully progress our project to operations. If we do not have enough cash to complete our exploration programs, we intend to seek to raise additional funds from public offerings, sale of liquid stock or loans or to adjust our business plans accordingly.

  On July 12, 2025 the Company had a cash balance of $1,055,486 in our bank accounts, which does not include consideration for option payments mentioned below.
  Management's goal is to manage expenses to not exceed the on-hand cash resources of the Company.
  The Company will also consider other sources of funding, including potential mergers or lease option to purchase, the sale of all or part of the Company`s assets, and/or additional farm-out of its other exploration property.

During the six months ended June 30, 2025, the Company discloses a net cash outflow from operating activities amounting to $690,493, compared to an operating cash outflow of $308,374 for the six months ended June 30, 2024. During the same period ended June 30, 2024, the net cash source from investing activities was $384,981 generated from the sale of BeMetals Corp. common stock.

In the six months ended June 30, 2025, net cash inflow from financing activities totaled $1,270,000. This included proceeds of $130,000 received on February 7, 2025, from a subscription agreement signed on November 5, 2024 for 2,600,000 shares of common stock and 2,600,000 common stock purchase warrants.  Additional cash proceeds totaling $1,140,000 were received after the completion of a private placement financing, which included the issuance of 9,500,000 units, with each unit consisting of one share of common stock and warrants to purchase one-half share of common stock, exercisable for 2 years from the close of the offering at an exercise price of $0.18 per share. A subscription agreement for the purchase of an additional 500,000 units in the offering was entered into prior to June 30, 2025. The remainder of the transaction is expected to close in August 2025.

The Company realized a net cash increase of $579,507 for the six-months ended June 30, 2025 compared to a net cash increase of $76,607 for the corresponding period in 2024.

Results of Operations:

For the three months ended June 30, 2025, the Company incurred a net loss of $899,115, compared to net loss of $113,643 for the comparable period in 2024. For the six months ended June 30, 2025, the Company reported a net loss of $1,439,415, compared to a net loss of $319,203 for the same period in 2024. The change is primarily attributable to elevated exploration expenditures related to the advancement of the South Mountain Mine Project and stock-based compensation expenses incurred for options granted to officers and directors on June 18, 2025.

Three-month period comparisons

Operating expenses for the three-months ended June 30, 2025 totaled $899,363, an increase of $784,731, or 685%, compared to the prior year period. This variance was primarily attributable to elevated exploration activities and increased management and administrative expenses.

Exploration expenditures amounted to $278,889, representing a year-over-year increase of $256,604 or 1,151%. The rise was driven by strategic exploration initiatives undertaken to advance the Company's mineral interests.

During the quarter ended June 30, 2025, legal and accounting fees increased by $19,426 to a total of $29,442. The increase primarily reflects professional service fees incurred in connection with the Company's $1,200,000 private placement transaction. Management and administrative expenses increased by $508,701, or 618%, compared to the prior period. The increase was principally driven by non-cash stock-based compensation totaling $445,230, recognized in connection with stock option grants awarded to the Company's executive officers and directors.

Six-month period comparisons

For the six-month period ended June 30, 2025, operating expenses totaled $1,440,709, reflecting an increase of $1,163,243, or 419%, compared to the corresponding period in 2024. This variance was primarily attributable to elevated exploration activities and increased management and administrative expenses.

Exploration expenditures amounted to $345,962, representing a year-over-year increase of $303,602, or 717%. The rise was driven by strategic exploration initiatives undertaken to advance the Company's mineral interests.

Legal and accounting expenses increased by $17,517, or 30%, to $75,252. The increase was associated with professional services supporting the $1,200,000 private placement of common stock and warrants completed during the reporting period. A portion of the placement proceeds was allocated to pre-drilling fieldwork and technical evaluations.

Management and administrative costs rose by $842,124, or 475%, compared to the prior-year period. This increase was largely due to non-cash stock-based compensation expenses related to option grants issued to executive officers and members of the Board of Directors.

Going Concern:

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2024 disclose a 'going concern' qualification to our ability to continue in business. These condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of our assets and the settlement of our liabilities in the normal course of our operations. Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and investors and have limited access to capital and credit for many companies. In addition, commodity prices and mining equities have seen significant volatility which increases the risk to precious metal investors. Market disruptions and alternative investment options, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, asset sales, corporate transactions, credit facilities or debenture issuances in order to continue as a going concern.

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

The Company holds three leases pertaining to land parcels adjacent to its South Mountain patented and unpatented mining claims. The details of these leases are as follows:

Acree Lease:

On June 20, 2008, the Company entered into a lease agreement with a private party for a six-year term, covering 113 acres at a lease rate of $20 per acre. The lease agreement includes an option to extend for an additional ten years at a revised rate of $30 per acre. Beginning on the 17th anniversary of the lease, the rate increases to $50 per acre, payable in the form of an advanced royalty, through the 30th anniversary. Thereafter, the lease rate will further increase to $75 per acre.

Effective June 2025, upon entering the 17th year of the lease term, the annual lease payment increased to $5,650, reflecting the rate adjustment to $50 per acre for the 113-acre property.

Lowry Lease:

On October 24, 2008, the Company executed a lease agreement with private parties for a duration of 6 years, encompassing 376 acres at a rate of $20 per acre. Similar to the Acree Lease, the Lowry Lease incorporates an option to extend for an additional 10 years at a revised rate of $30 per acre. Following the passing of the original lessors, the lease was inherited by their son. The lease will expire on October 24, 2025. The Company's management is in contact with Michael Lowry negotiating an lease extension.

Looten Lease:

On June 2, 2025, the Company executed a lease agreement with a private party for an initial term of 7 years, encompassing 18 acres at a rate of $30 per acre. Similar to the Acree Lease, the Looten Lease incorporates an option to extend for an additional 10 years at a revised rate of $40 per acre.

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

The leases and net royalties' payment are summarized in the following table.

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years
Acree Lease (yearly, June)(1)	$56,500	$5,650	$11,300	$11,300	$ 28,250
Lowry Lease (yearly, October)(2)	$11,280	$11,280	-	-	$ -
Kevin and Jo Looten Trust	$3,780	$ 540	$ 1,080	$ 1,080	$ 1,080
OGT LLC(3)	$10,000	$5,000	$5,000	-	$ -
Total	$81,560	$22,470	$17,380	$17,380	$ 29,330

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

Changes in Internal Controls Over Financial Reporting

On April 10, 2025, the Company entered into a services agreement with Ascent CFO Solutions, LLC to provide outsourced financial consulting services. This engagement was intended to ensure that accounting personnel responsible for financial reporting possess the necessary technical expertise and capacity to consistently apply complex accounting standards. We believe these measures were adequate to remediate the identified material weakness as previously documented in the Company's 10-K/A dated December 31, 2024.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not aware of any material pending litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect, individually or in the aggregate, upon us or our operations, taken as a whole. No director, officer or affiliate of Thunder Mountain and no owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to Thunder Mountain or has a material interest adverse to Thunder Mountain in reference to any currently pending material litigation.

Item 1A. Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, Item 1A. - Risk Factors of our 2024 Form 10-K/A and our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results.

Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. Mineral interests are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of June 30, 2025.

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

We have incurred losses since inception and expect to continue to incur losses in the future. We had an accumulated deficit of approximately $9,239,134 as of June 30, 2025. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

On June 18, 2025, the Company`s Board of Directors issued 2,295,000 stock options to officers and directors of the Company. The options are exercisable on or before June 18, 2030, and have an exercise price of $0.20.  The options were fully vested upon grant.

The above-described sale and issuance of common shares was not registered under the Securities Act of 1933, as amended ("Securities Act"), or the securities laws of any state, are subject to resale restrictions and may not be offered or sold in the United States absent registration under the Securities Act or an exemption therefrom. The foregoing sale of securities has been determined to be exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

During the six-month period ended June 30, 2025, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Insider Trading Plans

The Company adopted an Insider Trading Policy on March 15, 2025, applicable to insiders. The policy prohibits trading in the Company's securities while in possession of material nonpublic information and establishes trading windows and mandatory pre-clearance procedures for directors and executive officers.

In the last fiscal quarter of 2024, no director or officer of the Company adopted , modified or terminated any contract, instruction, written plan, or a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term id defined in Item 408(a) of Regulation S-K,  for the purchase or sale of the Company's securities.

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

A copy of the Company's Whistleblower Policy is filed as Exhibit 99.1 to this Form 10-Q

Item 6.  Exhibits

(a) Documents which are filed as a part of this report:

Exhibits:

19.1*	Registrant's Insider Trading Policy, dated March 15, 2025.
31.1*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones
31.2*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones
32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones
32.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
99.1*	Registrant's Whistleblower Policy, dated March 15, 2025.
99.7*	Registrant's Clawback Policy, dated March 11, 2025.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

By   /s/ Eric T. Jones

Eric T. Jones

President and Chief Executive Officer

Date: August 11, 2025

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By   /s/ Eric T. Jones

Eric. T Jones

Principal Financial Officer

Date: August 11, 2025