Form 10-Q
period 2025-09-30
THUNDER MOUNTAIN GOLD INC
filed 2025-11-10
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

☐  Yes  ☒  No

Number of shares of issuer's common stock outstanding at October 21, 2025: 93,255,579

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Thunder Mountain Gold, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

September 30, 2025 and December 31, 2024

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,665,987	$481,322
Subscription receivable	-	130,000
Prepaid expenses and other assets	40,575	35,902
Total current assets	1,706,562	647,224

Property and equipment, net (Note 4)	332,509	332,509

Right to use asset (Note 8)	-	1,725
Total assets	$2,039,071	$981,458

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$79,109	$65,604
Accrued legal fees	131,685	136,685
Operating lease liability (Note 8)	-	1,771
Deferred compensation (Note 5)	1,104,625	1,104,625
Total current liabilities	1,315,419	1,308,685

Accrued reclamation costs	81,250	81,250
Total liabilities	1,396,669	1,389,935

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 83,255,579 and 73,255,579 shares issued and outstanding, respectively (See Note 6)	83,256	73,256
Additional paid-in capital	9,133,592	7,172,547
Shares to be issued (Note 9)	1,000,000	-
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(9,719,885)	(7,799,719)
Total Thunder Mountain Gold, Inc stockholders' equity	472,763	(578,116)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	169,639	169,639
Total stockholders' equity	642,402	(408,477)
Total liabilities and stockholders' equity	$2,039,071	$981,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025		2024	2025	2024
Operating expenses:
Exploration	$290,661		$40,164	$636,623	$82,524
Legal and accounting	83,467		13,861	158,719	71,596
Management and administrative	108,082		61,201	1,127,577	238,572
Total operating expenses	482,210		115,226	1,922,919	392,692

Net operating loss	(482,210)		(115,226)	(1,922,919)	(392,692)

Other income (expense):
Loss on sale of investment	-		-	-	(42,855)
Other income	1,459		595	2,753	1,713
Total other income (expense)	1,459		595	2,753	(41,142)
Net loss	(480,751)		(114,631)	(1,920,166)	(433,834)
Net loss - noncontrolling interest in Owyhee Gold Trust	-		-	-	-
Net loss - Thunder Mountain Gold, Inc.	$(480,751)		$(114,631)	$(1,920,166)	$(433,834)

Net loss per common share - basic and diluted	$(0.01)	$	Nil	$(0.02)	$(0.01)

Weighted average common shares outstanding-basic and diluted.	83,255,579		60,855,579	78,453,992	60,855,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,920,166)	$(433,834)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	771,045	-
Noncash lease expense	(46)	(328)
Loss on sale of investment	-	42,855
Change in:
Prepaid expenses and other assets	(4,673)	(20,921)
Accounts payable and other accrued liabilities	13,505	(1,870)
Accrued legal fees	(5,000)	-
Net cash used by operating activities	(1,145,335)	(414,098)

Cash flows from investing activities:
Proceeds from sale of investments, net	-	384,981
Net cash provided by investing activities	-	384,981

Cash flows from financing activities:
Proceeds from issuances of stock and warrants	1,200,000	-
Proceeds from shares to be issued	1,000,000	-
Proceeds received on subscription receivable	130,000	-
Net cash provided by financing activities	2,330,000	-

Net increase (decrease) in cash and cash equivalents	1,184,665	(29,117)
Cash and cash equivalents, beginning of period	481,322	170,628
Cash and cash equivalents, end of period	$1,665,987	$141,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the three-month and nine-month periods ended September 30, 2025 and September 30, 2024

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Non- Controlling Interest in OGT	Total

Balances at July 1, 2024	60,855,579	$60,856	$6,564,947	$0	$(24,200)	$(7,487,811)	$169,639	$(716,569)
Net loss	-	-	-	-	-	(114,631)	-	(114,631)

Balances at September 30, 2024	60,855,579	$60,856	$6,564,947	$0	$(24,200)	$(7,602,442)	$169,639	$(831,200)

Balances at July 1, 2025	83,255,579	$83,256	$9,133,592	$0	$(24,200)	$(9,239,134)	$169,639	$123,153
Shares to be Issued	-	-	-	1,000,000	-	-	-	1,000,000
Net loss	-	-	-		-	(480,751)	-	(480,751)

Balances at September 30, 2025	83,255,579	$83,256	$9,133,592	$1,000,000	$(24,200)	$(9,719,885)	$169,639	$642,402

Balances at January 1, 2024	60,855,579	$60,856	$6,564,947	$0	$(24,200)	$(7,168,608)	$169,639	$(397,366)
Net loss	-	-	-	-	-	(433,834)	-	(433,834)

Balances at September 30, 2024	60,855,579	$60,856	$6,564,947	$0	$(24,200)	$(7,602,442)	$169,639	$(831,200)

Balances at January 1, 2025	73,255,579	$73,256	$7,172,547	$0	$(24,200)	$(7,799,719)	$169,639	$(408,477)
Issuance of stock and warrants	10,000,000	10,000	1,190,000	-	-	-	-	1,200,000
Shares to be issued				1,000,000				1,000,000
Stock based compensation	-	-	771,045	-	-	-	-	771,045
Net loss	-	-	-	-	-	(1,920,166)	-	(1,920,166)

Balances at September 30, 2025	83,255,579	$83,256	$9,133,592	$1,000,000	$(24,200)	$(9,719,885)	$169,639	$642,402

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has historically incurred losses, however, the Company has cash reserves sufficient to cover normal operating expenses for the following 12 months. If necessary, the Company continues to have the ability to raise additional capital in order to fund its future exploration and working capital requirements.

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

Cash and Cash Equivalents

For the purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be a cash equivalent. At certain times, cash amounts may exceed federal deposit insurance limits.

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management's estimate of amounts expected to be incurred when the remediation work is performed. The Company had accrued $81,250 at September 30, 2025 and December 31, 2024, respectively, on its condensed consolidated balance sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the applicable reporting period. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion to common shares, except where their inclusion would be anti-dilutive. For the quarters ended September 30, 2025 and 2024 outstanding common stock options of 7,160,000 and 3,450,000, respectively were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for the period.

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

Effective June 2025, upon entering the 17th year of the lease term, the lease was extended an additional 10 years.  The annual lease payment increased to $5,650, reflecting the rate adjustment to $50 per acre for the 113-acre property.

Lowry Lease:

On October 24, 2008, the Company executed a lease agreement with William and Nita Lowry for a duration of 6 years, encompassing 376 acres at a rate of $20 per acre. Similar to the Acree Lease, the Lowry Lease incorporates an option to extend for an additional 10 years at a revised rate of $30 per acre. Following the passing of the original lessors, the lease was inherited by Michael Lowry, their son. The lease expires on October 24, 2025. The Company's management is in contact with Michael Lowry with the goal of completing a lease extension.

Looten Lease:

On June 2, 2025, the Company executed a lease agreement with Kevin and Jo Looten for an initial term of 7 years, encompassing 18 acres at a rate of $30 per acre. Similar to the Acree Lease, the Looten Lease incorporates an option to extend for an additional 10 years at a revised rate of $40 per acre.

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

The Company incurred an increase in claims fees in the South Mountain area as compared to the prior quarter as a result of adding approximately over 200 BLM lode claims to their land position.

  The claim fees are paid on these unpatented claims annually as follows:

Target Area	2025
Trout Creek -State of Nevada	$5,200
Trout Creek -Lander County, Nevada	324
South Mountain-BLM	109,928
Total	$115,452

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

Under the OGT operating agreement, SMMI and ISGC II have 75% and 25% ownership, respectively, in OGT. SMMI is the sole manager and pays all expenses for exploration and development of the property.  The Company has established 75% ownership and full management of the property. OGT's financial information is included 100% in the Company's condensed consolidated financial statements as of September 30, 2025 and December 31, 2024, and for the periods ended September 30, 2025 and 2024.

MFD Investment Holdings

On January 27, 2025, the Company announced a strategic partnership with Swiss-based MFD Investment Holdings SA ("MFD").  The letter agreement signed outlines that MFD will provide additional funding, contributing $1,000,000 in project-related expenditures as well as providing technical support for project development. This partnership adds additional financial strength in advancing South Mountain's technical and economic studies.  The letter agreement is in the form of an option, whereby THMG grants an option to MFD to earn an interest in its South Mountain Project pursuant to which MFD shall have the right, but not the obligation, to complete certain requirements in return for the acquisition of a 10% interest in the Project.  As of September 30, 2025, THMG has received $154,498 from MFD for project-related reimbursements, recorded as a reduction to exploration expenses.

4. Property and Equipment

The Company's property and equipment are as follows:

	September 30, 2025	December 31, 2024
Vehicles	$22,441	$22,441
Construction Equipment	30,407	30,407
Mining Equipment	42,696	42,696
	95,544	95,544
Accumulated Depreciation	(95,544)	(95,544)
	-	-
Land	332,509	332,509
Total Property and Equipment	$332,509	$332,509

5. Related Party Transactions

Board of Directors Compensation

The Company paid its Board a total of $10,500 during the nine months ended September 30, 2025.

Deferred Compensation

As of September 30, 2025, and December 31, 2024, the balances of the total deferred compensation for the officers, are as follows, Eric Jones, President and Chief Executive Officer: $469,500; Jim Collord, Vice President and Chief Operating Officer: $420,000; Larry Thackery, former Chief Financial Officer: $215,125. The total deferred compensation for these officers at September 30, 2025 and December 31, 2024 was $1,104,625.

6. Stockholders' Equity

The Company's common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.0001.  The Company also has 17,400,000 warrants outstanding as of September 30, 2025, with a weighted average exercise price of $0.12 and a weighted average life of 1.97 years.

On April 15, 2025, the Company`s Board approved a private placement financing of 10,000,000 units at a price of $0.12 per unit for total proceeds to the company of $1,200,000.  Each unit includes one share of common stock and a warrant to purchase one-half share of common stock, exercisable for 2 years from the close of the offering at an exercise price of $0.18. On May 25, 2025, the Company closed the private placement of 10,000,000 units for aggregate proceeds of $1,200,000. No placement agent fees were paid during the offering.

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

On June 18, 2025, the Company granted 2,295,000 stock options to certain officers and directors. The options are exercisable at $0.20 per share and expire on June 18, 2030. The options were fully vested upon grant. The fair value of the options was determined to be $445,230 using the Black-Scholes valuation model. As the options were fully vested at issuance, the entire fair value was recognized as share-based compensation expense during the nine months ended September 30, 2025. This expense was included in management and administrative expenses on the Company's Statement of Operations. The Company recognized $39,000 in compensation expense for share-based payment awards issued to non-employees as part of the total compensation expense recognized during the same period.

On February 7, 2025, the Company issued 3,045,000 stock options to officers and directors of the Company. The options are exercisable on or before February 7, 2030, and have an exercise price of $0.10. The fair value of the options was determined to be $325,815 using the Black Scholes model. The options were fully vested upon grant and the entire fair value was recognized as share-based compensation expense, included as part of management and administrative expenses on the Statement of Operations, for the nine months ended September 30, 2025. The Company recognized $10,700 in compensation expense for share-based payment awards issued to non-employees as part of the total compensation expense recognized during the same period.

The Company has elected to account for forfeitures of share-based payment awards as they occur. Accordingly, any previously recognized compensation expense related to non-employee share-based payment awards that are subsequently forfeited will be reversed in the period in which the forfeiture occurs.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

	June 18, 2025	February 7, 2025
Stock price	$0.20	$0.11
Exercise price	$0.20	$0.10
Expected volatility	167.2%	170.7%
Expected dividends	-	-
Expected terms (in years)	5.0	5.0
Risk-free rate	3.98%	4.33%

On March 29, 2025, 1,630,000 options expired.

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2023	4,775,000	$0.09
Expired	(1,325,000)	0.09
Outstanding and exercisable at December 31, 2024	3,450,000	$0.09
Granted	5,340,000	0.14
Expired	(1,630,000)	0.10
Outstanding and exercisable at September 30, 2025	7,160,000	$0.13

The average remaining contractual term of the options outstanding and exercisable at September 30, 2025, was 3.75 years. At September 30, 2025, options outstanding and exercisable had an aggregate intrinsic value of $1,650,300 based on the Company's stock price of $0.36 at September 30, 2025.

8. Leases

The Company renewed its office operating lease on February 1, 2023, for 24 months. The Company entered into a two-year operating lease for its corporate office space for a total lease payment of $41,625. A lease liability and corresponding right-of-use asset of $38,701 was recognized on the lease inception date, February 1, 2023. This lease ended on January 31, 2025.  During the nine months ended September 30, 2025 the Company paid $1,771 in lease payments, with imputed interest of $46.

The Company renewed its office operating lease on February 1, 2025 for 12 months, and does not anticipate the lease will be more than 12 months. Since the remaining lease term is one year or less the Company did not recognize a right of use asset and related lease liability on the balance sheet for the lease renewal.

9. Subsequent Events

On October 1, 2025, the Company`s Board approved a private placement financing of 10,000,000 units at a price of $0.25 per unit for total proceeds to the Company of $2,500,000.  Each unit includes one share of common stock and one-half warrant to purchase one share of common stock, exercisable for 2 years from the close of the offering at an exercise price of $0.40.  On September 26, 2025, the Company received a subscription agreement for 4,000,000 units and one-half warrants, recorded as shares to be issued for $1,000,000 during the period.

On October 1, 2025, the Company's Board approved the recission of the stock options granted on June 18, 2025 to all directors, except for management, reducing the options from 2,295,000 to 450,000.

On October 24, 2025, pursuant to the Board’s approval on October 1, 2025, the Company completed a non-brokered private placement financing of 10,000,000 units at a price of $0.25 per unit for total proceeds to the Company of $2,500,000.  Each unit includes one share of common stock and one-half warrant to purchase one share of common stock, exercisable for 2 years from the close of the offering at an exercise price of $0.40.

On October 28, 2025, the Company executed a purchase and sale agreement with Ronald Acree related to the Acree Lease to purchase 113 acres for a purchase price of $250,000.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A. - Risk Factors in our 2024 Form 10-K/A and in Part II, Item 1.A. - Risk Factors of our 2025 Q1, 2025 Q2 and 2025 Q3 on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Thunder Mountain Gold, Inc. or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company owns 100% of the outstanding stock of Thunder Mountain Resources, Inc., a Nevada Corporation. Thunder Mountain Resources, Inc. owns 100% of the outstanding stock of South Mountain Mines, Inc. (SMMI), an Idaho Corporation. Thunder Mountain Resources, Inc. completed the direct purchase of 100% ownership of South Mountain Mines, Inc. on September 27, 2007, which consisted of 17 patented mining claims (approximately 327 acres) located in Owyhee County in southwestern Idaho. After the purchase, The Company continues to expand the land position by staking lode mining claims and obtaining mineral leases on adjoining private land.

The Company's plan of operation for the next twelve months, subject to business conditions, will be to continue to advance the South Mountain Project, including continued baseline environmental and engineering work necessary to complete a Preliminary Economic Analysis or Initial Analysis. The Company will continue to advance the South Mountain Project and acquire additional properties through partnerships, joint ventures, option agreements, and strategic relationships.

Financial Condition

Liquidity and Capital Resources

The condensed consolidated financial statements for the nine-months ended September 30, 2025, have been prepared under the assumption that we will continue as a going concern. Such an assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements for the nine-month period ended September 30, 2025, we have cash reserves sufficient to cover normal operating expenditures for the following 12 months.

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

On April 15, 2025, the Company`s Board approved a private placement financing of 10,000,000 units at a price of $0.12 per unit for total proceeds to the company of $1,200,000.  Each unit includes one share of common stock and a warrant to purchase one-half share of common stock, exercisable for 2 years from the close of the offering at an exercise price of $0.18 per share. On May 25, 2025, the Company closed the private placement of 10,000,000 units for aggregate proceeds of $1,200,000.  No placement agent fees were paid during the offering.

On October 1, 2025, the Company`s Board approved a private placement financing of 10,000,000 units at a price of $0.25 per unit for total proceeds to the Company of $2,500,000.  Each unit includes one share of common stock and one-half warrant to purchase one share of common stock, exercisable for 2 years from the close of the offering at an exercise price of $0.40. On October 24, 2025, the Company completed a non-brokered private placement financing pursuant to the Board's approval on October 1, 2025.

Our plans for the long-term viability include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties.  There can be no assurance that such activities will be successful.

At September 30, 2025, we had current assets of $1,706,562.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. Our short-term liquidity needs and capital requirements consist primarily of exploration expenses, lease payments and salaries and administrative expenses; our longer-term liquidity needs include construction and equipment costs if we are able to successfully progress our project to operations. If we do not have enough cash to complete our exploration programs, we intend to seek to raise additional funds from public offerings, sale of liquid stock or loans or to adjust our business plans accordingly.

  On October 7, 2025 the Company had a cash balance of $2,223,709 in our bank accounts, which does not include consideration for option payments mentioned below.
  Management's goal is to manage expenses to not exceed the on-hand cash resources of the Company.
  The Company will also consider other sources of funding, including potential mergers or lease option to purchase, the sale of all or part of the Company`s assets, and/or additional farm-out of its other exploration property.

During the nine months ended September 30, 2025, the Company discloses a net cash outflow from operating activities amounting to $1,145,335, compared to an operating cash outflow of $414,098 for the nine months ended September 30, 2024. During the same period ended September 30, 2024, the net cash source from investing activities was $384,981 generated from the sale of BeMetals Corp. common stock.

During the nine months ended September 30, 2025, net cash inflow from financing activities totaled $2,330,000. This included proceeds of $130,000 received on February 7, 2025, from a subscription agreement signed on November 5, 2024 for 2,600,000 shares of common stock and 2,600,000 common stock purchase warrants.  Cash proceeds totaling $1,200,000 were received after the completion of a private placement financing, which included the issuance of 10,000,000 units, with each unit consisting of one share of common stock and warrants to purchase one-half share of common stock, exercisable for 2 years from the close of the offering at an exercise price of $0.18 per share. Additional cash proceeds totaling $1,000,000 were received in advance of approval of a private placement financing of $2,500,000 approved by the Board on October 1, 2025, see Note 9.

The Company realized a net cash increase of $1,184,665 for the nine-months ended September 30, 2025 compared to a net cash decrease of $29,117 for the corresponding period in 2024.

Results of Operations:

For the three months ended September 30, 2025, the Company incurred a net loss of $480,751, compared to a net loss of $114,631 for the comparable period in 2024. For the nine months ended September 30, 2025, the Company reported a net loss of $1,920,166, compared to a net loss of $433,834 for the same period in 2024. The change is primarily attributable to elevated exploration expenditures related to the advancement of the South Mountain Mine Project and stock-based compensation expenses incurred for options granted to officers and directors.

Three-month period comparisons

Operating expenses for the three months ended September 30, 2025 totaled $482,210, an increase of $366,984, or 318%, compared to the prior year period. This variance was primarily attributable to elevated exploration activities and increased legal and accounting expenses.

Exploration expenditures amounted to $290,661, representing a year-over-year increase of $250,497 or 624%. The rise was driven by strategic exploration initiatives undertaken to advance the Company's mineral interests.

During the quarter ended September 30, 2025, legal and accounting fees increased by $69,606 to a total of $83,467. The increase primarily reflects professional service fees incurred in connection with outsourced financial consulting services, as well as water rights and claim fees being negotiated on behalf of SMMI. Management and administrative expenses increased by $46,881, or 77%, compared to the prior period. The increase was primarily driven by investor relations expenses and increased filing fees during the reporting period.

Nine-month period comparisons

For the nine-month period ended September 30, 2025, operating expenses totaled $1,922,919, reflecting an increase of $1,530,227, or 390%, compared to the corresponding period in 2024. This variance was primarily attributable to elevated exploration activities and increased management and administrative expenses.

Exploration expenditures amounted to $636,623, representing a year-over-year increase of $554,099 or 671%. The rise was driven by strategic exploration initiatives undertaken to advance the Company's mineral interests.

Legal and accounting expenses increased by $87,123, or 122%, to $158,719. The increase was associated with professional services supporting the $1,200,000 private placement of common stock and warrants completed during the reporting period. A portion of the placement proceeds was allocated to pre-drilling fieldwork and technical evaluations.

Management and administrative costs rose by $889,005, or 373%, compared to the prior-year period. This increase was largely due to non-cash stock-based compensation expenses related to option grants issued to executive officers and members of the Board of Directors.

Going Concern:

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2024 disclose a 'going concern' qualification to our ability to continue in business. These condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of our assets and the settlement of our liabilities in the normal course of our operations

As of the date of this report on Form 10-Q, we have sufficient cash to meet our normal operating commitments for the next 12 months without additional financing. However, we are an exploration company with exploration programs that require significant cash expenditures. A significant drilling program, such as that we have executed in prior years, can result in depletion of cash and would be prohibitive unless we can secure sufficient cash to support normal operations for the following 12 months.

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

Effective June 2025, upon entering the 17th year of the lease term, the lease was extended an additional 10 years. The annual lease payment increased to $5,650, reflecting the rate adjustment to $50 per acre for the 113-acre property.

Lowry Lease:

On October 24, 2008, the Company executed a lease agreement with William and Nita Lowry for a duration of 6 years, encompassing 376 acres at a rate of $20 per acre. Similar to the Acree Lease, the Lowry Lease incorporates an option to extend for an additional 10 years at a revised rate of $30 per acre. Following the passing of the original lessors, the lease was inherited by Michael Lowry, their son. The lease will expire on October 24, 2025. The Company's management is in contact with Michael Lowry negotiating a lease extension.

Looten Lease:

On June 2, 2025, the Company executed a lease agreement with Kevin and Jo Looten for an initial term of 7 years, encompassing 18 acres at a rate of $30 per acre. Similar to the Acree Lease, the Looten Lease incorporates an option to extend for an additional 10 years at a revised rate of $40 per acre.

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

The leases and net royalties' payment are summarized in the following table.

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years
Acree Lease (yearly, June)(1)	$56,500	$5,650	$11,300	$11,300	$ 28,250
Lowry Lease (yearly, October)(2)	$11,280	$11,280	-	-	$ -
Kevin and Jo Looten Trust	$3,780	$ 540	$ 1,080	$ 1,080	$ 1,080
OGT LLC(3)	$10,000	$5,000	$5,000	-	$ -
Total	$81,560	$22,470	$17,380	$12,380	$ 29,330

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. Mineral interests are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of September 30, 2025.

Risks Related to Our Company

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception and expect to continue to incur losses in the future. We had an accumulated deficit of approximately $9,719,885 as of September 30, 2025. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

During the nine-month period ended September 30, 2025, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Documents which are filed as a part of this report:

Exhibits:

3.1	Articles of Incorporation, Thunder Mountain Gold Inc. (Nevada), December 11, 2007
3.2	Bylaws, Thunder Mountain Gold Inc. (Nevada)
4.1	[Form of Warrants (December)]
4.2	[Form of Warrants (May)]
4.3	[Form of Options]
10.1[**]	[Form of Subscription Agreement related to 2025 Private Placement]
10.2[**]	[Form of Warrant Agreement related to 2025 Private Placement]
10.3	Amendment to Option Agreement dated September 4, 2025 (incorporated by reference to the Company’s Form 8-K filed on September 8, 2025.
31.1*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones
31.2*	Certification Required by Rule 13a-14(a) or Rule 15d-14(a). Jones
32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones
32.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Jones
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

By   /s/ Eric T. Jones

Eric T. Jones

President and Chief Executive Officer

Date: November 10, 2025

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacity on the date indicated.

By   /s/ Eric T. Jones

Eric. T Jones

Principal Financial Officer

Date: November 10, 2025