Form 10-K
period 2025-12-31
THUNDER MOUNTAIN GOLD INC
filed 2026-03-31
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was  $16,238,799 as of June 30, 2025

The number of shares of the Registrant's Common Stock outstanding as of March 23, 2026, was 93,505,579.

THUNDER MOUNTAIN GOLD, INC.

Form 10-K

December 31, 2025

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

The corporate structure of the Company is as follows: the Company owns 100% of the outstanding stock of Thunder Mountain Resources, Inc., a Nevada Corporation ("TMRI"); TMRI owns 100% of the outstanding stock of South Mountain Mines, Inc., an Idaho Corporation ("SMMI"); SMMI owns 75% of Owyhee Gold Territory, LLC ("OGT").

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

On January 27, 2025, the Company announced a strategic partnership with Swiss-based MFD Investment Holdings SA ("MFD").  The letter agreement signed outlines that MFD will provide additional funding, contributing $1,000,000 in project-related expenditures as well as providing technical support for project development. This partnership adds additional financial strength in advancing South Mountain's technical and economic studies.  The letter agreement is in the form of an option, whereby THMG grants an option to MFD to earn an interest in its South Mountain Project pursuant to which MFD shall have the right, but not the obligation, to complete certain requirements in return for the acquisition of a 10% interest in the Project.  As of December 31, 2025, the Company has received $203,498 from MFD for project-related reimbursements, recorded as a reduction to exploration expenses.

During 2025, the Company continued advancing exploration and development activities at the South Mountain Project. The Company's efforts were focused on refining drill targets through updated geophysical modeling and geochemical interpretation.

The Company also continued evaluating exploration opportunities at its Trout Creek Project in Lander County, Nevada. Planned activities include induced polarization geophysics and mobile metal ion geochemical sampling to further define drill targets originally identified through prior exploration programs.

In 2026, the Company intends to conduct core drilling and additional geophysical and geochemical studies at South Mountain to further delineate mineralization and support future technical and economic evaluations.

Costs and Effects of Compliance with Environmental Laws

The Company has accrued $86,380 in reclamation costs regarding the South Mountain Mine project. Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Once we undertake any trenching or drilling activities, a reclamation bond and a permit may be required under applicable laws. Currently, we have no obligations for financial assurances of any kind, and are unable to undertake any trenching, drilling, or development on any of our properties until we obtain financial assurances pursuant to applicable regulations to cover potential liabilities.

For the Trout Creek Project Property, there are no permits associated with the property, and there are no processing plants or other available facilities located on the property. There are currently no environmental permits required for exploration work on the property. In the future, a plan of operations may be required by the Bureau of Land Management to conduct exploration and sampling at the property.

Regarding the South Mountain Project Property, the Project is largely on, and surrounded by private land, and as such, the permitting and environmental aspects of the Project are expected to be straightforward. Permits are currently in place for underground and surface exploration and development activities.

Employees

The Company employs two full-time officers, three part-time officers and one administrative staff.  It is anticipated that the employees will continue their work with the Company.

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

Investor inquiries or requests for copies of filings may be directed to the Company at:

Thunder Mountain Gold, Inc.

11770 W. President Drive., Ste. F

Boise, ID 83713

(208) 658-1037

Attn: Chief Financial Officer

ITEM 1A - RISK FACTORS

Our mineral resources are subject to uncertainty and may not convert to reserves. Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with subpart 1300 of Regulation S-K. These requirements differ significantly from prior SEC disclosure standards. Subpart 1300 requires disclosure of mineral resources in addition to mineral reserves. Mineral resources do not have demonstrated economic value and are subject to further exploration and development. No assurance can be given that mineral resources will be converted into mineral reserves. Inferred resources have more uncertainty than Measured or Indicated as the estimation parameters assume mineralized continuity over greater distances which may or may not accurately reflect the actual mineralization. Investors are cautioned not to assume that any part or all of the Inferred Resource exists or is economically or legally mineable.

We have no income and limited resources and will require additional capital to sustain operations. The Company's viability depends on its ability to secure capital for future exploration and working capital needs. The primary means of funding anticipated for sustaining operations will be through the issuance of debt, the sale of our common stock, the sale of property interests, or strategic partnerships, with the eventual profitable development of mining properties. The availability of funds from these sources is not guaranteed. Failure to successfully raise additional capital may impede property development and limit our operations.

As of December 31, 2025, the Company had a cash balance of $2,592,167. During the year ended December 31, 2025, the Company used $1,609,019 in net cash in operating activities and generated $3,775,000 in net cash from financing activities, primarily from private placement offerings. While current cash resources are expected to support near-term operating activities, the Company does not generate revenue from operations and expects to continue incurring operating losses as it advances exploration programs.

The Company will require additional capital to fund ongoing exploration activities, maintain mineral claims, satisfy lease and regulatory obligations, and support general corporate purposes beyond its current funding horizon. There can be no assurance that additional financing will be available on acceptable terms, or at all. If adequate capital is not obtained when required, the Company may be required to reduce or suspend exploration activities, relinquish mineral claims, dispose of assets, or otherwise limit its operations. In such event, investors could lose all or a substantial portion of their investment.

We have no proven reserves. We have no proven reserves at any of our properties. We have identified measured, indicated, and inferred mineral resources at the South Mountain Project and assay samples at certain other exploration properties; however, no proven or probable mineral reserves have been established. Without proven reserves, there can be no assurance that our properties will generate revenue.

Our exploration efforts may be adversely affected by metals price volatility causing us to cease exploration efforts. The success of our exploration efforts depends significantly on prevailing metal prices, which are affected by numerous factors including: 1) expectations for inflation; 2) investor speculative activities; 3) relative exchange rates of the U.S. dollar; 4) global and regional demand and production; 5) political and economic conditions; and 6) production costs in major producing regions. These factors are beyond our control and are difficult for us to predict.

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

Our mineral exploration efforts may not be successful. Mineral exploration is highly speculative. It involves many risks and often does not produce positive results. Even if we find a valuable mineral deposit, it may take many additional years or more before production is possible because of the need for additional detailed exploration, pre-production studies, permitting, financing, construction and start up. During that time, it may not be economically feasible to produce those minerals. Establishing ore reserves requires us to make substantial capital expenditures and, in the case of new properties, to construct mining and processing facilities. As a result of these costs and uncertainties, we may not be able to develop any potentially economic mineral deposits.

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

Mining operations may be adversely affected by risks and hazards associated with the mining industry. Mining operations involve a number of risks and hazards including: 1) environmental hazards; 2) political and country risks; 3) industrial accidents; 4) labor disputes; 5) unusual or unexpected geologic formations; 6) high wall failures, cave-ins or explosive rock failures, and 7) flooding and periodic interruptions due to inclement or hazardous weather conditions.  Such risks could result in: 1) damage to or destruction of mineral properties or producing facilities; 2) personal injury; 3) environmental damage; 4) delays in exploration efforts; 5) monetary losses, and; 6) legal liability.

We have no insurance against any of these risks. To the extent we are subject to environmental liabilities, we would have to pay for these liabilities. Moreover, in the event that we ever become an operator of a mine and are unable to fully pay for the cost of remedying an environmental problem, should it occur, we might be required to suspend operations or enter into other interim compliance measures.

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

Supplies and equipment needed for exploration may not always be available. If the Company is unable to secure raw materials and exploration supplies, it may have to delay anticipated business operations. Competition, the imposition of tariffs and other trade sanctions, and unforeseen limited sources of supplies needed for the Company's proposed exploration work could result in occasional shortages of supplies of certain products, equipment, or materials. There is no guarantee the Company will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favorable terms, if at all. Such delays could affect the Company's anticipated business operations and increase expenses.

If we fail to maintain effective internal controls over financial reporting, we could experience material weaknesses, inaccurate financial reporting, regulatory scrutiny, or harm to our reputation. Our internal control systems provide only reasonable assurance that fraud or errors will be prevented or detected.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 1C - CYBERSECURITY

The Company recognizes the critical importance of cybersecurity in safeguarding sensitive information, maintaining operational resilience, and protecting stakeholders' interests. The Company currently manages cybersecurity risks by working with third-party IT consultants and utilizing basic security protocols, such as network monitoring and access controls. Management is responsible for identifying, considering, and assessing material cybersecurity risks on an ongoing basis, establishing processes to the best of their ability to ensure that such potential cybersecurity risk exposures are monitored, putting in place reasonably appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our CFO with assistance from the management team. Any significant Cyber incidents that they become aware of are reported to the board of directors. The Board of Directors does not have a designated cybersecurity committee, but the Audit Committee receives periodic updates on cybersecurity matters. The Company has not experienced any material cybersecurity incidents to date and there were no material cybersecurity incidents discovered in 2025. Please refer to Item 1A: Risk Factors for further insights into cyber attack-related risks.

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

The South Mountain Project is largely located on and surrounded by private land and state of Idaho endowment land. Future agreements with individual private landowners, along with the existing easements and right of ways, may be necessary to establish infrastructure such as roads and power lines. The private land setting greatly simplifies and streamlines the permitting and approval process. Owyhee County approved Conditional use Permits ("CUPs") for the mine site and mill site in 2013. At the County's request, the Company is updating technical information and re-applying for these permits with the County.  Both the mine and the mill site are located on private land, and as such, require no other permit authorization for surface disturbance, other than any approvals from the County to further extend and / or update the previously approved CUPs.

Also included in the South Mountain Project area is a 360-acre millsite, not contiguous with the mining claims, which was purchased by THMG in 2013. The millsite is located approximately 6.8 road miles from the main mine area, with access provided by a 1.2-mile haul road between the millsite and Owyhee County South Mountain Road. Plans to construct a mill were approved by Owyhee County in 2013, as described above through the CUPs.

Summary Mineral Resources at End of the Fiscal Year Ended December 31, 2025

For a summary of South Mountain's Mineral Resources at the end of the fiscal year ended December 31, 2025, see Table 1 below.

Reserves

The Company has no proven or probable mineral reserves on any of its properties at the end of the fiscal year ended December 31, 2025.

Property and Location

The South Mountain Project is located approximately 70 miles southwest of Boise, Idaho at Latitude 42° 44' 41.65" North and Longitude 116° 55' 13.48" West (see Figure 3 above). The Project was intermittently mined from the late 1800s to the late 1960s, and its existing underground workings remain intact and well maintained. Historic production, mostly from Anaconda Copper, at the Project has largely come from high-grade massive sulfide zones that remain open at depth and along strike. According to historical smelter records, approximately 53,642 tons of mineralized material has been mined to date. These records also indicate average grades; 14.5% Zn, 11.63 opt Ag, 0.063 opt Au, 2.4% Pb, and 1.4% Cu were mined.

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

Geology & Mineralization

Rock types within the South Mountain Project area are comprised of an isolated exposure of metasedimentary and intrusive rock, surrounded by younger upper-Tertiary volcanic and sedimentary units of the Owyhee volcanic field. One large northeast trended fault runs through the South Mountain property and is informally named the Golconda Structure. This structure physiographically separates exposures of the two types of mineralization observed at the property. The current interpretation of mineralization extent on the Project shows a strike length of approximately 2,250 ft. The mineralized bodies dip approximately 50° southwest from surface (between 7,500 ft. and 7,300 ft.) to a depth of 5,900 ft. depth, or approximately 1,500 vertical ft. Mineralization thickness is variable, but the DMEA Zone massive sulfide is the most significant mineralized body with thicknesses between 10 ft. and 20 ft. Mineralization is separated into discrete high-grade bodies along strike. Mineralized continuity within those bodies is oriented down-dip and along plunge. Mineralization remains open down dip, and further exploration could result in more mineralized bodies being identified along strike or within currently undrilled parts of the Laxey Marble.

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

The Texas shaft was active from 1950 to 1955 under the South Mountain Mines ("SMM") partnership. The partnership constructed a single-stage (copper-lead circuit) flotation mill capable of handling 150 tons per day, and reportedly extracted 6,703 tons of ore. DMEA, through Anaconda, continued to evaluate the property for its strategic zinc potential during this same time frame and established the DMEA Zone ("DMEA Zone").

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
  Rehabilitation of the Laxey and Sonneman drifts, most to a production level (12 ft by 12 ft),
  As-built survey of the Laxey and Sonneman drifts,
  Channel sampling of the Sonneman drift at the intersections of massive sulfide mineralization,
  Geologic mapping and geochemical sampling specific to an intrusive breccia target, and
  A ground magnetics survey as well as compiling and reprocessing public domain geophysical surveys, and
  A pulse electromagnetic ("PEM") survey completed in September 2022
  A broad district-wide Magneto telluric geophysical survey in 2025 that is still under evaluation, along with district-wide reconnaissance and geochemical studies.
  An additional 399 lode claims were staked at South Mountain in 2025, bringing the total to 410 lode claims. Additionally, the Company purchased 113 acres of contiguous private mineral land that the Company previously leased.

The procedures, parameters, and general results of each of the exploration efforts listed above are summarized below and detailed descriptions can be found in Exhibit 96.1, the Initial Assessment Technical Report Summary for the South Mountain Project, Owyhee County, Idaho U.S.A, with an effective date of December 31, 2023.

Channel Sampling in the Sonneman Drift:

THMG conducted further mapping and collected several channel samples in Muck Bay 3 in the Sonneman Drift in an effort to delineate mineralization in this zone of the Sonneman level. Chip samples along a channel were taken with rock picks and/or hammer and chisel.  Care was taken to make sure that the amount along the run was distributed evenly.  Samples were carefully detailed and shipped to ALS Chemex in Reno, Nevada.  The results from the sampling confirmed further high grade mineralization at the Project in this zone.

Geochemical Sampling:

In 2025, the Company embarked on a district-wide geology reconnaissance, structural mapping and geochemical sampling program. Some historic drill roads were re-established and sampled on 5 foot and 10 foot intervals.  All geochemical samples were analyzed with X-ray fluorescence prior to submitting lab analysis. The new data, along with historical data is being combined into a global model at the Project.

Historic Geochemical Sampling:

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

In August 2025, Durango Geophysics, and John Reynolds, embarked on a broad Magnetotelluric geophysical survey.  The results of this effort are still under evaluation.

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
  Inferred: 959,000 tons grading 7.56% Zn (14% increase in Zn lbs.), 5.67 opt Ag (14.10% increase in Ag ounces), 0.037 opt Au (3.3% increase in Au ounces), 0.80% Cu (14.5% increase in Cu lbs.), and 1.06% Pb (25.4% increase in Pb lbs.).
  The DMEA Zone in the model was extended an additional 250 feet down dip and remains open.

This latest round of drilling completed during the late fall of 2021 proves the continuation of the down plunge extension of the DMEA Zone at depth. This zone remains open in both directions. All of the drill results have now been in incorporated into the MRE for the South Mountain deposit. The increase in Measured and Indicated tons are the result of updated metal prices and mining costs. Surface drilling completed in 2021 accounts for approximately 8% of the increase in Inferred tons, while the remaining 7% increase is due to updated metal prices and mining costs.

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

Qualified Person Statement for the Mineral Resource Estimate

Hard Rock Consulting, LLC is responsible for the South Mountain Project MRE, with an effective date of December 31, 2023. HRC is a Qualified Person as defined by S-K 1300 and is independent of Thunder Mountain Gold, Inc. and South Mountain Mines, Inc. HRC estimated the mineral resources based on drill-hole and channel sample data constrained by geologic boundaries using an Ordinary Krig algorithm. The Geologic Model and Mineral Resource Estimate were completed using Leapfrog Geo® Software version 2023.1.1.  HRC based the MRE on other assumptions that can be found in the footnotes to Table 1, above.

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

In 2025, the Company initiated discussions with Owyhee County Planning and Zoning to update and submit new information for new CUPs at both the mine site and mill site.  Further technical information is being gathered to submittal of the new CUP applications.

Internal Controls Over Exploration and Mineral Resource Estimations

Exploration drilling programs in 2019, 2020, and 2021 are performed using industry-standard quality control methods for drilling, logging, sampling, and analytical procedures. The laboratory used by THGM for sample preparation and analyses is ALS USA Inc., 4977 Energy Way, Reno, NV 89502. ALS meets all requirements of International Standards ISO/IEC 17025:2017 and ISO 9001:2015. All ALS geochemical hub laboratories are accredited to ISO/IEC 17025:2017 for specific analytical procedures. Gold was analyzed using a 30g charge and fire assay methods with an atomic absorption finish. Ag, Cu, Pb Zn, as well as 29 additional elements were then analyzed were analyzed using a 0.25g sample by four acid digestion with an induced plasma couple mass spectroscopy finish. Gold results exceeding 10ppm and silver results exceeding 100ppm were reanalyzed using a 30g charge and fire assay methods with a gravimetric finish. Zinc, Copper and Pb results exceeding 10,000ppm, were reanalyzed using 0.4g sample with four-acid digestion.

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

Durango Geophysics, etc.

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

South Mountain Project - MFD Option Agreement

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

Book Value of the South Mountain Project

The book value of the property and associated plant and equipment can be found in Note 4 to our Consolidated Financial Statements ITEM 8, Part II of this Annual Report.

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

Trout Creek Project
Nevada

Approximately 155 air miles NE of Reno, Nevada and approximately 20 mile SW of Battle Mountain, Nevada

26 unpatented mining claims (533 acres)

G R E A T
NEVADA
B A S I N
Reno
Sparks
Carson City
IFORNIA
Clovis
Visalia
Tulare
Porterville
Delano
Oildale
Bakersfield
Las Vegas
North Las Vegas
Henderson
MOJAVE DESERT

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

Geology & Mineralization

The Trout Creek Project target is anchored by a regional gravity anomaly on a well-defined northwest-southeast trending structural components, causing a break in the alluvial fill thickness and underlying bedrock.  Previous geophysical work in the 1980s revealed an airborne magnetic anomaly associated with the same structure, and this was further verified and outlined in 2008 by Company personnel, with consultation from Jim Wright - Wright Geophysics using a ground magnetometer. The target is covered by alluvial fan deposits of generally unknown thickness, shed from the adjacent Shoshone Range, a fault block mountain range composed of Paleozoic sediments of both upper and lower plate rocks of the Roberts Mountains thrust.

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

Present Condition, Work Completed and Exploration Plans

Other than the geophysical data described above, the Company has not performed any significant work at the Trout Creek Project since 2011. However, the Company may conduct further exploration on the Trout Creek Property in 2026. The Company continues to concentrate on advancing the South Mountain Project. There are no significant workings on the property, and the property is without known resources or reserves.

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

During the years ended December 31, 2025 and 2024, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Holders:

As of December 31, 2025, there were approximately 1,087 shareholders of record of the Company's common stock with an unknown number of additional shareholders who hold shares through brokerage firms.

Transfer Agent:

Our independent stock transfer agent in the United States is Computershare Shareholder Services, located at 8742 Lucent Blvd., Suite 225, Highlands Ranch, CO 80129. In Canada, our Agent is Computershare, TORU - Toronto, University Ave, 100 University Ave, 8th Floor, Toronto, ON M5J 2Y1, CANADA.

Dividends:

No dividends were paid by the Registrant in 2025 or 2024, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

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

On November 14, 2024, in connection with the private placement approved by the Board on November 28, 2024, the Company received a subscription agreement from an investor for the purchase of 2,600,000 shares of common stock and an equivalent number of common stock purchase warrants for total consideration of US$130,000 (CAD$182,000). The funds were received from the subscription agreement in February of 2025.

On April 15, 2025, the Company Board approved a private placement financing of 10,000,000 units at a price of $0.12 per unit for total proceeds to the company of $1,200,000.  Each unit includes one share of common stock and one-half warrant to purchase one share of common stock, exercisable for 2 years from the close of the offering at an exercise price of $0.18 per share. On May 25, 2025, the Company closed the private placement of 10,000,000 units for aggregate proceeds of $1,200,000.  No placement agent fees were paid during the offering.

On October 1, 2025, the Company Board approved a private placement financing of 10,000,000 units at a price of $0.25 per unit for total proceeds to the Company of $2,500,000.  Each unit includes one share of common stock and one-half warrant to purchase one share of common stock, exercisable for 2 years from the close of the offering at an exercise price of $0.40. On October 24, 2025, the Company completed a non-brokered private placement financing pursuant to the Board's approval on October 1, 2025.

On October 22, 2025, in connection with the private placement approved by the Board on October 1, 2025, the Company received a subscription agreement from an investor for the purchase of 200,000 shares of common stock and one-half warrant to purchase one share of common stock, for total consideration of US$50,000. As of December 31, 2025, the investor had not received the stock certificates, and the corresponding funds remained held in escrow. Accordingly, the Company recorded the subscription as Subscriptions Receivable, presented as an asset on the balance sheet, with a corresponding increase in Common Stock and Additional Paid-in Capital under stockholders' equity. The funds from escrow will be released upon the transfer agent's issuance of the shares.

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

Plan of Operations:

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

Results of Operations:

For the year ended December 31, 2025, the Company reported a net loss of $2,829,759 ($0.03 per share), compared to a net loss of $631,111 ($0.01 per share) in 2024. The increase in net loss for the year ended December 31, 2025, was primarily attributable to higher operating expenses, including increased exploration activity, professional fees, and stock-based compensation associated with financing and corporate development efforts during the year.

As an exploration-stage company, Thunder Mountain Gold, Inc. does not generate revenue from operations. The Company is focused on mineral exploration and development activities and does not have producing mines or commercial production at this time. Accordingly, certain disclosure requirements related to changes in sales, revenue, and cost of goods sold do not apply.

Fourth Quarter comparisons

Operating expenses for the fourth quarter ended December 31, 2025, totaled $903,862 representing an increase of $710,941, or approximately 369%, compared to $192,921 for the same period in 2024. The increase in fourth-quarter operating expenses was primarily driven by higher exploration and management and administrative costs incurred during the period.

Exploration expenses for the fourth quarter ended December 31, 2025, were $274,888, an increase of $209,408 compared to $65,480 for the corresponding period in 2024. The rise was driven by strategic exploration initiatives undertaken to advance the Company's mineral interests.

Legal and accounting expenses for the fourth quarter ended December 31, 2025, totaled $103,484, compared to $41,027 for the same period in 2024, representing an increase of $62,457. The increase primarily reflects professional service fees incurred in connection with outsourced financial consulting services, as well as legal fees related to water rights and claim fees being negotiated on behalf of SMMI.

Management and administrative expenses for the three months ended December 31, 2025, increased to $525,490, compared to $86,414 for the same period in 2024, an increase of $439,076. This increase was largely due to non-cash stock-based compensation expenses related to option grants issued to a consultant for services previously rendered and accrued Board compensation.

Year-end comparisons December 31, 2025 vs 2024

Operating expenses for the year ended December 31, 2025, totaled $2,826,781 representing an increase of $2,241,168 or approximately 383%, compared to operating expenses of $585,613 for the year ended December 31, 2024. The increase in operating expenses was primarily attributable to elevated exploration activity, increased professional fees, and stock-based compensation recognized during 2025.

Exploration expenses for the year ended December 31, 2025 were $911,511, an increase of $763,507 compared to $148,004 for the corresponding period in 2024. The rise was driven by strategic exploration initiatives undertaken to advance the Company's mineral interests.

Legal and accounting expenses increased to $262,203 for the year ended December 31, 2025, compared to $112,623 in 2024, representing an increase of $149,580, or approximately 133%. The increase was primarily driven by costs associated with regulatory filings, and professional services required to support the Company's public reporting and corporate activities.

Management and administrative expenses increased to $1,653,067 for the year ended December 31, 2025, compared to $324,986 in 2024, an increase of $1,328,081, or approximately 409%. This increase was largely due to non-cash stock-based compensation expenses related to option grants issued to consultants, executive officers and members of the Board of Directors.

Liquidity and Capital Resources:

The consolidated financial statements accompanying this report have been prepared assuming the Company will continue as a going concern. Such an assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended December 31, 2025, we have cash reserves sufficient to cover normal operating expenditures for the following 12 months.

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

On April 15, 2025, the Company Board approved a private placement financing of 10,000,000 units at a price of $0.12 per unit for total proceeds to the company of $1,200,000.  Each unit includes one share of common stock and one-half warrant to purchase one share of common stock, exercisable for 2 years from the close of the offering at an exercise price of $0.18 per share. On May 25, 2025, the Company closed the private placement of 10,000,000 units for aggregate proceeds of $1,200,000.  No placement agent fees were paid during the offering.

On October 1, 2025, the Company Board approved a private placement financing of 10,000,000 units at a price of $0.25 per unit for total proceeds to the Company of $2,500,000.  Each unit includes one share of common stock and one-half warrant to purchase one share of common stock, exercisable for 2 years from the close of the offering at an exercise price of $0.40. On October 24, 2025, the Company completed a non-brokered private placement financing pursuant to the Board's approval on October 1, 2025.

Our plans for the long-term viability include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our mining properties.  There can be no assurance that such activities will be successful.

At December 31, 2025, we had current assets of $2,698,225.  Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our exploration efforts, our evaluation of, and decisions with respect to, our strategic alternatives, and costs associated with the regulatory approvals. Our short-term liquidity needs and capital requirements consist primarily of exploration expenses, lease payments, salaries and administrative expenses and required principal and interest payments under the seller-financed promissory note issued in December 2025; our longer-term liquidity needs include construction and equipment costs if we are able to successfully progress our project to operations. If we do not have enough cash to complete our exploration programs, we intend to seek to raise additional funds from public offerings, sale of liquid stock or loans or to adjust our business plans accordingly.

  On March 19, 2026, the Company had a cash and cash equivalent balance of $2,041,803 in our bank accounts, which does not include consideration for option payments mentioned below.
  Management's goal is to manage expenses to not exceed the on-hand cash resources of the Company.
  The Company will also consider other sources of funding, including potential mergers or lease option to purchase, the sale of all or part of the Company`s assets, and/or additional farm-out of its other exploration property.

For the year ended December 31, 2025, the Company discloses net cash used by operating activities of $1,609,019, compared to net cash used by operating activities of $539,287 in 2024. The increase in cash used by operating activities during 2025 was primarily attributable to higher operating expenditures associated with expanded exploration activity, and professional fees. During the year ended December 31, 2025, net cash used in investing activities was $55,136, which primarily reflects cash expenditures associated with the acquisition of private land completed on December 9, 2025. The total purchase price of the land was approximately $260,136; however, approximately $205,000 of the purchase price was financed through the issuance of a seller-financed promissory note. Accordingly, the majority of the land acquisition was a non-cash investing and financing transaction. This compares to net cash provided by investing activities of $384,981 in 2024, which was generated from the sale of BeMetals common stock. For the year ended December 31, 2025, the Company reported net cash provided by financing activities of $3,775,000, primarily reflecting proceeds from private placement financings resulting in the issuance of common stock and warrants totaling $3,650,000, as well as $130,000 received from the collection of a common stock subscription receivable. These cash inflows were partially offset by $5,000 in distributions made to a noncontrolling interest holder (see Note 3).

The Company realized a net cash increase of $2,110,845 for the year ended December 31, 2025, compared to a net cash increase of $310,694 for the corresponding period in 2024.

Contractual Obligations

Ascent CFO Solutions, LLC:

On April 10, 2025, the Company entered into a services agreement with Ascent CFO Solutions, LLC to provide outsourced financial consulting services.

The Company holds leases pertaining to land parcels adjacent to its South Mountain patented and unpatented mining claims. The details of these leases are as follows:

Former Acree Lease:

On June 20, 2008, the Company entered into a lease agreement with Ronald Acree for a six-year term covering 113 acres at a lease rate of $20 per acre. The lease agreement included options to extend at increasing rental rates. Effective June 2025, upon entering the 17th year of the lease term, the lease was extended an additional 10 years. On December 9, 2025, the Company completed the acquisition of the 113-acre property previously subject to the Acree Lease pursuant to a purchase and sale agreement (see Note 4 & Note 6). As a result of the acquisition, the lease agreement was terminated, and no further lease payments are required.

Lowry Lease:

On October 24, 2008, the Company executed a lease agreement with William and Nita Lowry for a duration of 6 years, encompassing 376 acres at a rate of $20 per acre. The lease incorporated an option to extend for an additional 10 years at a revised rate of $30 per acre. Following the passing of the original lessors, the lease was inherited by Michael Lowry, their son. Commencing October 24, 2025, the Company executed an extension to the lease agreement with Michael Lowry for an additional 21 years, through October 24, 2046. Under the amended lease agreement, the annual rental payments for the first seven years increased to $40 per acre.  The rental rate increases to $50 per acre for the second seven-year period and increases to $60 per acre for the final seven-year period.

Looten Lease:

On June 2, 2025, the Company executed a lease agreement with Kevin and Jo Looten for an initial term of 7 years, encompassing 18 acres at a rate of $30 per acre. The lease incorporates an option to extend for an additional 10 years at a revised rate of $40 per acre.

Lequerica & Sons Lease:

On August 22, 2025, the Company executed a lease agreement with Lequerica & Sons, Inc. for an initial term of 7 years, encompassing 432 acres at a rate of $30 per acre. The lease incorporates an option to extend for an additional 7 years at a revised rate of $40 per acre. The lease agreement also contains a right of first refusal in favor of the Company with respect to the underlying property, exercisable upon a proposed sale by the lessor.

OGT, LLC

SMMI is the sole manager of the South Mountain Project in its entirety through a separate Mining Lease with Option to Purchase ("Lease Option") with the Company's majority-owned subsidiary OGT.  SMMI has an option to purchase the South Mountain mineral interest for a capped $5 million less net returns royalties paid through the date of exercise. The Lease Option expires in November 2026. Under the Lease Option, SMMI paid annual $5,000 net returns royalty payments to OGT through November 2025. The final $5,000 payment was made in November 2025, and no further payments are due under this arrangement.

The leases and net royalties' payment are summarized in the following table.

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years
Lowry Lease (yearly, October)(1)	$315,840	$15,040	$30,080	$30,080	$240,640
Kevin and Jo Looten Trust	$3,780	$540	$1,080	$1,080	$1,080
Lequerica & Sons Lease	$90,720	$12,960	$25,920	$25,920	$25,920
Total	$410,340	$28,540	$57,080	$57,080	$267,640

(1) The amounts presented above reflect the current annual rental rates in effect as of December 31, 2025, and do not reflect scheduled future rental rate increases under the respective lease agreements.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Thunder Mountain Gold, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company's independent auditor since 2005.

/s/Assure CPA, LLC

Firm ID: 444

Spokane, Washington

March 31, 2026

Tunder Mountain Gold, Inc.
Consolidated Balance Sheets

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,592,167	$481,322
Subscription receivable	50,000	130,000
Prepaid expenses and other assets	56,058	35,902
Total current assets	2,698,225	647,224

Property and equipment, net (Note 4)	592,645	332,509

Right to use asset (Note 10)	-	1,725
Total assets	$3,290,870	$981,458

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$177,371	$65,604
Accrued legal fees	131,685	136,685
Operating lease liability - (Note 10)	-	1,771
Note payable - current (Note 6)	37,100	-
Deferred compensation (Note 5)	1,104,625	1,104,625
Total current liabilities	1,450,781	1,308,685

Note payable - long term (Note 6)	167,900	-
Accrued reclamation costs	86,380	81,250
Total liabilities	1,705,061	1,389,935

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 93,255,579 and 73,255,579 shares issued and outstanding, respectively (See Note 7)	93,256	73,256
Additional paid-in capital	11,976,592	7,172,547
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(10,629,478)	(7,799,719)
Total Thunder Mountain Gold, Inc stockholders' equity	1,416,170	(578,116)
Noncontrolling interest in Owyhee Gold Trust (Note 3)	169,639	169,639
Total stockholders' equity	1,585,809	(408,477)
Total liabilities and stockholders' equity	$3,290,870	$981,458

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2025	2024

Operating expenses:
Exploration	$911,511	$148,004
Legal and accounting	262,203	112,623
Management and administrative	1,653,067	324,986
Total operating expenses	2,826,781	585,613

Net operating loss	(2,826,781)	(585,613)

Other income (expense):

Realized loss on sale of investment	-	(42,855)
Other	7,152	2,357
Reclamation expense	(5,130)
Total other income (expense)	2,022	(40,498)

Net loss	(2,824,759)	(626,111)
Net income - noncontrolling interest in Owyhee Gold Trust	5,000	5,000
Net loss - Thunder Mountain Gold, Inc.	$(2,829,759)	$(631,111)

Net loss per common share-basic and diluted	$(0.03)	$(0.01)

Weighted average common shares outstanding basic and diluted	82,027,542	62,548,421

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,824,759)	$(626,111)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	1,124,045	-
Noncash lease expense	(46)	(469
Realized loss on sale of investment	-	42,855
Accrued reclamation costs	5,130
Change in:
Prepaid expenses and other assets	(20,156)	(2,116)
Accounts payable and other accrued liabilities	106,767	46,554
Net cash used by operating activities	(1,609,019)	(539,287)

Cash flows from investing activities:
Proceeds from sale of investment	-	384,981
Land purchase	(55,136)	-
Net cash provided by (used in) investing activities	(55,136)	384,981

Cash flows from financing activities:
Proceeds from issuances of stock and warrants	3,650,000	470,000
Proceeds received on subscription receivable	130,000	-
Noncontrolling interest net returns royalty	(5,000)	(5,000
Net cash provided by financing activities	3,775,000	465,000

Net increase in cash and cash equivalents	2,110,845	310,694
Cash and cash equivalents, beginning of year	481,322	170,628
Cash and cash equivalents, end of year	$2,592,167	$481,322

Noncash financing and investing activities:
Common stock issued in consideration for vendor services received (Note 7)	$-	$20,000
Common stock subscription receivable (Note 7)	$50,000	$130,000
Issuance of note payable in connection with land acquisition (Note 6)	$205,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Thunder Mountain Gold, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2025 and 2024

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Noncontrolling Interest in OGT	Total
	Shares	Amount

Balances at December 31, 2023	60,855,579	$60,856	$6,564,947	$(24,200)	$(7,168,608)	$169,639	$(397,366)

Stock and warrants issued for private placement	9,400,000	9,400	460,600	-	-	-	470,000
Stock issued for services	400,000	400	19,600	-	-	-	20,000
Common stock subscription receivable	2,600,000	2,600	127,400	-	-	-	130,000
Noncontrolling interest net returns royalty	-	-	-	-	-	(5,000)	(5,000)
Net income/(loss)	-	-	-	-	(631,111)	5,000	(626,111)
Balances at December 31, 2024	73,255,579	$73,256	$7,172,547	$(24,200)	$(7,799,719)	$169,639	$(408,477)

Stock and warrants issued for private placement	19,800,000	19,800	3,630,200	-	-	-	3,650,000
Stock based compensation	-	-	1,124,045	-	-	-	1,124,045
Common stock subscription receivable	200,000	200	49,800	-	-	-	50,000
Noncontrolling interest net returns royalty	-	-	-	-	-	(5,000)	(5,000)
Net income/(loss)	-	-	-	-	(2,829,759)	5,000	(2,824,759)
Balances at December 31, 2025	93,255,579	$93,256	$11,976,592	$(24,200)	$(10,629,478)	$169,639	$1,585,809

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

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Such costs are based on management's estimate of amounts expected to be incurred when the remediation work is performed. The Company had accrued $86,380 at December 31, 2025 and, $81,250 at December 31, 2024, on its consolidated balance sheets relating to estimated mine closure and reclamation costs on its South Mountain Mines property.

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

Recent Accounting Pronouncements

Accounting Standards Updates

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The standard requires public business entities to disclose additional information about certain expense categories included in income statement captions, including purchases of inventory, employee compensation, depreciation, depletion, and amortization. The amendments also require qualitative disclosures regarding other significant expense components included within the same income statement captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The company is currently evaluating the impact of the standard on its consolidated financial statement disclosures.

Adopted accounting pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires companies to report on an annual basis, specific categories in the rate reconciliation and additional information on reconciling items greater than 5% of the taxable income or loss. The update also requires disclosure of income taxes paid to Federal, state and foreign jurisdictions along with other municipal and local jurisdictions representing 5% or more of total income taxes paid. This update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance effective January 1, 2025. The adoption did not have a material impact on the Company's consolidated financial statements; however, it resulted in expanded income tax disclosures (see Note 9).

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion to common shares, except where their inclusion would be anti-dilutive. For the years ended December 31, 2025 and 2024 outstanding common stock options and warrants of 28,395,000 and 15,850,000, respectively were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for the period.

2. Mineral Interest Commitments

The Company holds leases pertaining to land parcels adjacent to its South Mountain patented and unpatented mining claims. The details of these leases are as follows:

Former Acree Lease:

On June 20, 2008, the Company entered into a lease agreement with Ronald Acree covering 113 acres. On December 9, 2025, the Company completed the acquisition of the property previously subject to the Acree Lease pursuant to a purchase and sale agreement (see Note 4 and Note 6). As a result of the acquisition, the lease agreement was terminated and no further lease payments are required.

Lowry Lease:

On October 24, 2008, the Company executed a lease agreement with William and Nita Lowry for a duration of 6 years, encompassing 376 acres at a rate of $20 per acre. Following the passing of the original lessors, the lease was inherited by Michael Lowry, their son. On October 24, 2025, the Company entered into an extension of the lease agreement with Michael for an additional 21-year term through October 24, 2046. Under the amended agreement, annual lease payments are $40 per acre for the first seven -year period, $50 per acre for the second seven-year period, and $60 per acre for the final seven-year period.

Looten Lease:

On June 2, 2025, the Company executed a lease agreement with Kevin and Jo Looten for an initial term of 7 years, encompassing 18 acres at a rate of $30 per acre. Similar to the Acree Lease, the Looten Lease incorporates an option to extend for an additional 10 years at a revised rate of $40 per acre.

Lequerica Lease:

On August 22, 2025, the Company executed a lease agreement with Lequerica & Sons, Inc. covering 432 acres for an initial term of seven years at an annual rental rate of $30 per acre. The lease includes an option to extend for an additional seven years at a revised rate of $40 per acre. The agreement contains a right of first refusal in favor of the Company with respect to the underlying property in the event of a proposed sale by the lessor.

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

3. South Mountain Project

SMMI Joint Venture - OGT, LLC

The Company's wholly owned subsidiary SMMI is the sole manager of the South Mountain Project in its entirety through a separate Mining Lease with Option to Purchase ("Lease Option") with the Company's majority-owned subsidiary OGT.  SMMI has an option to purchase the South Mountain mineral interest for a capped $5 million less net returns royalties paid through the date of exercise. The Lease Option expires in November 2026.  If SMMI exercises the option, the option payment of $5 million less advance royalties will be distributed 100% by OGT to OGT's minority member, ISGCII.  Under the Lease Option, SMMI pays an advance of $5,000 net returns royalty to OGT annually on November 4 which was distributed to OGT's minority member during 2025 and 2024.

Under the OGT operating agreement, SMMI and ISGC II have 75% and 25% ownership, respectively, in OGT. SMMI is the sole manager and pays all expenses for exploration and development of the property.  The Company has established 75% ownership and full management of the property. OGT's financial information is included 100% in the Company's consolidated financial statements as of December 31, 2025 and 2024. The Company's consolidated financial statements reflect ISGC II's 25% noncontrolling interest.

	Years Ended December 31,
	2025	2024
Balance at beginning of year	$169,639	$169,639
Noncontrolling interest in net returns royalty	(5,000)	(5,000)
Net income attributable to noncontrolling interest	5,000	5,000
Balance at end of year	$169,639	$169,639

MFD Investment Holdings

On January 27, 2025, the Company announced a strategic partnership with Swiss-based MFD Investment Holdings SA ("MFD").  The letter agreement signed outlines that MFD will provide additional funding, contributing $1,000,000 in project-related expenditures as well as providing technical support for project development. This partnership adds additional financial strength in advancing South Mountain's technical and economic studies.  The letter agreement is in the form of an option, whereby THMG grants an option to MFD to earn an interest in its South Mountain Project pursuant to which MFD shall have the right, but not the obligation, to complete certain requirements in return for the acquisition of a 10% interest in the Project.  As of December 31, 2025, the Company has received $203,498 from MFD for project-related reimbursements, recorded as a reduction to exploration expenses.

4. Property and Equipment

On December 9, 2025, the Company completed the acquisition of private land for a total cost of approximately $260,136, inclusive of the purchase price and directly attributable acquisition costs. The land was acquired to support the Company's mineral exploration activities and long-term development strategy. The Board of Directors approved the land purchase by formal resolution on December 4, 2025. The transaction was completed pursuant to an executed purchase and sale agreement, with a portion of the purchase price financed through a seller-financed promissory note. The land is intended for long-term use in exploration activities and is not held for sale. The acquisition supports the Company's strategic exploration objectives and enhances operational flexibility related to future exploration and development plans.

The Company's property and equipment are as follows:

	December 31,
	2025	2024
Vehicles	$22,441	$22,441
Construction Equipment	30,407	30,407
Mining Equipment	42,696	42,696
	95,544	95,544
Accumulated Depreciation	(95,544)	(95,544)
	-	-
Land	592,645	332,509
Total Property and Equipment	$592,645	$332,509

5. Related Party Transactions

Board of Directors Compensation

For the year ended December 31, 2024, the Board of Directors suspended its compensation in an effort to conserve financial resources.  For the year ending December 31, 2025, the Board of Directors received $10,500 in cash compensation, and an additional $21,000 was accrued for 4th quarter services. In 2026, $21,000 will be paid in the first quarter.

Deferred Compensation

As of December 31, 2025, and December 31, 2024, the balances of the total deferred compensation for the officers, are as follows, Eric Jones, President and Chief Executive Officer: $469,500; Jim Collord, Vice President and Director: $420,000; Larry Thackery, former Chief Financial Officer: $215,125. The total deferred compensation for these officers at December 31, 2025 and December 31, 2024 was $1,104,625.

Private Placement Transactions with Related Parties

During the year ended December 31, 2025, certain greater-than-five percent shareholders participated in the Company's private placement offerings. Olivier Tielens, Henriicus Thijssen, and MFD Investment Holdings SA each purchased units consisting of shares of common stock and warrants under the same terms and conditions offered to other investors in the respective private placements. The Company received cash proceeds consistent with the subscription agreements executed by such related parties.

Consultant Stock Option Grant

On October 1, 2025, the Company granted 1,000,000 stock options to Olivier Tielens, a greater-than-five percent shareholder, in his capacity as a non-employee consultant.(see Note 8).

6. Note Payable

In connection with the acquisition of land to support the Company's mineral exploration activities (see note 4 - Property and Equipment), the Company entered into a seller-financed promissory note during the year ended December 31, 2025. On December 9, 2025, the Company issued a promissory note with an initial principal balance of $205,000 to finance a portion of the purchase price of the Acree land acquisition. The note is secured by the underlying land acquired pursuant to a deed of trust. The note bears simple interest at a fixed rate of 5% per annum and requires five annual payments of $47,350, with payments due on December 5 of each year from 2026 through 2030. The final payment fully satisfies the obligation. As of December 31, 2025, the outstanding principal balance of the note payable was $205,000, of which $37,100 was classified as the current portion of note payable, and $167,900 was classified as long-term debt in the accompanying consolidated balance sheet. The stated interest rate on the promissory note was evaluated and determined to be reasonable based on market conditions at the time of issuance; therefore, no imputed interest was required. Interest expense is recognized over the term of the note based on the outstanding principal balance.

Future principal maturities of the note payable as of December 31, 2025 are as follows:

Year	Principal Payments
2026	$37,100
2027	$38,955
2028	$40,902
2029	$42,948
2030	$45,095
Total	$205,000

7. Stockholders' Equity

The Company's common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001. The Company also has 22,400,000 warrants outstanding as of December 31, 2025, with a weighted average exercise price of $0.18 and a weighted average life of 1.73 years.

Additional information regarding warrant activity is presented below.

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2024	12,400,000	$0.10
Issued	10,000,000	0.29
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2025	22,400,000	$0.18

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

On April 15, 2025, the Company Board approved a private placement financing of 10,000,000 units at a price of $0.12 per unit for total proceeds to the company of $1,200,000.  Each unit includes one share of common stock and one-half warrant to purchase one share of common stock, exercisable for 2 years from the close of the offering at an exercise price of $0.18 per share. On May 25, 2025, the Company closed the private placement of 10,000,000 units for aggregate proceeds of $1,200,000.  No placement agent fees were paid during the offering.

On October 1, 2025, the Company Board approved a private placement financing of 10,000,000 units at a price of $0.25 per unit for total proceeds to the Company of $2,500,000.  Each unit includes one share of common stock and one-half warrant to purchase one share of common stock, exercisable for 2 years from the close of the offering at an exercise price of $0.40. On October 24, 2025, the Company completed a non-brokered private placement financing pursuant to the Board's approval on October 1, 2025.

On October 22, 2025, in connection with the private placement approved by the Board on October 1, 2025, the Company received a subscription agreement from an investor for 200,000 shares of common stock and 100,000 common stock purchase warrants for $50,000. As of December 31, 2025, the investor had not received the stock certificates.

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

On February 7, 2025, the Company issued 3,045,000 stock options to officers and directors of the Company. The options are exercisable on or before February 7, 2030, and have an exercise price of $0.10. The options were fully vested upon grant. The fair value of the options was determined to be $325,815 using the Black Scholes model. As the options were fully vested at issuance, the entire fair value was recognized as share-based compensation expense, included as part of management and administrative expenses on the Statement of Operations, for the period ended December 31, 2025. The Company recognized $10,700 in compensation expense for share-based payment awards issued to non-employees as part of the total compensation expense recognized during the same period.

On June 18, 2025, the Company granted 2,295,000 stock options to certain officers and directors. The options are exercisable at $0.20 per share and expire on June 18, 2030. The options were fully vested upon grant. The fair value of the options was determined to be $445,230 using the Black-Scholes valuation model. As the options were fully vested at issuance, the entire fair value was recognized as share-based compensation expense during the period December 31, 2025. This expense was included in management and administrative expenses on the Company's Statement of Operations. The Company recognized $39,000 in compensation expense for share-based payment awards issued to non-employees as part of the total compensation expense recognized during the same period. On October 1, 2025, the Company's Board approved the recission of the stock options granted on June 18, 2025, to all directors, except for management, reducing the options from 2,295,000 to 450,000.

On October 1, 2025, the Company issued 1,000,000 stock options to Olivier Tielens. The options are exercisable on or before October 1, 2030, and have an exercise price of $0.25. The fair value of the options was determined to be $353,000 using the Black Scholes model. The options were fully vested upon grant and the entire fair value was recognized as share-based compensation expense, included as part of management and administrative expenses on the Statement of Operations, for the period ended December 31, 2025.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

	October 1, 2025	June 18, 2025	February 7, 2025
Stock price	$.37	$0.20	$0.11
Exercise price	$0.25	$0.20	$0.10
Expected volatility	163.7%	167.2%	170.7%
Expected dividends	-	-	-
Expected terms (in years)	5.0	5.0	5.0
Risk-free rate	3.68%	3.98%	4.33%

During the year ended December 31, 2025, a total of 1,950,000 options expired, including 1,630,000 options that expired on March 29, 2025. The remaining expirations relate to options previously granted to former consultants that were not exercised within the contractual post-termination exercise period.

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2023	4,775,000	$0.09
Expired	(1,325,000)	0.09
Outstanding and exercisable at December 31, 2024	3,450,000	$0.09
Granted	6,340,000	0.16
Expired	(1,950,000)	0.10
Canceled	(1,845,000)	0.18
Outstanding and exercisable at December 31, 2025	5,995,000	$0.13

The average remaining contractual term of the options outstanding and exercisable at December 31, 2025, was 3.5 years. At December 31, 2025, options outstanding and exercisable had an aggregate intrinsic value of $3,566,875 based on the Company's stock price of $0.725 at December 31, 2025.

9. Income Taxes

The Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, effective January 1, 2025. The adoption did not have a material impact on the Company's financial statements but resulted in expanded income tax disclosures.

The Company did not recognize a tax provision during 2025 and 2024. The company paid the Idaho minimum tax of $30 in 2025 and 2024.

Significant components of net deferred tax assets at December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
NOL carryforward	2,268,000	1,893,300
NOL carryforward Idaho	452,000	507,000
Capital Loss Carryforward	262,000	267,000
Share-based compensation	364,000	82,000
Deferred compensation	278,000	283,900
Investments	3,000	-
Mineral properties	222,000	166,000
	3,849,000	3,199,200

Deferred tax liabilities:
Investment in OGT	(140,000)	(143,000)

Net deferred tax asset	3,709,000	3,056,200
Less valuation allowance	(3,709,000)	(3,056,200)
Net deferred tax asset	$-	$-

The Company fully reserved the deferred tax asset as of December 31, 2025 and 2024, as management of the Company cannot determine that it's more likely than not that, the Company will realize the benefits of the deferred tax assets.

At December 31, 2025, the Company has approximately $10.8 million of federal and state net operating loss carry forwards. $7.5 million of the federal net operating losses will expire between 2028 and 2045 and $3.3 million of the losses were incurred after 2017 and can be carried forward indefinitely, although the usage of these net operating losses is limited to 80% of taxable income in future years. The Idaho State net operating loss carryforward expires between 2028-2045.

The income tax benefit for the years ended December 31, 2025 and 2024 differs from the statutory rate as follows:

	2025		2024
(Provision)/benefit at statutory rate	594,300	21.0%	132,500	21.0%
State taxes - Idaho	118,600	4.19%	29,700	4.7%
Meals, entertainment, penalties	(1,500)	-0.05%
Change in state tax rate	(59,400)	-2.10%
Miscellaneous permanent differences			(30,050)	-5.1%
Change in prior year tax estimate	800	0.3%	1,630	0.3%
Change in valuation allowance	(652,800)	-23.07%	(133,780)	-20.9%
Total	$-		$-

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized. The Company is subject to possible tax examinations for the years 2023 through 2025. Prior year tax attributes could be adjusted by taxing authorities. If applicable, the Company will deduct interest and penalties as interest expense on the financial statements.

10. Leases

The Company renewed its office operating lease on February 1, 2023, for 24 months. The Company entered into a two -year operating lease for its corporate office space for a total lease payment of $41,625. A lease liability and corresponding right-of-use asset of $38,701 was recognized on the lease inception date, February 1, 2023. This lease ended on January 31, 2025.  During the year ended December 31, 2025, the Company paid $1,771 in lease payments, with imputed interest of $46.

On February 1, 2025, the Company entered into an office lease agreement for a term of 12 months through January 31, 2026. Because the lease term did not exceed 12 months and did not contain a purchase option, the Company elected the short-term lease exemption under ASC 842 and did not recognize a right-of-use asset or lease liability related to this lease. Total short-term lease expense recognized for the year ended December 31, 2025, was approximately $39,454.

In December 2025, the Company entered into a new 12-month office lease agreement for the period February 1, 2026 through January 31, 2027. The Company evaluated the lease under ASC 842 and determined that the lease qualifies for the short-term lease exemption, as the lease term is 12 months or less and does not contain a purchase option or renewal option. Accordingly, no right-of-use asset or lease liability was recognized as of December 31, 2025, related to this lease. Lease payments are recognized as lease expense on a straight-line basis over the lease term.

11. Subsequent Events

On January 29, 2026, the Compensation Committee of the Board of Directors approved the grant of 150,000 stock options to a consultant and 50,000 stock options to an employee. The options were granted with an exercise price of $0.77 per share, expire five years from the date of grant, and vest immediately upon issuance.

On January 6, 2026, a consultant exercised stock options to purchase an aggregate of 250,000 shares of the Company's common stock. The options exercised consisted of 100,000 shares at an exercise price of $0.10 per share and 150,000 shares at an exercise price of $0.20 per share. The Company received aggregate gross proceeds of $40,000 in connection with the exercise and issued 250,000 shares of common stock in accordance with the terms of the applicable stock option agreements.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2025, there were no changes in independent audit firms or consulting firms who provide accounting assistance.

During the year ended December 31, 2025, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and concluded that internal control over financial reporting was effective as of December 31, 2025, based on these criteria.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting because the Company is a Smaller Reporting Company and is not required to provide such report.

Changes in internal controls over financial reporting

On April 10, 2025, the Company entered into a services agreement with Ascent CFO Solutions, LLC to provide outsourced financial consulting services. This engagement was intended to enhance the Company's technical accounting oversight and financial reporting processes and to remediate the material weakness previously identified in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2024. Management evaluated the remediation efforts and concluded that the previously identified material weakness had been remediated as of December 31, 2025.

Other than the remediation actions described above, there were no changes in the Company's internal control over financial reporting during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This section sets forth certain information with respect to the Company's current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2025.

Directors and Executive Officers:

Name	Age	Position with the Company	Director Since
Eric T. Jones	63	President, Chief Executive Officer, Director	March 2006
Ron Espell	65	Chief Operating Officer (COO)	February 2025
Rocky Chase	60	Vice President of Operations	February 2025
E. James Collord	79	VP & Director	Since 1978
Paul Beckman	72	Director	February 2017
Ralph Noyes	78	Director, Chairman of the Board	May 2016
Douglas J. Glaspey	73	Director	June 2008
Larry D. Kornze	78	Director	January 2013
James A. Sabala	71	Director	October 2016

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

James A. Sabala was appointed as Director on October 27, 2016.  Mr. Sabala brings 38 years of financial mining experience, graduated from the University of Idaho with a B.S. Business, Summa Cum Laude in 1978, and currently resides near Coeur d`Alene, Idaho. Prior to his retirement in May, 2016, Mr. Sabala was Senior Vice President and Chief Financial Officer of Hecla Mining Company, a silver, gold, lead and zinc mining company with operations throughout North America and Mexico.  Mr. Sabala was appointed Chief Financial Officer in May 2008 and Senior Vice President in March 2008.  Prior to his employment with Hecla Mining Company, Mr. Sabala was Executive Vice President - Chief Financial Officer of Coeur Mining from 2003 to February 2008.  Mr. Sabala also served as Vice President-Chief Financial Officer of Stillwater Mining Company from 1998 to 2002.  Mr. Sabala has served as a director of Arch Coal (NYSE:ACI) since February, 2015 until October 2016, and currently serves as a director of Seva Mining Corp (TSX-V: SEVA).

Directorships in reporting companies:

James Sabala is the only director of the Registrant that is a director of another corporation subject to the requirements of Section 12 or Section 15(d) of the Exchange Act of 1934.

Significant Employees:

Three of the Company's current and former officers have deferred compensation for services rendered since April 1, 2015. Deferred compensation has been periodically terminated and reinstated over the years to manage the Company's liquidity. As of December 31, 2024, the officers' deferred compensation balances are as follows: Eric Jones, President and Chief Executive Officer - $469,500; Jim Collord, Vice President and Director - $420,000; and Larry Thackery, former Chief Financial Officer - $215,125, totaling $1,104,625.

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

Family Relationships:

None.

Involvement in Certain Legal Proceedings:

None of the officers and directors of the Registrant have been involved in any bankruptcy, insolvency, or receivership proceedings as an individual or member of any partnership or corporation; none have ever been convicted in a criminal proceeding or is the subject of a criminal proceeding presently pending.  None have been involved in proceedings concerning his ability to act as an investment advisor, underwriter, broker, or dealer in securities, or to act in a responsible capacity for an investment company, bank savings and loan association, or insurance company or limiting his activity in connection with the purchase and sale of any security or engaging in any type of business practice. None have been enjoined from engaging in any activity in connection with any violation of federal or state securities laws nor have been involved in a civil action regarding the violation of such laws.

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, no persons failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2025.

Audit Committee:

The Company's Board of Directors is responsible for the oversight and management of the Company.  On January 28, 2010, an Audit Committee was designated from members of the Board and currently consists of Douglas Glaspey, Ralph Noyes, and James Sabala as independent members of the committee. Mr. Noyes and Mr. Sabala are both considered financial experts. The Board believes that the members of the Audit Committee have sufficient experience to oversee the Company's financial reporting and internal controls but will evaluate the appointment of a financial expert as the Company grows. Effective January 2026, Mr. Sabala serves as Chair of the Audit Committee.

Compensation Committee:

The Purpose of the Compensation Committee is to conduct an annual review to determine whether the Company's executive compensation program is meeting the goals and objectives set by the Board of Directors. The Compensation Committee provides recommendations to the Board, the compensation for the Chief Executive Officer and directors, including salaries, incentive compensation levels and stock awards, and reviews and approves compensation proposals made for the other executive officers.  During Fiscal 2025, the Compensation Committee consists of the following independent members: Doug Glaspey and Ralph Noyes. Mr. Glaspey is the Chair of the Compensation Committee.  The Board first appointed the Compensation Committee in May of 2012. The Committee meets at least once per calendar year.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the Directors' duties associated with the Company's business. There are currently no other compensation arrangements for the Company's Directors. The following table provides certain summary information for the fiscal year ended December 31, 2025, and 2024 concerning compensation awarded to, earned by or paid to our Executive Officers and Directors:

						Incentive	Deferred	All Other
				Stock	Option	Plan	Compensation	Compensation
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Directors Fee		Total
Position	Year	($US)	($US)	($US)	($US)	($US)	($US)	($US)		($US)
Jim Collord,	2025				29,425			1,500		$30,925
V.P./Director	2024								$

Eric T. Jones	2025	124,000			48,150			1,000		$172,150
President/CEO/CFO	2024	121,000								$121,000

Paul Beckman	2025				27,820			1,000		$28,820
Director	2024								$

Doug Glaspey	2025				34,240			2,000		$36,240
Director	2024								$

Larry Kornze	2025				26,750			1,000		$27,750
Director	2024								$

Ralph Noyes	2025				36,380			2,000		$38,380
Director	2024								$

James A. Sabala	2025				32,100			2,000		$34,100
Director	2024								$

Ron Espell	2025				55,850					$55,850
COO	2024								$

Rocky Chase	2025	248,888			19,400					$268,288
V.P. of Operations	2024	5,032								$5,032

There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation, or retirement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our Named Executive Officers as of December 31, 2025:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Exercise Price ($)	Option Expiration Date
Eric T. Jones	610,000	0.10	February 7, 2030
Ron Espell	250,000	0.10	February 7, 2030
Ron Espell	150,000	0.20	June 18, 2030
Rocky Chase	250,000	0.10	February 7, 2030
Rocky Chase	100,000	0.20	June 18, 2030

All outstanding options were granted pursuant to the Company's Stock Incentive Plan and were fully vested as of December 31, 2025.

Option Exercises and Stock Vested

There were no exercises of stock options during the years ended December 31, 2025 or 2024 by our Named Executive Officers.

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

Employment Contracts:

During 2025, there were three Company employees - Eric Jones, Jim Collord, and Larry Thackery.  They were employed per resolution of the Board and other than an hourly salary, plus normal burden, there are no other contractual understandings in the resolutions.  Each is reimbursed for the use of personal office equipment and phones, and Jim and Eric are reimbursed for health insurance and related costs up to a set maximum amount, when the Company is financially able to cover the reimbursements.

Share-Based Payments:

During the year ended December 31, 2025, the Company granted stock options to certain officers and directors pursuant to the Company's Stock Incentive Plan. The options were granted on February 7, 2025 at an exercise price of $0.10 per share and on June 18, 2025 at an exercise price of $0.20 per share. All options granted during 2025 were fully vested upon grant pursuant to an exception permitted under the SIP.

The grant-date fair value of the options was determined using the Black-Scholes option pricing model and is reflected in the "Option Awards" column of the Summary Compensation Table above. Because the options were fully vested at issuance, the entire grant-date fair value was recognized as share-based compensation expense during the year ended December 31, 2025. No stock options were granted during 2024.

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

The Company did not grant stock options to employees during 2024. During 2025, the Company granted stock options to certain officers and directors pursuant to its Stock Incentive Plan. The Company does not time option grants to coincide with the release of material nonpublic information.

Recovery of Incentive-Based Compensation

The Company does not currently maintain a policy regarding the recovery of incentive-based compensation from its executive officers in the event of a financial restatement or misconduct. The Company is in the process of adopting a clawback policy in light of recent SEC rulemaking under Exchange Act Rule 10D-1.

The Company did not recover, nor seek to recover, any erroneously awarded compensation during the fiscal year ended December 31, 2025.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2025, by:

  the Company's named executive officers;
  the Company's directors;
  all of the Company's executive officers and directors as a group; and each person who is known to beneficially own more than 5% of the Company's issued and outstanding shares of common stock.
Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Beneficial Ownership(1)	Amount Stock Option Ownership	Amount Warrant Ownership
Directors, Executive Officers & More than 5% Owners
E. James Collord - VP/ Dir	3,083,205(2)(3)	3.29%	435,000	-
Eric T. Jones - President/CEO/Dir	5,243,752(2)	5.59%	610,000	-
Paul Beckman - Dir	11,448,645(4)	12.22%	430,000	-
Doug Glaspey - Dir	800,000(2)	.85%	550,000	-
Larry D. Kornze - Dir	415,000	0.44%	410,000	-
James A. Sabala - Dir	520,000.55%		520,000	-
Ralph Noyes - Dir	730,000.78%		580,000	-
Ron Espell - COO	665,000.71%		400,000	-
Rocky Chase - VP of Operations	450,000	0.48%	350,000	-
Oliver Tielens - Consultant	15,500,000	15.38%	1,000,000	6,500,000
MFD Investment Holdings SA - Shareholder	11,470,000	11.66%	-	5,110,000
Henriicus Thijssen - Shareholder	9,000,000	9.35%	-	3,000,000
All current executive officers and directors as a group	59,325,602	52.43%	5,285,000	14,610,000

(1) Based on 93,255,579 shares of common stock issued and outstanding as of December 31, 2025, together with all applicable options and warrants for each stockholder. Shares of our stock subject to options are deemed outstanding for computing the percentage or ownership of the persons holding such options.

(2) Sole voting and investment power.
(3) Includes 110,000 shares Mr. Collord controls for son, Jerritt Collord, as well as 225,000 he controls for his sister, Kay Meier.
(4) Includes 5,000,000 shares held in P & F Development, a Private Company.

As of December 31, 2025, Olivier Tielens beneficially owned 15,500,000 shares of the Company's common stock, representing approximately 15.38% of the Company's outstanding common stock. Mr. Tielens' beneficial ownership consists of 8,000,000 shares of common stock, 1,000,000 shares issuable upon exercise of stock options that are exercisable within 60 days of December 31, 2025, and 6,500,000 shares issuable upon exercise of warrants that are exercisable within 60 days of December 31, 2025.

As of December 31, 2025, MFD Investment Holdings SA beneficially owned 11,470,000 shares of the Company's common stock, representing approximately 11.66% of the Company's outstanding common stock. MFD Investment Holdings SA's beneficial ownership consists of 6,360,000 shares of common stock and 5,110,000 shares issuable upon exercise of warrants that are exercisable within 60 days of December 31, 2025.

As of December 31, 2025, Henriicus Thijssen beneficially owned 9,000,000 shares of the Company's common stock, representing approximately 9.35% of the Company's outstanding common stock. Mr. Thijssen's beneficial ownership consists of 6,000,000 shares of common stock and 3,000,000 shares issuable upon exercise of warrants that are exercisable within 60 days of December 31, 2025.

As of December 31, 2025, the number of shares of common stock that can be sold by officers, directors, principal shareholders, and others pursuant to Rule 144 was 93,255,579. As a condition to our listing on the TSX-V in 2010, our officers and directors were required to deposit their common stock totaling 4,799,239 shares, into an escrow account with Computershare Investor Services, Inc. Those escrowed shares were subject to the TSX-V's Tier 1 escrow requirement at that time. Those requirements provide for an 18-month escrow release mechanism with 25% of the escrowed securities being released on September 24, 2010 (the date our common shares commenced trading on the TSX-V), and 25% of the escrowed securities to be released every 6 months thereafter.  As of December 31, 2025, all of the escrowed shares have been released back to the officers and directors.

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

Table - Equity Compensation Plan Information

(As of December 31, 2025, or latest fiscal year-end)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in First Column) (#)
Equity Compensation Plans Approved by Security Holders	5,995,000	$0.13	3,330,558
Equity Compensation Plans Not Approved by Security Holders	0	N/A	0
Total	5,995,000	$0.13	3,330,558(1)

(1) The number of securities remaining available for issuance represents the balance of shares available under the Company's Stock Incentive Plan, which permits issuance of up to 10% of the Company's outstanding shares of common stock. As of December 31, 2025, 9,325,558 shares were available under the plan, of which 5,995,000 shares were subject to outstanding options, leaving 3,330,558 shares available for future grants.

Changes in Control:

The Board of Directors is aware of no circumstances which may result in a change of control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others:

In addition to the related parties notes payable discussed in Note 6, the Company had the following related party transactions:

During the year ended December 31, 2025, the Company completed private placement offerings of its common stock and warrants. Olivier Tielens, a greater-than-five percent (5%) beneficial owner of the Company's common stock, participated in the 2025 private placements and purchased shares of common stock and received warrants on the same terms and conditions as those offered to other investors in the private placements. Henriicus Thijssen, a greater-than-five percent (5%) beneficial owner of the Company's common stock, also participated in the 2025 private placements and purchased shares of common stock and received warrants on the same terms and conditions as those offered to other investors. MFD Investment Holdings SA, a greater-than-five percent (5%) beneficial owner of the Company's common stock, participated in the 2025 private placements and purchased shares of common stock and received warrants on the same terms and conditions as those offered to other investors in the private placements. The foregoing transactions were reviewed and approved by the Company's Board of Directors.

During the year ended December 31, 2025, the Company granted 1,000,000 stock options to Mr. Tielens pursuant to the Company's Stock Incentive Plan in connection with consulting services provided to the Company. The options were granted with an exercise price of $0.25 per share and vest in accordance with the terms of the applicable award agreement

Three officers of the Company initiated deferred compensation arrangements for services provided starting April 1, 2015. On July 31, 2018, the Company ceased expensing and deferring compensation for these officers to support the marketing efforts of the SMMI project. Subsequently, with the commencement of the BeMetals agreement, compensation for these officers resumed on May 15, 2019. The BeMetals agreement concluded on December 30, 2022.

To preserve liquidity, the Company reinstated deferred salary arrangements for Eric Jones, the Chief Executive Officer, and Larry Thackery, the former Chief Financial Officer effective August 1, 2023.

As of December 31, 2025, and December 31, 2024, the balances of the total deferred compensation for the officers and former officer, are as follows, Eric Jones, President and Chief Executive Officer: $469,500; Jim Collord, Vice President and Director: $420,000; Larry Thackery, former Chief Financial Officer: $215,125. The total deferred compensation for these officers at December 31, 2024 and December 31, 2025 was $1,104,625.

Certain Business Relationships:

Except as described above, there have been no unusual business relationships during the last fiscal year of the Registrant between the Registrant and affiliates as described in Item 404(b)(1)-(6) of the Regulation S-K.

Indebtedness of Management:

No Director or executive officer or nominee for Director, or any member of the immediate family of such has been indebted to the Company during the past year.

Directors' Stock Purchases

Stock transactions for directors and officers were reported on Form 4 or Form 5 and are available on the SEC website.

Director Independence

On December 31, 2025, Douglas Glaspey, Larry Kornze, James A. Sabala, Ralph Noyes, and Paul Beckman are independent Members of the Board of Thunder Mountain Gold Inc.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2025 as provided by Assure CPA, LLC. We expect that Assure CPA, LLC will serve as our auditors for the fiscal year 2026. Assure CPA LLC has served as an independent auditor for the Corporation since the fiscal year ended December 31, 2005. This firm is experienced in the field of auditing and mining accounting and is professionally qualified to act in the capacity of auditors.

Year Ended	December 31, 2025	December 31, 2024
Audit fees (1)	$56,825	$58,094
Audit-related fees (2)		-
All other fees (3)	152	-
Total Fees	$56,977	$58,094

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

(3) The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference:

EXHIBITS

Exhibit Number	Description of Exhibits
3.1*	Articles of Incorporation of Montgomery Mines Inc, October 30, 1935 (incorporated by reference to prior filing)
3.2*	Articles of Amendment, Montgomery Mines Inc., April 12, 1948 (incorporated by reference)
3.3*	Articles of Amendment, Montgomery Mines Inc., February 6, 1970 (incorporated by reference)
3.4*	Articles of Amendment, Montgomery Mines Inc., April 10, 1978 (incorporated by reference)
3.5*	Articles of Amendment, Thunder Mountain Gold, August 26, 1985 (incorporated by reference)
3.6*	Articles of Amendment, Thunder Mountain Gold, October 17, 1985 (incorporated by reference)
3.7*	Articles of Incorporation, Thunder Mountain Gold Inc. (Nevada), December 11, 2007 (incorporated by reference)
3.8*	Bylaws, Montgomery Mines Inc. (incorporated by reference)
3.9**	Amended and Restated Bylaws of Thunder Mountain Gold Inc.
10.1*	Agreement and Plan of Merger, Thunder Mountain Gold (Nevada)
10.2*	Form of Subscription Agreement related to 2025 Private Placement (incorporated by reference)
10.3*	Form of Warrant Agreement related to 2025 Private Placement (incorporated by reference)
10. 4*	Option Agreement dated January 14, 2025 (incorporated by reference to the Company's Form 8-K filed on September 8, 2025.
10.5*	Amendment to Option Agreement dated September 4, 2025 (incorporated by reference to the Company's Form 8-K filed on September 8, 2025).
21.1**	Subsidiaries of the Registrant
23.1**	Consent of Qualified Person for Technical Report Summary of the South Mountain Project
31.1**	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
31.2**	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
32.1**	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2**	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
95**	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
96.1*	Initial Assessment Technical Report Summary on the South Mountain Project, Owyhee County, Idaho USA S-K 1300 Report (incorporated by reference to Exhibit 96.1 to the Company's Form 10-K/A for the year ended December 31, 2023 filed with the SEC on September 11, 2024)
101**	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders' Equity (Deficit) and (v) Notes to Financial Statements
101.INS**	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by Reference.

** Filed herewith.

DOCUMENTS INCORPORATED BY REFERENCE

None

SIGNATURES

Pursuant to the requirements of Section 143 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

By /s/ Eric T. Jones

Eric T. Jones

President, Director and Chief Executive Officer

Date: March 31, 2026

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By /s/ Eric T. Jones

Eric T. Jones

Principal Financial Officer

Date: March 31, 2026