Form 10-Q
period 2026-03-31
THUNDER MOUNTAIN GOLD INC
filed 2026-05-12
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to  __________

Commission File Number: 001-08429

THUNDER MOUNTAIN GOLD, INC.

(Exact name of Registrant as specified in its charter)

Nevada	91-1031015
(State or other jurisdiction of incorporation or organization)	(IRS identification No.)

11770 W President Dr. STE F
Boise, Idaho	83713-8986
(Address of Principal Executive Offices)	(Zip Code)

(208) 658-1037
(Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

☐  Yes  ☒  No

Number of shares of issuer's common stock outstanding at May [06], 2026: [93,505,579]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Thunder Mountain Gold, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
March 31, 2026 and December 31, 2025
	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	1,813,057	$2,592,167
Subscription receivable	-	50,000
Prepaid expenses and other assets	118,796	56,058
Total current assets	1,931,853	2,698,225

Property and equipment, net (Note 4)	803,969	592,645

Total assets	2,735,822	$3,290,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	86,761	$177,371
Accrued legal fees	131,685	131,685
Note payable - current (Note 6)	37,100	37,100
Deferred compensation (Note 5)	1,104,625	1,104,625
Total current liabilities	1,360,171	1,450,781

Note payable - long term (Note 6)	167,900	167,900
Accrued reclamation costs	86,380	86,380
Total liabilities	1,614,451	1,705,061

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 93,505,579 and 93,255,579 shares issued and outstanding, respectively (See Note 7)	93,506	93,256
Additional paid-in capital	12,152,662	11,976,592
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Less: Subscription receivable	(50,000)	-
Accumulated deficit	(11,220,236)	(10,629,478)
Total Thunder Mountain Gold, Inc stockholders' equity	951,732	1,416,170
Noncontrolling interest in Owyhee Gold Trust (Note 3)	169,639	169,639
Total stockholders' equity	1,121,371	1,585,809
Total liabilities and stockholders' equity	2,735,822	$3,290,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc. Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating expenses:
Exploration	$167,128	$67,073
Legal and accounting	95,186	45,810
Management and administrative	332,281	428,463
Total operating expenses	594,595	541,346

Net operating loss	(594,595)	(541,346)

Other income (expense):
Other	3,837	1,046
Total other income (expense)	3,837	1,046

Net loss	(590,758)	(540,300)
Net income - noncontrolling interest in Owyhee Gold Trust	-	-
Net loss - Thunder Mountain Gold, Inc.	$(590,758)	$(540,300)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding-basic and diluted	93,488,912	73,255,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(590,758)	$(540,300)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	136,320	325,815
Noncash lease expense		(46)
Change in:
Prepaid expenses and other assets	(62,738)	3,939
Accounts payable and other accrued liabilities	(90,610)	(37,021)
Net cash used in operating activities	(607,786)	(247,613)

Cash flows from investing activities:
Acquisition of mineral property	(211,324)	-
Net cash used in investing activities	(211,324)	-

Cash flows from financing activities:
Proceeds from issuances of stock and warrants		130,000
Proceeds from exercise of stock options	40,000
Net cash provided by financing activities	40,000	130,000

Net increase (decrease) in cash and cash equivalents	(779,110)	(117,613)
Cash and cash equivalents, beginning of period	2,592,167	481,322
Cash and cash equivalents, end of period	$1,813,057	$363,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc. Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the three months ended March 31, 2026 and 2025
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Subscription Receivable	Accumulated Deficit	Non- Controlling Interest in OGT	Total

Balances at January 1, 2025	73,255,579	$73,256	$7,172,547	$(24,200)	-	$(7,799,719)	$169,639	$(408,477)
Stock based compensation	-	-	325,815	-	-	-	-	325,815
Net loss	-	-	-	-	-	(540,300)	-	(540,300)
Balances at March 31, 2025	73,255,579	$73,256	$7,498,362	$(24,200)	$-	$(8,340,019)	$169,639	$(622,962)

Balances at January 1, 2026	93,255,579	$93,256	$11,976,592	$(24,200)	$-	$(10,629,478)	$169,639	$1,585,809
Issuance of stock for stock options exercised	250,000	250	39,750	-	-	-	-	40,000
Stock based compensation	-	-	136,320	-	-	-	-	136,320
Subscription Receivable	-	-	-	-	(50,000)	-	-	(50,000)
Net loss	-	-	-	-	-	(590,758)	-	(590,758)
Balances at March 31, 2026	93,505,579	$93,506	$12,152,662	$(24,200)	$(50,000)	$(11,220,236)	$169,639	$1,121,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Summary of Significant Accounting Policies and Business Operations

The interim condensed consolidated financial statements of Thunder Mountain Gold, Inc. and its subsidiaries (collectively, "Thunder Mountain", "THMG", or "the Company") are unaudited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, and disclosures necessary for the fair statement of these interim statements have been included. The results reported in these interim statements may not be indicative of the results which will be reported for the year ending December 31, 2026. The condensed consolidated December 31, 2025 balance sheet data was derived from audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the applicable reporting period. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion to common shares, except where their inclusion would be anti-dilutive. For the three months ended March 31, 2026 and 2025, outstanding warrants of 22,400,000 and 12,400,000, respectively, and outstanding stock options of 5,945,000 and 4,865,000, respectively, were excluded from the calculation of diluted earnings per share, as their effect would have been anti-dilutive due to the net loss for the periods.

2. Mineral Interest Commitments

The Company holds leases pertaining to land parcels adjacent to its South Mountain patented and unpatented mining claims. The details of these leases are as follows:

Lowry Lease:

On October 24, 2008, the Company executed a lease agreement with William and Nita Lowry for a duration of 6 years, encompassing 376 acres at a rate of $20 per acre. Following the passing of the original lessors, the lease was inherited by Michael Lowry, their son. On October 24, 2025, the Company entered into an extension of the lease agreement with Michael for an additional 21-year term through October 24, 2046. Under the amended agreement, annual lease payments are $40 per acre for the first seven-year period, $50 per acre for the second seven-year period, and $60 per acre for the final seven-year period.

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

Idaho State Mineral Lease:

In March 2026, the Company was awarded mineral lease rights on approximately 3,500 acres of Idaho state land through a competitive auction process and submitted a winning bid of $210,000. In connection with the proposed lease, the Company also paid 2026 lease rent of $10,495 and a minimum annual royalty of $10,000.

As of March 31, 2026, the lease was subject to final approval by the Idaho State Land Board and had not yet been formally executed. Upon execution, the lease is expected to have a 20-year term and require ongoing annual lease payments and minimum royalty obligations to maintain the lease in good standing.

Unpatented Mining Claims:

The Company holds unpatented mining claims in the Trout Creek area in Nevada and the South Mountain Project in Idaho. The number of claims at the South Mountain Project increased significantly during 2025 as a result of additional claim staking activities.

The claim fees are paid on these unpatented claims annually as follows:

Target Area	2026
Trout Creek - State of Nevada	$5,200
Trout Creek - Lander County, Nevada	324
South Mountain - BLM	109,928
Total	$115,452

3. South Mountain Project

SMMI Joint Venture - OGT, LLC

The Company's wholly owned subsidiary SMMI is the sole manager of the South Mountain Project in its entirety through a separate Mining Lease with Option to Purchase ("Lease Option") with the Company's majority-owned subsidiary OGT.  SMMI has an option to purchase the South Mountain mineral interest for a capped $5 million less net returns royalties paid through the date of exercise. The Lease Option expires in November 2026.  If SMMI exercises the option, the option payment of $5 million less advance royalties will be distributed 100% by OGT to OGT's minority member, ISGCII.  Under the Lease Option, SMMI paid an annual $5,000 net returns royalty to OGT through the maturity of the agreement, and no further payment remains due.

Under the OGT operating agreement, SMMI and ISGC II have 75% and 25% ownership, respectively, in OGT. SMMI is the sole manager and pays all expenses for exploration and development of the property.  The Company has established 75% ownership and full management of the property. OGT's financial information is included 100% in the Company's condensed consolidated financial statements as of March 31, 2026 and December 31, 2025, and for the periods ended March 31, 2026 and 2025.

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

As of March 31, 2026, THMG has recorded $203,498 from MFD related to project expenditures, recognized as a reduction to exploration expenses. No cash was received during the three months ended March 31, 2026; however, the Company recorded a $13,780 receivable for reimbursable project expenditures incurred during the period.

4. Property and Equipment

During the three months ended March 31, 2026, the Company was awarded mineral lease rights on approximately 3,500 acres of Idaho state land through a competitive auction process. The Company submitted a winning bid of $210,000, which represents the cost to acquire the leasehold interest. In addition, the Company incurred $1,324 of legal fees directly attributable to securing the lease. These costs have been capitalized as mineral properties.

The Company's property and equipment are as follows:

	March 31, 2026	December 31, 2025
Vehicles	$22,441	$22,441
Construction Equipment	30,407	30,407
Mining Equipment	42,696	42,696
	95,544	95,544
Accumulated Depreciation	(95,544)	(95,544)
	-	-
Mineral properties	211,324	-
Land	592,645	592,645
Total Property and Equipment	$803,969	$592,645

5. Related Party Transactions

Board of Directors Compensation

The Company paid its Board of Directors a total of $42,000 during the period ended March 31, 2026, consisting of $21,000 related to amounts accrued as of December 31, 2025 and $21,000 for services provided during the three months ended March 31, 2026.

Deferred Compensation

As of March 31, 2026, and December 31, 2025, the balances of the total deferred compensation for the officers, are as follows, Eric Jones, President and Chief Executive Officer: $469,500; Jim Collord, Technical Advisor: $420,000; Larry Thackery, former Chief Financial Officer: $215,125. The total deferred compensation for these officers at March 31, 2026 and December 31, 2025 was $1,104,625.

6. Note Payable

In December 2025, the Company issued a seller-financed promissory note in connection with the acquisition of land. The note has an initial principal balance of $205,000, is secured by the underlying land, and bears interest at 5% per annum. The note requires five annual payments of $47,350, due each December from 2026 through 2030.

As of March 31, 2026, the outstanding principal balance was $205,000, of which $37,100 was classified as current and $167,900 as long-term. In addition, the Company had accrued interest of $2,562 as of March 31, 2026, which is included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

Future principal maturities of the note payable as of March 31, 2026 are as follows:

Year	Principal Payments
2026	$37,100
2027	$38,955
2028	$40,902
2029	$42,948
2030	$45,095
Total	$205,000

7.  Stockholders' Equity

The Company's common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001. The Company also has 22,400,000 warrants outstanding as of March 31, 2026, with a weighted average exercise price of $0.18 and a weighted average life of 1.48 years. No warrants were issued, exercised, or expired during the three months ended March 31, 2026, and there were no changes to the number of warrants outstanding during the period.

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

On January 29, 2026, the Company granted 200,000 stock options to one employee and a consultant. The options are exercisable at $0.77 per share and expire on January 28, 2031. The options were fully vested upon grant. The fair value of the options was determined to be $136,320 using the Black-Scholes valuation model. As the options were fully vested at issuance, the entire fair value was recognized as share-based compensation expense during the three months ended March 31, 2026. This expense was included in management and administrative expenses on the Company's Condensed Consolidated Statement of Operations. The Company recognized $102,240 in compensation expense for share-based payment awards issued to non-employees as part of the total compensation expense recognized during the same period.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

January 29, 2026
Stock price	$0.74
Exercise price	$0.77
Expected volatility	156.11%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	3.80%

During the three months ended March 31, 2026, the Company received proceeds of $40,000 from the exercise of 250,000 stock options, including 100,000 options at an exercise price of $0.10 per share and 150,000 options at an exercise price of $0.20 per share.

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2025	5,995,000	$0.13
Granted	200,000	0.77
Exercised	(250,000)	0.16
Outstanding and exercisable at March 31, 2026	5,945,000	$0.15

The weighted average remaining contractual term of options outstanding and exercisable at March 31, 2026 was 3.29 years. As of March 31, 2026, the aggregate intrinsic value of options outstanding and exercisable was $3,569,250, based on the Company's closing stock price of $0.75 per share on that date.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A. - Risk Factors in our 2025 Annual Report on Form 10-K and in Part II, Item 1A. - Risk Factors in this Quarterly Report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Thunder Mountain Gold, Inc. or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company owns 100% of the outstanding stock of Thunder Mountain Resources, Inc., a Nevada Corporation. Thunder Mountain Resources, Inc. owns 100% of the outstanding stock of South Mountain Mines, Inc. (SMMI), an Idaho Corporation. Thunder Mountain Resources, Inc. completed the direct purchase of 100% ownership of South Mountain Mines, Inc. on September 27, 2007, which at the time, consisted of 17 patented mining claims (approximately 327 acres) located in Owyhee County in southwestern Idaho. After the purchase, Thunder Mountain Resources staked an additional 34 unpatented lode claims covering approximately 550 acres and leased approximately 489 acres of private minerals and land. The Company subsequently acquired additional surface and mineral rights, including a 360-acre millsite property, and has continued to expand its land position through additional claim staking, lease agreements, and acquisitions of private mineral lands.

The Company's plan of operation for the next twelve months, subject to available capital and market conditions, will be to continue to advance the South Mountain Project, including continued baseline environmental and engineering work necessary to complete a Preliminary Economic Analysis (PEA). The Company plans to continue to pursue and evaluate options to advance the South Mountain Project and acquire additional properties through partnerships, joint ventures, option agreements, and strategic relationships.

Financial Condition

Results of Operations:

For the three months ended March 31, 2026, the Company incurred a net loss of $590,758, compared to a net loss of $540,300 for the comparable period in 2025. The increase in net loss was primarily attributable to higher exploration expenditures and increased professional fees, partially offset by lower stock-based compensation expense during the current period.

Three-month period comparisons

Operating expenses for the three months ended March 31, 2026 totaled $594,595, an increase of $53,249, or 10%, compared to $541,346 for the prior year period. This increase was primarily attributable to expanded exploration activities and higher legal and accounting expenses, partially offset by lower stock-based compensation expense during the current period.

Exploration expenditures totaled $167,128 for the three months ended March 31, 2026, compared to $67,073 for the same period in 2025, representing an increase of $100,055, or 149%. The increase was driven by expanded exploration efforts related to the advancement of the Company's mineral interests.

Legal and accounting expenses totaled $95,186 for the three months ended March 31, 2026, compared to $45,810 for the same period in 2025, representing an increase of $49,376, or 108%. The increase primarily reflects higher professional service fees associated with financial reporting, regulatory compliance, and ongoing corporate activities.

Management and administrative expenses totaled $332,281 for the three months ended March 31, 2026, compared to $428,463 for the same period in 2025, representing a decrease of $96,182, or 22%. The decrease was primarily attributable to lower stock-based compensation expense recognized during the current period.

Liquidity and Capital Resources

The Company is in the exploration stage and has not generated revenues from operations. Accordingly, the Company is dependent upon external financing to fund its operations and advance its exploration activities.

As of March 31, 2026, the Company had cash and cash equivalents of $1,813,057 compared to cash and cash equivalents of $2,592,167 as of December 31, 2025. As of May 05, 2026, the Company had cash and cash equivalents of $1,677,457. Management believes the Company's existing cash resources are sufficient to fund its planned operations for at least the next twelve months.

The Company's future liquidity and capital requirements will depend on many factors, including the timing and cost of its exploration activities, evaluation of strategic alternatives and related decisions, and regulatory requirements. The Company's short-term liquidity needs consist primarily of exploration expenditures, lease payments, salaries, administrative expenses, and required principal and interest payments under the seller-financed promissory note issued in December 2025. Longer-term liquidity requirements include potential construction and equipment costs if the Company is able to advance its mining project toward production.

If the Company does not have sufficient cash to complete its exploration programs, it intends to seek additional funding through equity or debt financings or adjust its business plans accordingly. The Company may also consider alternative sources of funding, including potential mergers, asset sales, or additional agreements related to its exploration properties.

During the three months ended March 31, 2026, the Company used net cash in operating activities of $607,786, compared to net cash used in operating activities of $247,613 for the same period in 2025. The increase in cash used in operating activities during the current period was primarily attributable to higher operating expenditures associated with expanded exploration activities and increased professional fees.

During the three months ended March 31, 2026, net cash used in investing activities was $211,324, compared to no investing activity during the same period in 2025. Investing activity in the current period consisted of expenditures related to the acquisition of mineral properties.

During the three months ended March 31, 2026, net cash provided by financing activities was $40,000, compared to $130,000 for the same period in 2025. Financing activities during the current period consisted of proceeds from the exercise of stock options, while the prior period included proceeds from the issuance of common stock and warrants.

The Company experienced a net decrease in cash and cash equivalents of $779,110 for the three months ended March 31, 2026, compared to a net decrease of $117,613 for the same period in 2025.

Going Concern

The condensed consolidated financial statements included in this Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

The Company is in the exploration stage and has not generated revenues from operations. As of the date of this report, management believes the Company has sufficient cash to meet its normal operating requirements for at least the next twelve months. However, the Company's ability to continue to advance its exploration activities is dependent on its ability to obtain additional financing.

The Company plans, as funding allows, to continue advancing its South Mountain Project and to conduct exploration activities on its mineral properties. The extent and timing of these activities will depend on the availability of capital.

There can be no assurance that additional financing will be available on acceptable terms, or at all. If additional financing is not obtained, the Company may be required to reduce or delay its exploration activities and other expenditures in order to conserve cash and maintain its mineral property interests.

Contractual Obligations

The Company holds several leases pertaining to land parcels adjacent to its South Mountain patented and unpatented mining claims. The details of these leases are as follows:

Lowry Lease:

On October 24, 2008, the Company executed a lease agreement with William and Nita Lowry for a duration of 6 years, encompassing 376 acres at a rate of $20 per acre. The lease incorporated an option to extend for an additional 10 years at a revised rate of $30 per acre. Following the passing of the original lessors, the lease was inherited by Michael Lowry, their son. Commencing October 24, 2025, the Company executed an extension to the lease agreement with Michael Lowry for an additional 21 years, through October 24, 2046. Under the amended lease agreement, the annual rental payments for the first seven years increased to $40 per acre.  The rental rate increases to $50 per acre for the second seven-year period and to $60 per acre for the final seven-year period.

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

OGT, LLC:

SMMI is the sole manager of the South Mountain Project in its entirety through a separate Mining Lease with Option to Purchase ("Lease Option") with the Company's majority-owned subsidiary OGT.  SMMI has an option to purchase the South Mountain mineral interest for a capped $5 million less net returns royalties paid through the date of exercise. The Lease Option expires in November 2026. Under the Lease Option, SMMI paid annual $5,000 net returns royalty payments to OGT through November 2025. The final $5,000 payment was made in November 2025, and no further payments are required under this arrangement.

Idaho State Mineral Lease:

In March 2026, the Company was awarded mineral lease rights on approximately 3,500 acres of Idaho state land through a competitive auction process and submitted a winning bid of $210,000. In connection with the proposed lease, the Company also paid 2026 lease rent of $10,495 and a minimum annual royalty of $10,000.

As of March 31, 2026, the lease was subject to final approval by the Idaho State Land Board and had not yet been formally executed. Upon execution, the lease is expected to have a 20-year term and require ongoing annual lease payments and minimum royalty obligations to maintain the lease in good standing.

The leases and net royalty payments are summarized in the following table:

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years
Lowry Lease (yearly, October) (1)	$315,840	$15,040	$30,080	$30,080	$240,640
Kevin and Jo Looten Trust	$3,780	$540	$1,080	$1,080	$1,080
Lequerica & Sons Lease	$90,720	$12,960	$25,920	$25,920	$ 25,920
Idaho State Lease (2)	$20,495	$20,495	-	-	-
Total	$430,835	$49,035	$57,080	$57,080	$267,640

(1) The amounts presented above reflect the current annual rental rates in effect as of December 31, 2025, and do not reflect scheduled future increases in rental rates.

(2) Represents annual lease rent and minimum royalty payments associated with the Idaho State mineral lease awarded in March 2026. The lease is subject to final approval by the Idaho State Land Board and had not been formally executed as of March 31, 2026. Future payments beyond the current period are dependent upon final lease execution and annual renewal.

Significant Accounting Policies

Our significant accounting policies are disclosed in Note 1 to the accompanying financial statements.

Off Balance Sheet Arrangements

As of March 31, 2026, we have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company as defined in Rule 12b-2 under the Exchange Act, the Company is not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company's management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).

Based on that evaluation, our principal executive and principal financial officer has concluded that, as of March 31, 2026, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in the Company's 2025 Annual Report on Form 10-K. Any of these risk factors could result in a significant or material adverse effect on the Company's business, financial condition and/or results of operations. Additional risks and uncertainties currently unknown to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Company's 2025 Annual Report on Form 10-K, other than as set forth below.

Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. Mineral interests are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of March 31, 2026.

Risks Related to Our Company

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception and expect to continue to incur losses in the future. We had an accumulated deficit of approximately $11,220,236 as of March 31, 2026. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by the Company during our fiscal quarter ended March 31, 2026, other than those disclosed below and reported in Current Reports on Form 8-K.

During the three months ended March 31, 2026, the Company received proceeds of $40,000 from the exercise of 250,000 stock options, including 100,000 options at an exercise price of $0.10 per share and 150,000 options at an exercise price of $0.20 per share.

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

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

During the three months ended March 31, 2026, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's U.S. operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.  Other Information

During our fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted , modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6.  Exhibits

Documents which are filed as a part of this report:

Exhibits:

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

Date: May 12, 2026	By:	/s/ Eric T. Jones
	Name:	Eric T. Jones
	Title:	President and Chief Executive Officer
Principal Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)