Form 10-Q
period 2026-06-30
THUNDER MOUNTAIN GOLD INC
filed 2026-08-14
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

☐  Yes  ☒  No

Number of shares of issuer's common stock outstanding at August [13], 2026: [94,998,740]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Thunder Mountain Gold, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
June 30, 2026 and December 31, 2025

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,105,279	$2,592,167
Subscription receivable	-	50,000
Prepaid expenses and other assets	286,509	56,058
Total current assets	1,391,788	2,698,225

Property and equipment, net (Note 4)	877,894	592,645
Reclamation bond	5,000	-

Total assets	$2,274,682	$3,290,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$637,931	$177,371
Accrued legal fees	131,685	131,685
Note payable - current (Note 6)	37,100	37,100
Deferred compensation (Note 5)	1,104,625	1,104,625
Total current liabilities	1,911,341	1,450,781

Note payable - long term (Note 6)	167,900	167,900
Accrued reclamation costs	86,380	86,380
Total liabilities	2,165,621	1,705,061

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 93,505,579 and 93,255,579 shares issued and outstanding, respectively (See Note 7)	93,506	93,256
Additional paid-in capital	12,152,662	11,976,592
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Less: Subscription receivable	(50,000)	-
Accumulated deficit	(12,232,546)	(10,629,478)
Total Thunder Mountain Gold, Inc stockholders' equity	(60,578)	1,416,170
Noncontrolling interest in Owyhee Gold Trust (Note 3)	169,639	169,639
Total stockholders' equity	109,061	1,585,809
Total liabilities and stockholders' equity	$2,274,682	$3,290,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Exploration	$741,034	$278,889	$908,162	$345,962
Legal and accounting	116,177	29,442	211,363	75,252
Management and administrative	157,561	591,032	489,842	1,019,495
Total operating expenses	1,014,772	899,363	1,609,367	1,440,709

Net operating loss	(1,014,772)	(899,363)	(1,609,367)	(1,440,709)

Other income (expense):
Interest expense	(2,563)	-	(5,125)	-
Other income	5,025	248	11,424	1,294
Total other income (expense)	2,462	248	6,299	1,294
Net loss	(1,012,310)	(899,115)	(1,603,068)	(1,439,415)
Net loss - noncontrolling interest in Owyhee Gold Trust	-	-	-	-
Net loss - Thunder Mountain Gold, Inc.	$(1,012,310)	$(899,115)	$(1,603,068)	$(1,439,415)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding-basic and diluted	93,505,579	78,740,927	93,497,292	76,013,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,603,068)	$(1,439,415)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	136,320	771,045
Noncash lease expense	-	(46)
Change in:
Prepaid expenses and other assets	(230,451)	(16,416)
Accounts payable and other accrued liabilities	460,560	(661)
Accrued legal fees	-	(5,000)
Net cash used in operating activities	(1,236,639)	(690,493)

Cash flows from investing activities:
Acquisition of mineral properties	(285,249)	-
Purchase of reclamation bond	(5,000)	-
Net cash used in investing activities	(290,249)	-

Cash flows from financing activities:
Proceeds from issuances of stock and warrants	-	1,270,000
Proceeds from exercise of stock options	40,000	-
Net cash provided by financing activities	40,000	1,270,000

Net increase (decrease) in cash and cash equivalents	(1,486,888)	579,507
Cash and cash equivalents, beginning of period	2,592,167	481,322
Cash and cash equivalents, end of period	$1,105,279	$1,060,829

Noncash financing and investing activities:
Common stock issued for subscription receivable	-	60,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Subscription Receivable	Accumulated Deficit	Non- Controlling Interest in OGT	Total

Balances at April 1, 2025	73,255,579	$73,256	$7,498,362	$(24,200)	-	$(8,340,019)	$169,639	$(622,962)
Issuance of stock and warrants	10,000,000	10,000	1,190,000	-	-	-	-	1,200,000
Stock based compensation	-	-	445,230	-	-	-	-	445,230
Net loss	-	-	-	-	-	(899,115)	-	(899,115)
Balances at June 30, 2025	83,255,579	$83,256	$9,133,592	$(24,200)	-	$(9,239,134)	$169,639	$123,153

Balances at April 1, 2026	93,505,579	$93,506	$12,152,662	$(24,200)	$(50,000)	$(11,220,236)	$169,639	$1,121,371
Net loss	-	-	-	-	-	(1,012,310)	-	(1,012,310)
Balances at June 30, 2026	93,505,579	$93,506	$12,152,662	$(24,200)	$(50,000)	$(12,232,546)	$169,639	$109,061

Balances at January 1, 2025	73,255,579	$73,256	$7,172,547	$(24,200)	-	$(7,799,719)	$169,639	$(408,477)
Issuance of stock and warrants	10,000,000	10,000	1,190,000	-	-	-	-	1,200,000
Stock based compensation	-	-	771,045	-	-	-	-	771,045
Net loss	-	-	-	-	-	(1,439,415)	-	(1,439,415)
Balances at June 30, 2025	83,255,579	$83,256	$9,133,592	$(24,200)	-	$(9,239,134)	$169,639	$123,153

Balances at January 1, 2026	93,255,579	$93,256	$11,976,592	$(24,200)	-	$(10,629,478)	$169,639	$1,585,809
Issuance of stock for stock options exercised	250,000	250	39,750	-	-	-	-	40,000
Stock based compensation	-	-	136,320	-	-	-	-	136,320
Subscription Receivable	-	-	-	-	(50,000)	-	-	(50,000)
Net loss	-	-	-	-	-	(1,603,068)	-	(1,603,068)
Balances at June 30, 2026	93,505,579	$93,506	$12,152,662	$(24,200)	$(50,000)	$(12,232,546)	$169,639	$109,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.
Condensed Notes to the Consolidated Financial Statements (Unaudited)

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

Thunder Mountain Gold, Inc.
Condensed Notes to the Consolidated Financial Statements (Unaudited)

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the applicable reporting period. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion to common shares, except where their inclusion would be anti-dilutive. For the three and six months ended June 30, 2026 and 2025, outstanding warrants of 22,400,000 and 17,400,000, respectively, and outstanding stock options of 5,945,000 and 7,160,000, respectively, were excluded from the calculation of diluted earnings per share, as their effect would have been anti-dilutive due to the net losses for the periods.

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

Thunder Mountain Gold, Inc.
Condensed Notes to the Consolidated Financial Statements (Unaudited)

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

Idaho State Mineral Lease:

In March 2026, the Company was awarded mineral lease rights on 3,675 acres of Idaho state land through a competitive auction process and submitted a winning bid of $210,000. In connection with the proposed lease, the Company also paid 2026 lease rent of $10,495 and a minimum annual royalty of $10,000.

The lease was formally executed on April 28, 2026, following final approval by the Idaho State Land Board. The lease has a 20-year term and requires ongoing annual lease payments and minimum royalty obligations to maintain the lease in good standing.

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

Thunder Mountain Gold, Inc.
Condensed Notes to the Consolidated Financial Statements (Unaudited)

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

Under the OGT operating agreement, SMMI and ISGC II have 75% and 25% ownership, respectively, in OGT. SMMI is the sole manager and pays all expenses for exploration and development of the property.  The Company has established 75% ownership and full management of the property. OGT's financial information is included 100% in the Company's condensed consolidated financial statements as of June 30, 2026 and December 31, 2025, and for the periods ended June 30, 2026 and 2025. There was no activity for the periods ended June 30, 2026 and 2025.

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

As of June 30, 2026, THMG has recorded $203,498 from MFD related to project expenditures, recognized as a reduction to exploration expenses. No cash was received during the six months ended June 30, 2026; however, the Company recorded a $13,780 receivable for reimbursable project expenditures incurred during the period, which is included in prepaid expenses and other assets on the accompanying condensed consolidated balance sheet.

4. Property and Equipment

During the six months ended June 30, 2026, the Company was awarded mineral lease rights on 3,675 acres of Idaho state land acquired through a competitive auction process. The Company submitted a winning bid of $210,000, which represents the cost to acquire the leasehold interest, and incurred $3,174 of legal fees directly attributable to securing the lease. The Company also incurred $68,800 of claim staking costs to establish additional mining claims and $3,275 of legal fees directly attributable to a pending property acquisition at South Mountain. These costs have been capitalized as mineral properties and totaled $285,249 for the six months ended June 30, 2026.

In connection with the Idaho State mineral lease, the Company deposited $5,000 as collateral with the Idaho Department of Lands pursuant to a Collateral Bond Form. The collateral bond deposit is recorded separately as a long-term asset on the accompanying condensed consolidated balance sheet.

Thunder Mountain Gold, Inc.
Condensed Notes to the Consolidated Financial Statements (Unaudited)

The Company's property and equipment are as follows:

	June 30, 2026	December 31, 2025
Vehicles	$22,441	$22,441
Construction Equipment	30,407	30,407
Mining Equipment	42,696	42,696
	95,544	95,544
Accumulated Depreciation	(95,544)	(95,544)
	-	-
Mineral Properties	285,249	-
Land	592,645	592,645
Total Property and Equipment	$877,894	$592,645

5. Related Party Transactions

Board of Directors Compensation

The Company paid its Board of Directors a total of $63,000 during the six months ended June 30, 2026, consisting of $21,000 related to amounts accrued as of December 31, 2025 and $42,000 for services provided during the six months ended June 30, 2026.

Deferred Compensation

As of June 30, 2026, and December 31, 2025, the balances of the total deferred compensation for the officers, are as follows, Eric Jones, President and Chief Executive Officer: $469,500; Jim Collord, Technical Advisor: $420,000; Larry Thackery, former Chief Financial Officer: $215,125. The total deferred compensation for these officers at June 30, 2026 and December 31, 2025 was $1,104,625.

6. Note Payable

In December 2025, the Company issued a seller-financed promissory note in connection with the acquisition of land. The note has an initial principal balance of $205,000, is secured by the underlying land, and bears interest at 5% per annum. The note requires five annual payments of $47,350, due each December from 2026 through 2030.

As of June 30, 2026, the outstanding principal balance was $205,000, of which $37,100 was classified as current and $167,900 as long-term. In addition, the Company had accrued interest of $5,125 as of June 30, 2026, which is included in accounts payable and other accrued liabilities on the condensed consolidated balance sheet.

Future principal maturities of the note payable as of June 30, 2026 are as follows:

Thunder Mountain Gold, Inc.
Condensed Notes to the Consolidated Financial Statements (Unaudited)

Year	Principal Payments
2026	$37,100
2027	$38,955
2028	$40,902
2029	$42,948
2030	$45,095
Total	$205,000

7. Stockholders' Equity

The Company's common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001. The Company also has 22,400,000 warrants outstanding as of June 30, 2026, with a weighted average exercise price of $0.18 and a weighted average life of 1.23 years. No warrants were issued, exercised, or expired during the six months ended June 30, 2026, and there were no changes to the number of warrants outstanding during the period.

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

On January 29, 2026, the Company granted 200,000 stock options to one employee and a consultant. The options are exercisable at $0.77 per share and expire on January 28, 2031. The options were fully vested upon grant. The fair value of the options was determined to be $136,320 using the Black-Scholes valuation model. As the options were fully vested at issuance, the entire fair value was recognized as share-based compensation expense during the six months ended June 30, 2026. This expense was included in management and administrative expenses on the Company's Condensed Consolidated Statement of Operations. The Company recognized $102,240 in compensation expense for share-based payment awards issued to non-employees as part of the total compensation expense recognized during the same period.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

January 29, 2026
Stock price	$0.74
Exercise price	$0.77
Expected volatility	156.11%
Expected dividends	-
Expected terms (in years)	5.0
Risk-free rate	3.80%

During the six months ended June 30, 2026, the Company received proceeds of $40,000 from the exercise of 250,000 stock options, including 100,000 options at an exercise price of $0.10 per share and 150,000 options at an exercise price of $0.20 per share.

Thunder Mountain Gold, Inc.
Condensed Notes to the Consolidated Financial Statements (Unaudited)

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2025	5,995,000	$0.13
Granted	200,000	0.77
Exercised	(250,000)	0.16
Outstanding and exercisable at June 30, 2026	5,945,000	$0.15

The weighted average remaining contractual term of options outstanding and exercisable at June 30, 2026 was 3.04 years. As of June 30, 2026, the aggregate intrinsic value of options outstanding and exercisable was $3,803,050, based on the Company's closing stock price of $0.79 per share on that date.

9. Subsequent Events

On July 8, 2026, the Board of Directors approved a proposed debt settlement pursuant to which the Company may issue up to 1,578,036 shares of its common stock at a deemed price of $0.70 per share to settle approximately $1.1 million of outstanding compensation obligations owed to the Company's President and Chief Executive Officer and certain former service providers, including one former officer. The compensation obligations were included in Deferred compensation on the accompanying condensed consolidated balance sheet as of June 30, 2026 (see Note 5). Because a portion of the obligations to be settled is owed to the Company's President and Chief Executive Officer, the proposed debt settlement constitutes a related-party transaction. The proposed debt settlement remains subject to approval by the TSX Venture Exchange.

On July 8, 2026, the Board of Directors approved a non-brokered private placement of up to 9,143,000 units at a purchase price of $0.70 per unit, for aggregate gross proceeds of up to approximately $6.4 million. Each unit consists of one share of the Company's common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one additional share of common stock at an exercise price of $1.00 per share for a period of 24 months from the date of issuance. The Company intends to use the proceeds to advance the South Mountain Project, including drilling, assaying, geophysical surveys and related exploration activities, as well as for general corporate purposes.

In August 2026, the Company received irrevocable subscriptions from first-tranche investors for 1,493,161 units at a purchase price of $0.70 per unit, representing an aggregate subscription amount of $1,045,213. Formal issuance of the subscribed securities remains pending due to administrative processing by the Company’s transfer agent. The Company expects the first tranche to close in the ordinary course.

Separately, as of the date of this report, the Company had received approximately $2.8 million of subscription proceeds in connection with an additional tranche of the private placement. That additional tranche had not closed, and the related securities had not been issued as of the date of this report. Accordingly, those subscription proceeds had not been recorded as equity.

On July 24, 2026, the Company collected the $50,000 subscription receivable outstanding at June 30, 2026, which arose from the Company's private placement completed in October 2025 and is presented as a reduction of stockholders' equity on the accompanying condensed consolidated balance sheet.

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

The Company's project activities during the first six months of 2026 focused on land acquisition, continued compilation of historic data and initiation of target drill testing at the South Mountain Project.  On April 28, 2026 the Company executed a 20-year mineral lease (Lease) with the Idaho Department of Lands (IDL) covering 3,675 acres of state-owned land adjacent to the Company's South Mountain Mines Property.  The lease of IDL lands supplements patented claims and private leased lands currently controlled by the Company and on which exploration activities are focusing.

A total of over 14,000 acres of mineral rights are now controlled by the Company through private party lease agreements, the lease with the IDL, Bureau of Land Management unpatented claims, and direct ownership of patented claims.

The project geology consists of interbedded limestone, marble, quartzite  and schist units which were intruded by granite-like magmas including a breccia which is known to be enriched in gold (Figure 1). A thin layer of younger basaltic volcanic rocks partially covers the project area.  Company geologists believe these cover rocks may obscure mineral deposits from historic discovery without available modern geophysical and geochemical techniques. The project area is now recognized as prospective for massive sulfide deposits, but also for large scale disseminated copper deposits associated with granitic rocks.

Key results of exploration activities during the second quarter of 2026 include updates to the project geologic map (Figure 1), reprocessing of historic induced polarization/resistivity geophysical data into modern formats, recovery of district-scale rock multi-element geochemical data showing strong anomalous concentrations of silver, zinc, lead, copper, and gold.  These anomalies are generally associated with the Laxey marble which is the favored host rock formation for massive sulfide mineralization at South Mountain.

Exploration targets were refined through ongoing interpretation of 2025 magneto-telluric (MT) data and regional rock geochemistry. During the reporting period, work focused on evaluating potential extensions of massive sulfide mineralization beyond the 800-meter zone of known occurrences (Figure 1), as well as gold and copper potential associated with the gold breccia. Core drilling commenced late in the second quarter.

505,000mE
507,500mE
N
Stream sediments
4,735,000mN
4,735,000mN
Laxey Marble
3500m
Granodiorite
Basalt
Schist and Limestone
Granite
4,732,500mN
4,732,500mN
Proposed Drillholes
800m
South Mountain Massive Sulfide
1300m
SM26-054
Gold Breccia
Granitic Rocks
Proposed Drillholes
Faults
0
1000
2000m
4,730,000mN

Figure 1. General geology of the South Mountain Project area

Financial Condition

Results of Operations:

For the three months ended June 30, 2026, the Company reported a net loss of $1,012,310, compared to a net loss of $899,115 for the comparable period in 2025. The increase in net loss of $113,195, or 13%, was primarily attributable to higher exploration and legal and accounting expenses associated with advancing the Company's mineral properties and ongoing corporate activities, partially offset by lower management and administrative expenses, including reduced stock-based compensation expense.

Three-month period comparisons

Operating expenses for the three months ended June 30, 2026, totaled $1,014,772, an increase of $115,409, or 13%, compared to $899,363 for the same period in 2025. The increase was primarily attributable to increased exploration expenditures and higher legal and accounting costs, partially offset by lower management and administrative expenses, including reduced stock-based compensation expense.

Exploration expenditures totaled $741,034 for the three months ended June 30, 2026, compared to $278,889 for the same period in 2025, representing an increase of $462,145, or 166%. The increase primarily reflects expanded exploration activities and continued advancement of the Company's South Mountain Project.

Legal and accounting expenses totaled $116,177 for the three months ended June 30, 2026, compared to $29,442 for the same period in 2025, representing an increase of $86,735, or 295%. The increase primarily reflects higher professional service fees associated with financial reporting, SEC compliance, audit and accounting support, and other ongoing corporate activities.

Management and administrative expenses totaled $157,561 for the three months ended June 30, 2026, compared to $591,032 for the same period in 2025, representing a decrease of $433,471, or 73%. The decrease was primarily attributable to lower stock-based compensation expense recognized during the current period.

Six-month period comparisons

Operating expenses for the six months ended June 30, 2026, totaled $1,609,367, an increase of $168,658, or 12%, compared to $1,440,709 for the same period in 2025. The increase was primarily attributable to increased exploration expenditures and higher legal and accounting costs, partially offset by lower management and administrative expenses.

Exploration expenditures totaled $908,162 for the six months ended June 30, 2026, compared to $345,962 for the same period in 2025, representing an increase of $562,200, or 163%. The increase primarily reflects expanded exploration activities and continued advancement of the Company's South Mountain Project.

Legal and accounting expenses totaled $211,363 for the six months ended June 30, 2026, compared to $75,252 for the same period in 2025, representing an increase of $136,111, or 181%. The increase primarily reflects higher professional service fees associated with SEC reporting, financial reporting, regulatory compliance, audit and accounting support, and ongoing corporate governance activities.

Management and administrative expenses totaled $489,842 for the six months ended June 30, 2026, compared to $1,019,495 for the same period in 2025, representing a decrease of $529,653, or 52%. The decrease was primarily attributable to lower stock-based compensation expense recognized during the current period.

Liquidity and Capital Resources

The Company is in the exploration stage and has not generated revenues from operations. Accordingly, the Company is dependent upon external financing to fund its operations and advance its exploration activities.

As of June 30, 2026, the Company had cash and cash equivalents of $1,105,279, compared with $2,592,167 as of December 31, 2025. As of August 7, 2026, the Company had cash and cash equivalents of $3,390,680. This amount includes approximately $2.8 million of subscription proceeds received in connection with an additional tranche of the private placement described in Note 9, which had not closed as of the date of this report, as well as $50,000 collected in July 2026 on the subscription receivable related to the Company's October 2025 private placement. Management believes the Company's existing cash resources are sufficient to fund its planned operations for at least the next twelve months.

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

During the six months ended June 30, 2026, the Company used net cash in operating activities of $1,236,639, compared to net cash used in operating activities of $690,493 for the same period in 2025. The increase in cash used in operating activities during the current period was primarily attributable to higher exploration expenditures, increased professional fees, and changes in working capital, including higher prepaid expenses and other assets, partially offset by an increase in accounts payable and other accrued liabilities.

During the six months ended June 30, 2026, net cash used in investing activities was $290,249, compared to no investing activity during the same period in 2025. Investing activities during the current period consisted primarily of expenditures related to the acquisition of mineral properties and claim staking, as well as a collateral bond deposit associated with the Idaho State mineral lease.

During the six months ended June 30, 2026, net cash provided by financing activities was $40,000, compared to $1,270,000 for the same period in 2025. Financing activities during the current period consisted of proceeds from the exercise of stock options, while the prior period included proceeds from the issuance of common stock and warrants.

The Company experienced a net decrease in cash and cash equivalents of $1,486,888 for the six months ended June 30, 2026, compared to a net increase of $579,507 for the same period in 2025.

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

Idaho State Mineral Lease:

In March 2026, the Company was awarded mineral lease rights on 3,675 acres of Idaho state land through a competitive auction process and submitted a winning bid of $210,000. In connection with the lease, the Company paid 2026 lease rent of $10,495 and a minimum annual royalty of $10,000. The lease was executed on April 28, 2026, has an initial 20-year term, and requires annual lease payments and minimum royalty obligations to maintain the lease in good standing.

The leases and net royalty payments are summarized in the following table:

Contractual obligations	Payments due by period
	Total*	Less than 1 year	2-3 years	4-5 years	More than 5 years
Lowry Lease (yearly, October) (1)	$315,840	$15,040	$30,080	$30,080	$240,640
Kevin and Jo Looten Trust	$3,780	$540	$1,080	$1,080	$1,080
Lequerica & Sons Lease	$90,720	$12,960	$25,920	$25,920	$25,920
Idaho State Lease (2)	$416,146	$20,810	$42,244	$44,817	$308,275
Total	$826,486	$49,350	$99,324	$101,897	$575,915

(1) The amounts presented above reflect the current annual rental rates in effect as of December 31, 2025, and do not reflect scheduled future increases in rental rates.

(2) Represents annual lease rent and minimum royalty payments associated with the Idaho State Mineral Lease awarded in March 2026 and executed on April 28, 2026.

Significant Accounting Policies

Our significant accounting policies are disclosed in Note 1 to the accompanying financial statements.

Off Balance Sheet Arrangements

As of June 30, 2026, we have no off-balance sheet arrangements.

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

Based on that evaluation, our principal executive and principal financial officer has concluded that, as of June 30, 2026, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. Mineral interests are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of June 30, 2026.

Risks Related to Our Company

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception and expect to continue to incur losses in the future. We had an accumulated deficit of approximately $12,232,546 as of June 30, 2026. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by the Company during our fiscal quarter ended June 30, 2026, other than those disclosed below and reported in Current Reports on Form 8-K.

During the six months ended June 30, 2026, the Company received proceeds of $40,000 from the exercise of 250,000 stock options, including 100,000 options at an exercise price of $0.10 per share and 150,000 options at an exercise price of $0.20 per share.

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

During the six months ended June 30, 2026, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's U.S. operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.  Other Information

During our fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

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

THUNDER MOUNTAIN GOLD, INC.

Date: August 14, 2026	By:	/s/ Eric T. Jones
	Name:	Eric T. Jones
	Title:	President and Chief Executive Officer
Principal Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)