Form 10-Q
period 2026-09-30
THUNDER MOUNTAIN GOLD INC
filed 2026-11-12
CIK 711034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

☐  Yes  ☒  No

Number of shares of issuer's common stock outstanding at November 5, 2026: 101,596,030

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Thunder Mountain Gold, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
September 30, 2026 and December 31, 2025

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$5,020,607	$2,592,167
Subscription receivable	-	50,000
Prepaid expenses and other assets	167,921	56,058
Total current assets	5,188,528	2,698,225

Property and equipment, net (Note 4)	913,568	592,645
Reclamation bond	10,000	-

Total assets	$6,112,096	$3,290,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$424,690	$177,371
Accrued legal fees	131,940	131,685
Note payable - current (Note 6)	37,100	37,100
Deferred compensation (Note 5)	1,104,625	1,104,625
Total current liabilities	1,698,355	1,450,781

Note payable - long term (Note 6)	167,900	167,900
Accrued reclamation costs	86,380	86,380
Total liabilities	1,952,635	1,705,061

Commitments and Contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized, 101,596,030 and 93,255,579 shares issued and outstanding, respectively (See Note 7)	101,596	93,256
Additional paid-in capital	17,842,768	11,976,592
Less: 11,700 shares of treasury stock, at cost	(24,200)	(24,200)
Accumulated deficit	(13,930,342)	(10,629,478)
Total Thunder Mountain Gold, Inc stockholders' equity	3,989,822	1,416,170
Noncontrolling interest in Owyhee Gold Trust (Note 3)	169,639	169,639
Total stockholders' equity	4,159,461	1,585,809
Total liabilities and stockholders' equity	$6,112,096	$3,290,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating expenses:
Exploration	$1,218,537	$290,661	$2,126,699	$636,623
Legal and accounting	107,462	83,467	318,825	158,719
Management and administrative	376,575	108,082	866,417	1,127,577
Total operating expenses	1,702,574	482,210	3,311,941	1,922,919

Net operating loss	(1,702,574)	(482,210)	(3,311,941)	(1,922,919)

Other income (expense):
Interest expense	(2,563)	-	(7,688)	-
Other income	7,341	1,459	18,765	2,753
Total other income (expense)	4,778	1,459	11,077	2,753
Net loss	(1,697,796)	(480,751)	(3,300,864)	(1,920,166)
Net loss - noncontrolling interest in Owyhee Gold Trust	-	-	-	-
Net loss - Thunder Mountain Gold, Inc.	$(1,697,796)	$(480,751)	$(3,300,864)	$(1,920,166)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding-basic and diluted	97,437,671	83,255,579	94,825,185	78,453,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,300,864)	$(1,920,166)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	333,212	771,045
Depreciation	645	-
Noncash lease expense	-	(46)
Change in:
Prepaid expenses and other assets	(111,863)	(4,673)
Accounts payable and other accrued liabilities	189,319	13,505
Accrued legal fees	255	(5,000)
Net cash used in operating activities	(2,889,296)	(1,145,335)

Cash flows from investing activities:
Acquisition of mineral properties	(302,504)	-
Purchase of reclamation bond	(10,000)	-
Purchase of equipment	(19,064)	-
Net cash used in investing activities	(331,568)	-

Cash flows from financing activities:
Proceeds from issuances of stock and warrants	5,663,316	1,200,000
Share issuance costs paid	(104,012)	-
Proceeds from shares to be issued	-	1,000,000
Proceeds from exercise of stock options	40,000	-
Proceeds received on subscription receivable	50,000	130,000
Net cash provided by financing activities	5,649,304	2,330,000

Net increase in cash and cash equivalents	2,428,440	1,184,665
Cash and cash equivalents, beginning of period	2,592,167	481,322
Cash and cash equivalents, end of period	$5,020,607	$1,665,987

Noncash financing and investing activities:
Finder warrants issued as share issuance costs	62,170	-
Share issuance costs included in accounts payable and other accrued liabilities	58,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Thunder Mountain Gold, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Shares to be Issued	Subscription Receivable	Accumulated Deficit	Non- Controlling Interest in OGT	Total
Balances at July 1, 2025	83,255,579	$83,256	$9,133,592	$(24,200)	-	-	$(9,239,134)	$169,639	$123,153
Shares to be issued	-	-	-	-	1,000,000	-	-	-	1,000,000
Net loss	-	-	-	-	-	-	(480,751)	-	(480,751)
Balances at September 30, 2025	83,255,579	$83,256	$9,133,592	$(24,200)	$1,000,000	-	$(9,719,885)	$169,639	$642,402

Balances at July 1, 2026	93,505,579	$93,506	$12,152,662	$(24,200)	-	$(50,000)	$(12,232,546)	$169,639	$109,061
Issuance of stock and warrants, private placement	8,090,451	8,090	5,717,396	-	-	-	-	-	5,725,486
Share issuance costs	-	-	(224,182)	-	-	-	-	-	(224,182)
Proceeds received on subscription receivable	-	-	-	-	-	50,000	-	-	50,000
Stock based compensation	-	-	196,892	-	-	-	-	-	196,892
Net loss	-	-	-	-	-	-	(1,697,796)	-	(1,697,796)
Balances at September 30, 2026	101,596,030	$101,596	$17,842,768	$(24,200)	-	-	$(13,930,342)	$169,639	$4,159,461

Balances at January 1, 2025	73,255,579	$73,256	$7,172,547	$(24,200)	-	-	$(7,799,719)	$169,639	$(408,477)
Issuance of stock and warrants	10,000,000	10,000	1,190,000	-	-	-	-	-	1,200,000
Shares to be issued	-	-	-	-	1,000,000	-	-	-	1,000,000
Stock based compensation	-	-	771,045	-	-	-	-	-	771,045
Net loss	-	-	-	-	-	-	(1,920,166)	-	(1,920,166)
Balances at September 30, 2025	83,255,579	$83,256	$9,133,592	$(24,200)	$1,000,000	-	$(9,719,885)	$169,639	$642,402

Balances at January 1, 2026	93,255,579	$93,256	$11,976,592	$(24,200)	-	-	$(10,629,478)	$169,639	$1,585,809
Issuance of stock for stock options exercised	250,000	250	39,750	-	-	-	-	-	40,000
Issuance of stock and warrants, private placement	8,090,451	8,090	5,717,396	-	-	-	-	-	5,725,486
Share issuance costs	-	-	(224,182)	-	-	-	-	-	(224,182)
Subscription receivable	-	-	-	-	-	(50,000)	-	-	(50,000)
Proceeds received on subscription receivable	-	-	-	-	-	50,000	-	-	50,000
Stock based compensation	-	-	333,212	-	-	-	-	-	333,212
Net loss	-	-	-	-	-	-	(3,300,864)	-	(3,300,864)
Balances at September 30, 2026	101,596,030	$101,596	$17,842,768	$(24,200)	-	-	$(13,930,342)	$169,639	$4,159,461

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

Net Income (Loss) Per Share

The Company is required to have dual presentation of basic earnings per share ("EPS") and diluted EPS. The Company calculates basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the applicable reporting period. Diluted earnings per share reflect potentially dilutive common stock equivalents, including options and warrants that could share in our earnings through the conversion to common shares, except where their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2026 and 2025, outstanding warrants of 26,539,313 and 17,400,000, respectively, and outstanding stock options of 6,195,000 and 7,160,000, respectively, were excluded from the calculation of diluted earnings per share, as their effect would have been anti-dilutive due to the net losses for the periods.

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

Thunder Mountain Gold, Inc.
Condensed Notes to the Consolidated Financial Statements (Unaudited)

Idaho State Mineral Leases:

In March 2026, the Company was awarded mineral lease rights on 3,675 acres of Idaho state land through a competitive auction process with a winning bid of $210,000. In connection with the lease, the Company paid initial annual rent of $10,495 and a minimum annual royalty of $10,000.

During July 2026, the Company entered into a second mineral lease covering 3,462 acres of Idaho state land. In connection with this lease, the Company paid initial annual rent of $17,310 and a minimum annual royalty of $10,000.

Both leases have 20-year terms, with annual rental and minimum royalty periods running from March through February, and require annual payments to maintain the leases in good standing.

In September 2026, the Company received credits totaling $14,227 from the State of Idaho to prorate the 2026 rent and minimum royalty payments on both leases. The credits will be applied against the 2027 payments and are included in prepaid expenses and other assets at September 30, 2026.

Mineral Exploration License:

In July 2026, the Company entered into a Mineral Exploration License Agreement with the owners of the patented U.S. Standard and Lady Luck claims at the South Mountain Project. The license has an initial term of 10 years and may be extended for an additional 10 years if certain conditions are met. The Company paid a one-time license fee of $15,000, which will be credited against the purchase price if the Company subsequently acquires the property.

Unpatented Mining Claims:

The Company holds unpatented mining claims in the Trout Creek area in Nevada and the South Mountain Project in Idaho.

The 2026 claim fees on these unpatented claims are as follows:

Target Area	2026
Trout Creek - State of Nevada	$5,200
Trout Creek - Lander County, Nevada	324
South Mountain - BLM	57,800
Total	$63,324

Thunder Mountain Gold, Inc.
Condensed Notes to the Consolidated Financial Statements (Unaudited)

3. South Mountain Project

SMMI Joint Venture - OGT, LLC

The Company's wholly owned subsidiary SMMI is the sole manager of the South Mountain Project in its entirety through a separate Mining Lease with Option to Purchase ("Lease Option") with the Company's majority-owned subsidiary OGT.  SMMI has an option to purchase the South Mountain mineral interest for a capped $5 million less net returns royalties paid through the date of exercise. The Lease Option expires on November 3, 2026. Management is evaluating the expiration of the Lease Option. There has been no discussion by ISGC II of extending or converting the Lease Option as of the date of this report.  If SMMI exercises the option, the option payment of $5 million less advance royalties will be distributed 100% by OGT to OGT's minority member, ISGC II.  Under the Lease Option, SMMI paid an annual $5,000 net returns royalty to OGT through the maturity of the agreement, and no further payment remains due.

Under the OGT operating agreement, SMMI and ISGC II have 75% and 25% ownership, respectively, in OGT. SMMI is the sole manager and pays all expenses for exploration and development of the property.  The Company has established 75% ownership and full management of the property. OGT's financial information is included 100% in the Company's condensed consolidated financial statements as of September 30, 2026 and December 31, 2025, and for the periods ended September 30, 2026 and 2025. There was no activity for the periods ended September 30, 2026 and 2025.

MFD Investment Holdings

On January 27, 2025, the Company announced a strategic partnership with Swiss-based MFD Investment Holdings SA ("MFD").  The letter agreement signed outlines that MFD will provide additional funding, contributing $1,000,000 in project-related expenditures as well as providing technical support for project development. The letter agreement is in the form of an option, whereby THMG grants an option to MFD to earn an interest in its South Mountain Project pursuant to which MFD shall have the right, but not the obligation, to complete certain requirements in return for the acquisition of a 10% interest in the Project.  The deadline for MFD to satisfy the earn-in requirements was October 31, 2026. No amendments or extensions have been finalized as of the date of this report.

Since the inception of the arrangement through September 30, 2026, the Company has recorded cumulative reimbursements of $203,498 from MFD related to project expenditures, recognized as a reduction to exploration expenses. No cash was received during the nine months ended September 30, 2026; however, the Company recorded $13,780 receivable for reimbursable project expenditures incurred during the period, which is included in prepaid expenses and other assets on the accompanying condensed consolidated balance sheet. In November 2026, management decided not to pursue collection of the remaining $13,780 receivable. The Company will write off the balance in the fourth quarter of 2026.

4. Property and Equipment

During the nine months ended September 30, 2026, the Company acquired two mineral leases covering approximately 7,137 acres of Idaho state land. The Company submitted a winning bid of $210,000 for the first lease, covering 3,675 acres, through a competitive auction process and incurred $3,174 of legal fees directly attributable to securing the leases. The Company also incurred $68,800 of claim-staking costs to establish additional mining claims.

During the third quarter of 2026, the Company entered into a Mineral Exploration License Agreement covering the patented U.S. Standard and Lady Luck claims at the South Mountain Project. The agreement provides the Company with exploration rights over an initial ten-year term. The Company paid a one-time license fee of $15,000, which will be credited against the purchase price if the Company subsequently acquires the property, and incurred $5,530 of directly attributable legal and title costs, including costs related to the proposed purchase of the property.

Thunder Mountain Gold, Inc.
Condensed Notes to the Consolidated Financial Statements (Unaudited)

The Company capitalized these costs as mineral properties. Capitalized mineral-property costs related to these transactions totaled $302,504 as of September 30, 2026. Exploration and evaluation costs incurred under the leases and license agreement are expensed as incurred.

In connection with the Idaho state mineral leases, the Company deposited $10,000 as collateral with the Idaho Department of Lands pursuant to collateral bond forms. The collateral deposits are recorded separately as long-term assets on the accompanying condensed consolidated balance sheet.

During the third quarter of 2026, the Company purchased a vehicle for $10,091 and a portable bridge for $8,973 for use at the South Mountain Project. Both assets are depreciated using the straight-line method over five years. Depreciation expense was $645 for the three and nine months ended September 30, 2026.

The Company's property and equipment are as follows:

	September 30, 2026	December 31, 2025
Vehicles	$32,532	$22,441
Construction Equipment	39,380	30,407
Mining Equipment	42,696	42,696
	114,608	95,544
Accumulated Depreciation	(96,189)	(95,544)
	18,419	-
Mineral Properties	302,504	-
Land	592,645	592,645
Total Property and Equipment	$913,568	$592,645

5. Related Party Transactions

Board of Directors Compensation

The Company paid its Board of Directors a total of $84,000 during the nine months ended September 30, 2026, consisting of $21,000 related to amounts accrued as of December 31, 2025 and $63,000 for services provided during the nine months ended September 30, 2026.

Deferred Compensation

As of September 30, 2026, and December 31, 2025, the balances of the total deferred compensation for the officers, are as follows, Eric Jones, President and Chief Executive Officer: $469,500; Jim Collord, Technical Advisor: $420,000; Larry Thackery, former Chief Financial Officer: $215,125. The total deferred compensation for these officers at September 30, 2026 and December 31, 2025 was $1,104,625.

On July 8, 2026, the Board of Directors approved a proposed settlement of approximately $1.1 million of outstanding compensation obligations through the issuance of up to 1,578,036 shares of common stock at a deemed price of $0.70 per share. As of September 30, 2026, the settlement had not been completed and no shares had been issued under the arrangement. Accordingly, the obligations remain included in deferred compensation on the accompanying condensed consolidated balance sheet.

6. Note Payable

In December 2025, the Company issued a seller-financed promissory note in connection with the acquisition of land. The note has an initial principal balance of $205,000, is secured by the underlying land, and bears interest at 5% per annum. The note requires five annual payments of $47,350, due each December from 2026 through 2030.

Thunder Mountain Gold, Inc.
Condensed Notes to the Consolidated Financial Statements (Unaudited)

As of September 30, 2026, the outstanding principal balance was $205,000, of which $37,100 was classified as current and $167,900 as long-term. In addition, the Company had accrued interest of $7,688 as of September 30, 2026, which is included in accounts payable and other accrued liabilities on the condensed consolidated balance sheet.

Future principal maturities of the note payable as of September 30, 2026 are as follows:

Year	Principal Payments
2026	$37,100
2027	$38,955
2028	$40,902
2029	$42,948
2030	$45,095
Total	$205,000

7. Stockholders' Equity

The Company's common stock has a par value of $0.001 with 200,000,000 shares authorized. The Company also has 5,000,000 authorized shares of preferred stock with a par value of $0.0001. The Company also has 26,539,313 warrants outstanding as of September 30, 2026, with a weighted average exercise price of $0.31 and a weighted average life of 1.12 years. During the nine months ended September 30, 2026, the Company issued 4,139,313 warrants in connection with its August 2026 private placement, including 94,089 finder warrants, each exercisable at $1.00 per share for a period of 24 months from the date of issuance. No warrants were exercised or expired during the nine months ended September 30, 2026.

During the nine months ended September 30, 2026, the Company issued 250,000 shares of common stock upon the exercise of stock options for cash proceeds of $40,000. In August 2026, the Company completed a private placement of 8,090,451 units at $0.70 per unit for gross proceeds of $5,663,316. Each unit consists of one share of common stock and one-half of one common stock purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock at an exercise price of $1.00 for a period of 24 months from the date of issuance. The Company incurred issuance costs of $162,012, of which $104,012 was paid during the period and $58,000 was included in accounts payable and other accrued liabilities at September 30, 2026. In addition, the 94,089 finder warrants issued to brokers had a fair value of $62,170. Total issuance costs of $224,182 were recorded as a reduction of additional paid-in capital.

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

On January 29, 2026, the Company granted 200,000 stock options to one employee and a consultant. The options are exercisable at $0.77 per share and expire on January 28, 2031. The options were fully vested upon grant. The fair value of the options was determined to be $136,320 using the Black-Scholes valuation model. As the options were fully vested at issuance, the entire fair value was recognized as share-based compensation expense during the nine months ended September 30, 2026. This expense was included in management and administrative expenses on the Company's Condensed Consolidated Statement of Operations. The Company recognized $102,240 in compensation expense for share-based payment awards issued to non-employees as part of the total compensation expense recognized during the same period.

On September 8, 2026, the Company granted 250,000 stock options to a consultant. The options are exercisable at $0.90 per share and expire on September 7, 2031. The options were fully vested upon grant. The fair value of the options was determined to be $196,892 using the Black-Scholes valuation model. As the options were fully vested at issuance, the entire fair value was recognized as share-based compensation expense for non-employee awards during the three and nine months ended September 30, 2026.

Thunder Mountain Gold, Inc.
Condensed Notes to the Consolidated Financial Statements (Unaudited)

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

	January 29, 2026	September 8, 2026
Stock price	$0.74	$0.86
Exercise price	$0.77	$0.90
Expected volatility	156.11%	150.56%
Expected dividends	-	-
Expected terms (in years)	5.0	5.0
Risk-free rate	3.80%	4.57%

During the nine months ended September 30, 2026, the Company received proceeds of $40,000 from the exercise of 250,000 stock options, including 100,000 options at an exercise price of $0.10 per share and 150,000 options at an exercise price of $0.20 per share.

The following is a summary of the Company's options issued and outstanding under the SIP:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2025	5,995,000	$0.13
Granted	450,000	0.84
Exercised	(250,000)	0.16
Outstanding and exercisable at September 30, 2026	6,195,000	$0.18

The weighted average remaining contractual term of options outstanding and exercisable at September 30, 2026 was 2.88 years. As of September 30, 2026, the aggregate intrinsic value of options outstanding and exercisable was $4,082,465, based on the Company's closing stock price of $0.837 per share on that date.

9. Subsequent Events

Effective October 1, 2026, the Company appointed Ron Clayton to its Board of Directors. On October 19, 2026, the Company granted Mr. Clayton options to purchase 400,000 shares of common stock at an exercise price of $0.75 per share. The options vested immediately and expire on October 18, 2031. The estimated grant-date fair value of the options, determined using the Black-Scholes option pricing model, was $267,271 and will be recognized as stock-based compensation expense in the fourth quarter of 2026.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements in this Form 10-Q, including statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, are intended to qualify for the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include our current expectations and projections regarding future results, performance, litigation outcomes, prospects, opportunities, reserves, and other mineralization. We have sought to identify these statements through the use of words such as "may," "will," "expect," "anticipate," "believe," "intend," "feel," "plan," "estimate," "project," "forecast," and similar expressions. These forward-looking statements are based on information currently available to us, are made in good faith, and are believed to have a reasonable basis. However, they are subject to risks, uncertainties, and other factors that could cause our actual results, performance, prospects, or opportunities to differ materially from those expressed or implied by the forward-looking statements.

These risks, uncertainties, and other factors include, but are not limited to, those described in Part I, Item 1A-Risk Factors in our 2025 Annual Report on Form 10-K and in Part II, Item 1A-Risk Factors in this Quarterly Report on Form 10-Q. In light of these risks and uncertainties, readers should not place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Thunder Mountain Gold, Inc. or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not undertake to update or revise any forward-looking statement as a result of new information, future events, or otherwise.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to assist readers in understanding our financial condition and results of operations. This MD&A supplements, and should be read together with, our financial statements and the accompanying notes, which are an integral part of those financial statements. Certain statements in this MD&A are forward-looking, and actual results may differ materially from those expressed or implied.

Plan of Operations

The Company and its subsidiaries hold mining rights, mining claims, and properties in mining districts in Nevada and Idaho, including the South Mountain Property in Idaho and the Trout Creek Property in Nevada.

The Company owns all of the outstanding stock of Thunder Mountain Resources, Inc., a Nevada corporation, which in turn owns all of the outstanding stock of South Mountain Mines, Inc. ("SMMI"), an Idaho corporation. On September 27, 2007, Thunder Mountain Resources, Inc. completed the direct acquisition of SMMI, which at the time held 17 patented mining claims covering approximately 327 acres in Owyhee County in southwestern Idaho. Following the acquisition, Thunder Mountain Resources staked 34 additional unpatented lode claims covering approximately 550 acres and leased approximately 489 acres of private mineral rights and land. The Company subsequently acquired additional surface and mineral rights, including a 360-acre millsite property, and has continued to expand its land position through additional claim staking, lease agreements, and acquisitions of private mineral lands.

Subject to available capital and market conditions, the Company's plan of operations for the next twelve months is to continue advancing the South Mountain Project through exploration and technical studies, including an updated Mineral Resource Estimate and continued baseline environmental and engineering work required to complete a Preliminary Economic Analysis ("PEA"). The Company also plans to continue pursuing and evaluating opportunities to advance the South Mountain Project and acquire additional properties through partnerships, joint ventures, option agreements, and other strategic relationships.

During the first nine months of 2026, the Company's project activities focused on land acquisition, continued compilation of historical data, and drill testing of targets at the South Mountain Project. On April 28, 2026, the Company entered into a 20-year mineral lease with the Idaho Department of Lands ("IDL") covering 3,675 acres of state-owned land adjacent to the Company's South Mountain Mines Property, and on July 21, 2026, entered into a second 20-year IDL mineral lease covering an additional 3,462 acres (together, the "IDL Leases"). In July 2026, the Company also entered into a Mineral Exploration License Agreement covering the patented U.S. Standard and Lady Luck claims at the South Mountain Project. The IDL Leases supplement the patented claims and privately leased lands currently controlled by the Company and on which its exploration activities are focused.

The Company now controls mineral rights covering more than 16,000 acres through private-party lease agreements, the IDL Leases, the Mineral Exploration License Agreement, unpatented claims administered by the Bureau of Land Management, and direct ownership of patented claims.

The project geology consists of interbedded limestone, marble, quartzite, and schist units intruded by granitic magmas, including a breccia known to be enriched in gold (Figure 1). A thin layer of younger basaltic volcanic rocks partially covers the western and northern portions of the project area. Company geologists believe these cover rocks may have obscured mineral deposits from historical discovery before modern geophysical and geochemical techniques became available. The project area is now considered prospective not only for massive sulfide deposits that replace carbonate rocks, known as carbonate replacement deposits ("CRDs"), but also for large-scale disseminated copper and/or gold deposits associated with granitic rocks. A 2023 mineral resource estimate addressed known CRD mineralization extending along an 800-meter zone (Table 1).

During the 2026 core drilling program at the South Mountain Project in Owyhee County, Idaho, the Company intersected new Carbonate Replacement Deposit (CRD) mineralization at Kentucky Ridge, about 250 meters northwest and on strike of the known CRD zone. Drilling also confirmed porphyry-style intrusive rocks and alteration at the Gold Breccia and Birthday targets, which the Company believes may be the source of South Mountain's massive sulfide mineralization.

Table 1.  S-K 1300 Mineral Resource Statement for the South Mountain Project, December 31, 2023

		Silver			Gold			Zinc	Copper	Lead
Classification	tons	ounces/ton	grams/tonne	ounces (x 1,000)	ounces/ton	grams/tonne	ounces	%	%	%
Measured	69,000	3.84	131.7	265	0.058	2.0	4,000	9.18	0.6	0.67
Indicated	154,000	4.47	153.3	688	0.06	2.1	9,300	8.95	0.66	1.06
Measured + Indicated	223,000	4.27	146.4	953	0.059	2.0	13,300	9.02	0.64	0.94
Inferred	959,000	5.67	194.4	5,438	0.037	1.3	35,200	7.56	0.8	1.06

S-K 1300, 2023 by Hard Rock Consultants, LLC.

Figure 1.  Geologic Map with 2026 Drillholes

Granodiorite
N
Birthday
4,736,000mN
4,735,000mN
4,734,000mN
4,732,000mN
3500m
Laxey Marble
Schist
Granite
Granodiorite
Bay State
Basalt
Kentucky
800m
DMEA
SE Extension
CRD Massive Sulfide
Resource Area
1300m
Alluvium
Gold
Breccia
Granodiorite
Marble
2026 Drillholes
CRD Massive Sulfides
(vertical projection)
Patented/Private Land
0
1000m

Summary Results of 2026 Drilling to Date

During the current reporting period, continued evaluation and interpretation of magnetotelluric ("MT") geophysical data collected in 2025, together with regional rock geochemistry, further refined the Company's exploration targets. The Company subsequently completed an 8,500-foot diamond core drilling program to evaluate opportunities to expand the known CRD massive sulfide resource at South Mountain and to test compelling district-scale copper-gold porphyry targets.

The 14-hole diamond core drilling program (Table 2) began late in the second quarter and was completed late in the third quarter of 2026. Initial results report the Company intersected new Carbonate Replacement Deposit (CRD) mineralization at Kentucky Ridge, about 250 meters northwest and on strike of the known CRD zone. Drilling also confirmed porphyry-style intrusive rocks and alteration at the Gold Breccia and Birthday targets, which the Company believes may be the source of South Mountain's massive sulfide mineralization (Figure 1).

Table 2.  2026 Diamond Drill Core Holes

Hole ID	Target Area	DEPTH (feet)	Depth (meters)	Collar Azimuth	Collar Inclination
SM26-054	Gold Breccia	2668	813	285	-85
SM26-055	DMEA	436	133	335	-45
SM26-056		553	169	335	-85
SM26-057		407	124	335	-64
SM26-058	SE Extension	184	56	58	-50
SM26-059		377	115	0	-90
SM26-060	DMEA	290	88	251	-45
SM26-061	Kentucky	617	188	335	-55
SM26-062		247	75	356	-50
SM26-063		302	92	356	-70
SM26-064	Bay State	1026	313	90	-75
SM26-065	Birthday	698	213	0	-90
SM26-066		123	37	0	-90
SM26-067		613	187	200	-65

Ten drill holes intersected mineralogical alteration and associated iron, copper, zinc, and lead sulfide mineralization within the Laxey Marble host-rock formation. Four additional holes provided initial tests of disseminated copper-gold targets (Figure 1).

Four of the ten holes tested the previously undrilled up-dip extension of the DMEA CRD massive sulfide deposit and intersected intense skarn alteration containing copper, zinc, and lead sulfides. Assay results available as of the date of this report (Table 3) include an interval of 22.47 meters grading 86 g/t silver, together with higher-grade subintervals and associated gold, copper, lead, and zinc values.

Table 3. Assay Results from 2026 Core Drilling.

Hole No.	From (m)	To (m)	Interval (m)	*Est. True width (m)	Ag (g/t)	Au (g/t)	Cu	Pb	Zn
SM26-055	55.69	63.09	7.40	49.56	52	0.299	308 ppm	506 ppm	0.22%
and	98.66	121.13	22.47	20.00	86	0.105	0.36%	310 ppm	0.52%
including	98.66	108.81	10.15	9.03	141	0.179	0.74%	382 ppm	1.00%
	101.38	108.81	7.43	6.61	124	0.203	1.01%	385 ppm	1.36%
	103.78	108.81	5.03	4.48	133	0.179	1.47%	318 ppm	1.95%
SM26-056	125.88	133.50	7.62	5.49	67	0.046	0.39%	122 ppm	1.95%
SM26-057	40.23	42.34	2.11	1.98	451	1.510	201 ppm	4.44%	1.64%
and	99.79	113.42	13.63	12.81	117	0.086	0.81%	352 ppm	0.94%
including	101.19	105.86	4.67	4.39	234	0.196	2.12%	454 ppm	2.44%

Three step-out holes drilled at Kentucky Ridge (Figure 1) documented approximately 80 meters of down-plunge continuity from a surface gossan where a channel sample graded 125 g/t silver, 1.2% lead, and 1.7% zinc over 7.6 meters. Visual review of the drill intercepts identified approximately 15 meters of gossan and, in a second drill hole, a correlated but deeper interval of intensely silicified pyrrhotite-sphalerite (zinc sulfide) mineralization. The mineralized zone remains open at depth. Company geologists believe this target may represent a high-level expression of deeper CRD massive sulfide mineralization. Assays are pending.

Three additional holes targeted the Laxey Marble. One of these holes tested a historical induced-polarization geophysical anomaly at the Bay State target, located farther northwest of the CRD massive sulfide resource area on private land owned by the Company (Figure 1). The hole intersected variably altered, pyrite-rich schist and marble, improving the geological model and supporting further exploration along the Laxey Marble trend. Assays are pending.

Two additional holes, located on private land at the southeastern end of the CRD mineralized trend, tested the Laxey Marble approximately 400 meters southeast of the resource area. These holes intersected intensely sericitic, pyrite-rich brecciated schist and marble with localized skarn alteration. Assays are pending.

Finally, four drill holes totaling 1,213 meters (3,979 feet) targeted disseminated copper and/or gold mineralization at Gold Breccia and Birthday based on favorable geological and geophysical characteristics. Drilling encountered mineralogically altered granitic rocks and disseminated to vein-like iron sulfides, including pyrite and pyrrhotite, with occasional copper, zinc, and lead sulfide minerals. Deposits of the type targeted by this drilling are typically zoned in their metal distribution. Company geologists believe the drilling confirms the strong MT anomalies and suggests that the intersected rocks may be peripheral to significant copper and/or gold mineralized deposits. Additional analysis is ongoing, and assay results are pending.

Underground Channel Sampling

During the reporting period, Company geologists collected a metallurgical channel sample of the CRD massive sulfide from the DMEA zone on the Sonneman level to further document and test metallurgical recovery. Assay results from the continuous sample returned 15 meters grading 7.084 g/t gold, 202 g/t silver, 16.31% zinc, 0.55% copper, and 0.56% lead. Metallurgical studies are ongoing, and results are pending.

Financial Condition

Results of Operations:

For the three months ended September 30, 2026, the Company reported a net loss of $1,697,796, compared to a net loss of $480,751 for the comparable period in 2025. The increase in net loss of $1,217,045, or 253%, was primarily attributable to higher exploration, management and administrative, and legal and accounting expenses associated with advancing the Company's mineral properties and ongoing corporate activities.

Three-month period comparisons

Operating expenses for the three months ended September 30, 2026, totaled $1,702,574, an increase of $1,220,364, or 253%, compared to $482,210 for the same period in 2025. The increase was primarily attributable to increased exploration expenditures and higher management and administrative expenses and legal and accounting costs.

Exploration expenditures totaled $1,218,537 for the three months ended September 30, 2026, compared to $290,661 for the same period in 2025, representing an increase of $927,876, or 319%. The increase primarily reflects expanded exploration activities, including drilling, and continued advancement of the Company's South Mountain Project.

Legal and accounting expenses totaled $107,462 for the three months ended September 30, 2026, compared to $83,467 for the same period in 2025, representing an increase of $23,995, or 29%. The increase primarily reflects higher professional service fees associated with financial reporting, SEC compliance, audit and accounting support, and other ongoing corporate activities.

Management and administrative expenses totaled $376,575 for the three months ended September 30, 2026, compared to $108,082 for the same period in 2025, representing an increase of $268,493, or 248%. The increase was primarily attributable to director fees and stock-based compensation of $217,892, with no comparable expense in the prior-year period, and higher management salaries.

Nine-month period comparisons

Operating expenses for the nine months ended September 30, 2026, totaled $3,311,941, an increase of $1,389,022, or 72%, compared to $1,922,919 for the same period in 2025. The increase was primarily attributable to increased exploration expenditures and higher legal and accounting costs, partially offset by lower management and administrative expenses.

Exploration expenditures totaled $2,126,699 for the nine months ended September 30, 2026, compared to $636,623 for the same period in 2025, representing an increase of $1,490,076, or 234%. The increase primarily reflects expanded exploration activities, including drilling, and continued advancement of the Company's South Mountain Project.

Legal and accounting expenses totaled $318,825 for the nine months ended September 30, 2026, compared to $158,719 for the same period in 2025, representing an increase of $160,106, or 101%. The increase primarily reflects higher professional service fees associated with SEC reporting, financial reporting, regulatory compliance, audit and accounting support, and ongoing corporate governance activities.

Management and administrative expenses totaled $866,417 for the nine months ended September 30, 2026, compared to $1,127,577 for the same period in 2025, representing a decrease of $261,160, or 23%. The decrease was primarily attributable to lower director fees and stock-based compensation of $396,212, compared to $781,545 in the prior-year period, partially offset by higher management salaries.

Liquidity and Capital Resources

The Company is in the exploration stage and has not generated revenues from operations. Accordingly, the Company is dependent upon external financing to fund its operations and advance its exploration activities.

As of September 30, 2026, the Company had cash and cash equivalents of $5,020,607, compared with $2,592,167 as of December 31, 2025. As of October 20, 2026, the Company had cash and cash equivalents of $4,884,754. Management believes the Company's existing cash resources are sufficient to fund its planned operations for at least the next twelve months.

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

During the nine months ended September 30, 2026, the Company used net cash in operating activities of $2,889,296, compared to net cash used in operating activities of $1,145,335 for the same period in 2025. The increase in cash used in operating activities during the current period was primarily attributable to higher exploration expenditures, increased professional fees, and an increase in prepaid expenses and other assets, partially offset by an increase in accounts payable and other accrued liabilities.

During the nine months ended September 30, 2026, net cash used in investing activities was $331,568, compared to no investing activity during the same period in 2025. Investing activities during the current period consisted primarily of expenditures related to the acquisition of mineral properties and claim staking, purchases of equipment, and a collateral bond deposit associated with the Idaho state mineral leases.

During the nine months ended September 30, 2026, net cash provided by financing activities was $5,649,304, compared to $2,330,000 for the same period in 2025. Financing activities during the current period consisted primarily of net proceeds from the August 2026 private placement, as well as proceeds from the exercise of stock options and collection of a subscription receivable, while the prior period included proceeds from the issuance of common stock and warrants.

The Company experienced a net increase in cash and cash equivalents of $2,428,440 for the nine months ended September 30, 2026, compared to a net increase of $1,184,665 for the same period in 2025.

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

OGT, LLC:

SMMI is the sole manager of the South Mountain Project in its entirety through a separate Mining Lease with Option to Purchase ("Lease Option") with the Company's majority-owned subsidiary OGT.  SMMI has an option to purchase the South Mountain mineral interest for a capped $5 million less net returns royalties paid through the date of exercise. The Lease Option expires on November 3, 2026. Management is evaluating the expiration of the Lease Option. There has been no discussion by ISGC II of extending or converting the Lease Option as of the date of this report. Under the Lease Option, SMMI paid annual $5,000 net returns royalty payments to OGT through November 2025. The final $5,000 payment was made in November 2025, and no further payments are required under this arrangement.

Idaho State Mineral Leases:

In March 2026, the Company was awarded mineral lease rights on 3,675 acres of Idaho state land through a competitive auction process with a winning bid of $210,000. In connection with the lease, the Company paid initial annual rent of $10,495 and a minimum annual royalty of $10,000.

During July 2026, the Company entered into a second mineral lease covering 3,462 acres of Idaho state land. In connection with this lease, the Company paid initial annual rent of $17,310 and a minimum annual royalty of $10,000. Both leases have 20-year terms, with annual rental and minimum royalty periods running from March through February, and require annual payments to maintain the leases in good standing. In September 2026, the Company received credits totaling $14,227 from the State of Idaho to prorate the 2026 rent and minimum royalty payments on both leases. The credits will be applied against the 2027 payments and are included in prepaid expenses and other assets at September 30, 2026.

Significant Accounting Policies

Our significant accounting policies are disclosed in Note 1 to the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2026, we have no off-balance sheet arrangements.

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

Based on that evaluation, our principal executive and principal financial officer has concluded that, as of September 30, 2026, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. Mineral interests are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. Thunder Mountain Gold evaluated these impairment considerations and determined that no such impairments occurred as of September 30, 2026.

Risks Related to Our Company

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception and expect to continue to incur losses in the future. We had an accumulated deficit of approximately $13,930,342 as of September 30, 2026. We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by the Company during our fiscal quarter ended September 30, 2026, other than as reported in our Current Report on Form 8-K filed August 26, 2026.

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

During the nine months ended September 30, 2026, the Company did not have any operating mines and therefore had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company's U.S. operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.  Other Information

During our fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6.  Exhibits

Documents which are filed as a part of this report:

Exhibits:

4.1*	Form of Warrant Certificate issued in connection with the private placement completed in August 2026.
10.1*	Form of Subscription Agreement for the private placement completed in August 2026.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THUNDER MOUNTAIN GOLD, INC.

Date: November 12, 2026	By:	/s/ Eric T. Jones
	Name:	Eric T. Jones
	Title:	President and Chief Executive Officer Principal Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)